Form 10-K
period 2004-12-31
ZIPREALTY INC
filed 2005-03-28
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one	)
☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-31376

ZIPREALTY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	94-3319956 (IRS employer identification number)

2000 POWELL STEET, SUITE 1555 EMERYVILLE, CA (Address of principal executive offices)	94608 (Zip Code)
(510) 735-2600
(Registrant’s telephone number)
Securities registered pursuant to section 12(g) of the Act:
Shares of Common Stock, $0.001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      At June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established trading market for the registrant’s common stock.
      We had 19,895,420 shares of common stock outstanding at March 22, 2005.

2

DOCUMENTS INCORPORATED BY REFERENCE
      Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 incorporate by reference information from the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2004.
Statement regarding forward-looking statements
      This report includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	our future financial results;

•	our future growth and expansion into new markets;

•	our future advertising and marketing activities; and

•	our future investment in technology.
      We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors”, in Item 7 of Part II. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.
      In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report.
Trademarks
      “ZipRealty,” “ZipAgent” and “ZipNotify” are our registered trademarks in the United States. Our pending trademarks appearing in this report include “Your home is where our heart is” and “ZipAgent Platform.” “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.
Internet Site
      Our Internet address is www.ziprealty.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our website is not a part of this annual report on Form 10-K.

PART I

Item 1.	Business:
OVERVIEW
      We are a full-service residential real estate brokerage firm, using the Internet, proprietary technology and efficient business processes to provide home buyers and sellers with high-quality service and value. Our solution includes a client-centric business approach, a sophisticated website that empowers home buyers and sellers with relevant information, a proprietary business management technology platform and significant financial savings for consumers. With operations in 12 major metropolitan areas, we employ over 900 sales agents, known as ZipAgents, all of whom are licensed in their local markets, are members of the National Association of REALTORS® and work for us on an exclusive, full-time basis. We believe that this unique employee-based model in an industry characterized almost exclusively by independent contractors provides us with a distinct competitive advantage in being able to consistently deliver outstanding service to our clients.
      Through our website, registered users can access a broad range of current information and powerful tools to research and commence the process of buying or selling a home, including direct access to comprehensive local Multiple Listing Service(s), or MLS(s), home listings data, such as asking prices, home layouts and other features. Each MLS is a database of available homes listed for sale by participating member agents to facilitate broker cooperation. We also provide information in addition to MLS data, including neighborhood attributes, school district information, comparable home sales data, maps and driving directions. We attract users to our website through a variety of marketing channels, including online advertising, word-of-mouth and advertisements in traditional media.
      Our proprietary ZipAgent Platform automatically matches registered users with our local ZipAgents who market and provide our comprehensive real estate brokerage services, including showing properties to our buyers and listing and marketing properties on behalf of our sellers, as well as negotiating, advisory, transaction processing and closing services. Our Zip Agent Platform, or ZAP, technology also includes a customer relationship management system that identifies and analyzes user behavior on our website allowing us to provide more relevant information and service to clients and a business management system that allows our managers to monitor the activities of our ZipAgents to ensure a high level of client service. According to a 2004 survey by the California Association of REALTORS®, 88% of home buyers who used the Internet as an important part of their home buying and selection process were very satisfied with their agent experience, compared to only 30% for traditional home buyers who did not use the Internet as an important part of their process.
      Our business was founded in 1999 and has grown rapidly since inception. We generate revenues principally from earning brokerage commissions in connection with representing buyers and sellers of residential real estate. In 2004, we generated $62.3 million in net revenues, compared to $33.8 million in 2003, $17.2 million in 2002 and $4.0 million in 2001. As of December 31, 2004, we had over 600,000 active registered users who had accessed our website within the last twelve months, and since our inception we have closed over 18,400 real estate transactions with an aggregate transaction value of approximately $5.8 billion. We currently have operations in Atlanta, Baltimore/ Washington D.C./ Northern Virginia, Boston, Chicago, Dallas, Los Angeles, Orange County, Phoenix/ Scottsdale, Sacramento, San Diego, the San Francisco Bay Area and Seattle. We currently plan to begin operations in Las Vegas in mid-2005 and to open one or two additional markets later in the year.
INDUSTRY BACKGROUND

The U.S. residential real estate market
      The residential real estate industry is one of the largest in the United States. According to REAL Trends, an industry research firm, residential real estate sales totaled over $1.5 trillion in 2003. Also according to REAL Trends, sales of existing homes comprise the vast majority of the residential real estate market, accounting for $1.3 trillion of 2003 total home sales. Additionally, REAL Trends reported that total residential real estate brokerage commissions and fees, which are primarily derived from existing home sales, were approximately $60 billion in 2003. We believe that favorable demographic, cultural and economic trends have contributed to consistent long-term growth in the residential real estate industry. From 1983 to 2003 (the last year for which data was available as of this writing), the residential real estate industry grew at a compound annual growth rate of 9% in terms of aggregate sales volume.
      The residential real estate brokerage market is highly fragmented. According to REAL Trends, the 10 largest brokerage firms accounted for approximately 10% of all brokered residential real estate transaction volume in 2003, and the single largest firm accounted for less than 5% of total transaction volume. According to NAR, there are in excess of one million members of NAR and an estimated 70,000 residential real estate brokerage firms in the United States.
      Some brokerage firms are affiliated with national franchise brands, such as Century 21, Coldwell Banker, Prudential and RE/ MAX. The franchise brands typically do not directly own and operate brokerage firms, but rather license their brand names and trademarks and provide other marketing support to franchisee brokerage firms. These brokerage firms typically engage agents to work for them as independent contractors and as a result franchisors and franchisees have limited direct influence over the client relationship or the quality of client service. Brokerage firms associated with the eight largest brands accounted for approximately 50% of total brokered transaction volume in 2003 according to REAL Trends.

Traditional real estate transaction process
      The traditional real estate transaction process centers on real estate agents, who act as the principal intermediary between home buyers and sellers and control the flow of information to both. Prior to the relatively recent influence of the Internet, prospective home buyers and sellers would typically rely on their agents, word of mouth, newspapers and local publications for information regarding homes available for sale. Information presented in traditional media has historically been limited, often consisting of only a single photo and a brief description.
      In order to gain access to a broader range of information, prospective home buyers would typically engage an agent. One of the primary benefits traditionally offered by an agent is access to MLS home listings data and the ability to search and filter that data based upon specified criteria. Because consumers have not traditionally had direct access to this data, the agent has primary control over the process of searching and filtering the MLS data under this system. Consequently, consumers cannot be assured of access to comprehensive and relevant information. Prospective home buyers rely on the agent to identify and show them relevant properties and typically spend a great deal of time physically viewing these properties. Therefore consumers may spend unnecessary time visiting homes that they would have decided not to visit, and may fail to visit homes that would have been of interest, if they had access to more comprehensive information.
      Traditionally, prospective home sellers have had similarly limited opportunities to investigate the current market or to efficiently and effectively market and sell their homes. Sellers would typically call a local agent to list their home for sale and would rely on that agent to give them guidance on the market value of the home and the most effective manner to successfully market and sell the home. The agent would then enter into an exclusive listing agreement with the seller and post the property for sale in the local MLS. Commissions vary from market to market, but generally range from 5% to 6% of the total sales price of the home. Many agents and brokerages are reluctant to compete on price and instead rely on historical market commission percentages to set their rates. The commission is paid by the seller at the closing and is typically split between the buyer’s agent and the seller’s agent.

Increasing use of the Internet in the residential real estate transaction process
      Consumers are increasingly using the Internet as a key source of information in buying or selling a home. As reported by Business Week in May 2004, more than 70% of home buyers use the Internet in their home search, up from 41% in 2001. The Internet provides a highly effective means for consumers to research information about homes in an industry that is data intensive yet historically has suffered from a lack of broad access to comprehensive and timely property listings information for consumers. The interactivity of the

Internet also allows consumers to better conduct targeted searches and research relevant data about desired homes or areas. The ability to provide multiple images and rich media makes the Internet a highly effective means for brokerage firms to market and consumers to research homes.

Challenges and limitations of the traditional residential real estate process
      We believe that the traditional residential real estate industry is characterized by a number of challenges and limitations, including:
      Challenges for home buyers and sellers. We believe that the traditional residential real estate industry is characterized by low levels of client satisfaction. Some contributing factors include:

•	limited access to, and transparency of, information;

•	high commissions;

•	lack of client control over the process; and

•	low levels of agent responsiveness and accountability.
      Challenges for agents. Agents often have difficulty generating consistent transaction volume, resulting in inconsistent earnings. Some contributing factors include:

•	need to spend considerable personal time and money generating potential clients;

•	limited resources to properly manage client relationships and transaction processes; and

•	responsibility for other business expenses and personal benefits.
      Challenges for brokerage firms. Traditional brokerage firms have difficulty differentiating their services and effectively managing agents and ensuring client satisfaction. Some contributing factors include:

•	independent contractor nature of agent relationship limits accountability and managerial effectiveness;

•	ownership and management of client relationships resides with the agents; and

•	low levels of client and agent loyalty.
OUR BUSINESS MODEL
      We are a full service residential real estate brokerage firm using the Internet, proprietary technology and efficient business processes to provide home buyers and sellers with high-quality service and value. We believe that we have developed a unique client-centric approach to the residential real estate brokerage process. The key attributes of our solution include:

Addressing challenges for home buyers and sellers
      We use the Internet to empower consumers. Through our website, we empower our registered users with comprehensive, free and unrestricted access to all currently available home listings posted on the MLSs in our markets and the ability to research and compare homes. Our MLS data is updated at least once per day in each of our markets. We also provide valuable information and services to potential home buyers through our website, such as home and neighborhood content, automated screenings and notifications of available homes that meet specified criteria, the ability to schedule home viewing appointments or make offers online and financing pre-approval. We offer home sellers online comparative marketing tools and virtual tours, as well as broad marketing distribution through the Internet and traditional media.
      We focus on delivering high-quality service with a client-centric approach. Our solution is built around the client, not the agent. We acquire a majority of our client leads and provide ongoing value-added services through the Internet, allowing us, rather than the agent, to control the client relationship. With our employee model, we hold our agents accountable for consistently delivering a high level of client service and satisfaction. We monitor each of our ZipAgents through our ZAP technology to ensure a high level of responsiveness and enable us to quickly address any potential issues. To back up our commitment to client service, we offer our clients a $250 cash refund if they are unsatisfied with our services. In addition, our clients can influence the commission paid to their ZipAgent based upon the results of a client satisfaction survey.
      We offer a compelling consumer value proposition. Our use of the Internet, proprietary technologies and efficient business processes allow us to offer significant cash rebates to our buyers and reduced commissions to our sellers. We presently pay each of our home buyers an amount equal to 20% of our commission in cash upon closing and offer our home sellers up to a 25% discount off of standard commissions in their particular market.

Addressing challenges for agents and brokerage firms
      We use proprietary business management technologies and processes to increase operational efficiency and provide excellent client service. Our proprietary ZAP technology utilizes the interactivity, broad availability and efficiencies of the Internet to allow us to increase ZipAgent productivity. After a new client completes the registration process, our ZAP technology automatically monitors the client’s searching behavior from the initial search session and assigns that client to a ZipAgent who specializes in the specific territories most frequently searched by that client during that initial session. Only leads that are qualified, meaning that the client has completed the registration process and has conducted at least one home search in an area in which we do business, are assigned to our ZipAgents, allowing our agents a steady flow of clients who are searching in the territories in which they specialize. Our ZAP technology also provides a system for organizing and prioritizing these leads, valuable customer relationship management, or CRM, tools and visibility into client website behavior. Our ZAP technology also allows our managers to observe and manage how our ZipAgents are servicing our clients. We also have proprietary transaction support tools and a dedicated group of service professionals to help our ZipAgents close transactions more efficiently. We believe our integrated consumer website and ZAP technology are difficult to replicate and allow us to manage employees effectively, rapidly scale our business to meet client needs, and provide outstanding client service.
      We offer a compelling value proposition to agents. We believe our employee-based model and ZAP technology offer a unique and attractive proposition to agents compared with that found at traditional brokerages, including the ability to work more efficiently and close more transactions. We design, implement and bear the cost of all marketing programs for our ZipAgents, including the delivery of a steady flow of client leads, allowing them to focus on serving clients rather than generating new business. Additionally, all of our ZipAgents receive comprehensive initial training and participate in various ongoing training activities. All of our ZipAgents are full-time ZipRealty employees and after completing six months of employment are eligible for employee benefits including company-sponsored health, welfare, retirement and equity incentive plans. We believe that a number of factors contribute to our ZipAgents’ ability to close more transactions than is typically achieved in the industry, in particular:

•	our ZipAgents receive a steady flow of qualified leads without individual marketing efforts, allowing them to rapidly develop a good pipeline of clients;

•	our ZAP technology, with its proprietary CRM tools, allows our ZipAgents to remain organized and communicate and sell effectively with numerous clients at the same time; and

•	our system includes closing support infrastructure that allows our ZipAgents to spend less time on closing tasks and more time on new clients than they would otherwise be able to without this support in place.
      Our ZipAgent productivity has consistently exceeded that typically achieved by agents in the industry. According to an annual ranking in Realtor Magazine, the number of monthly transaction sides per agent for the largest 10 brokerages in the United States averaged approximately 0.8 in 2002 and 2003. We are not aware of the methodology used by Realtor Magazine to calculate these productivity levels. For full years 2002, 2003 and 2004, the average monthly productivity of our ZipAgents ranged from 1.2 to 1.3 transactions per ZipAgent. We calculate the average monthly productivity of our ZipAgents for a full year by dividing the average monthly number of transactions closed during the year by the average number of ZipAgents employed at the beginning of each quarter in the year. We do not adjust the denominator for ZipAgents hired during the quarter, because closing transactions in the first three months of joining us is difficult given the time lags involved in the real estate closing process. The productivity level of our ZipAgents who have been with us in excess of three full months is considerably higher than the average level achieved by all our ZipAgents. We also do not adjust the denominator for ZipAgents who leave us during the quarter.
OUR STRATEGY
      Our objective is to become one of the most recognized, respected and successful companies in the residential real estate industry. The key elements of our strategy include:

Broaden and deepen our presence in existing markets
      We plan to increase our presence and market share in existing markets by expanding our number of ZipAgents, continuing to improve ZipAgent productivity and growing our home listings business. While our focus historically has been on buyers, we intend to grow our home listings business in a number of ways, such as by developing more website tools for sellers, implementing a referral system that encourages ZipAgents and clients to refer home listings and using dedicated listing specialists. We also intend to increase our penetration into the higher-priced home segment.

Enhance the ZipRealty brand
      We believe that enhancing the ZipRealty brand will heighten awareness of our company and increase the number of home buyers and sellers who use our services and ultimately increase the number of transactions that we close. We recently redesigned our logo and reinitiated advertising campaigns on offline media such as radio, outdoor and print to promote this new branding effort. We also plan to advertise through television media to further promote our brand. In addition, we believe that we can enhance our brand by continuing to focus on client service, with the objective of creating lifelong relationships with our clients.

Continue to invest in technology and our people to increase operational efficiency
      We plan to continue improving our proprietary technology platform to increase ZipAgent productivity and provide consistently high levels of client service and satisfaction. We intend to continue to design tools that help our ZipAgents better qualify and prioritize leads and identify levels of client responsiveness and implement communication services that allow our ZipAgents to be more responsive and productive. In addition to enhancing our technology, we intend to continue to refine our recruiting and training programs and provide our ZipAgents with additional field support in an effort to continue increasing ZipAgent productivity. Our centralized infrastructure is designed to enable us to rapidly expand our business and take advantage of economies of scale.

Expand operations into new geographic markets
      We believe that there is a significant opportunity to expand our services into new geographic markets represented by over 250 U.S. metropolitan statistical areas, or MSAs. We currently operate in 12 major metropolitan areas, including 11 of the top 25 U.S. MSAs. We currently plan to begin operations in Las Vegas in mid-2005 and to open one or two additional markets later in the year. We are currently evaluating the relative attractiveness of other markets and developing entry strategies and timelines. In determining which markets we intend to expand into and in what order, we consider a variety of criteria, including demographics, business climate, housing market, competition, technology fit and regulatory environment. Currently, several states prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured. Should we decide to expand into any of these states, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states.

Continue to improve the client experience
      We believe that ongoing client satisfaction is critical to our continued success and future growth. As a result, we continually focus on improving the client experience on our website and with our ZipAgents. In addition to enhancing the functionality of our website, we plan to provide additional information to home buyers and sellers, including transaction documentation, improved personalization and search features such as comparison and market analysis tools, additional seller tools to improve our listings business and enhanced image capabilities. We also plan to provide clients with the ability to monitor the transaction process and view documentation online.
OUR CONSUMER WEBSITE AND SERVICES
      Our real estate services enable consumers to control the home buying or selling process from the comfort of their home or office. Consumers enjoy an Internet-enabled, easy-to-use approach to the real estate process and have access to a team of local ZipAgents. Our ZipAgents typically have extensive market knowledge of the metropolitan areas they serve and are required to be active members of their local, state and national real estate and MLS associations. In addition, our website, www.ziprealty.com, provides a step-by-step approach to guide clients through the home buying and selling process. Our website and agent platform software is proprietary to us. We enhance our website by including information such as home listings, neighborhoods and recent home sales that we obtain from local MLSs and other third party providers.

Comprehensive MLS access for home listings data
      We offer individuals who register on our website access to comprehensive available home listings data, including pictures, from the local MLSs in the markets in which we operate. As active members of the MLSs in the markets we serve, we organize the data from each MLS database and provide it directly to consumers on our website. Unlike many real estate websites, we show listings from all broker participants in the MLSs, not just our own listings. We update this data frequently, often multiple times daily. Our website is password protected, so only individuals who provide basic registration information, agree to our terms of use and then return to our site to input a code which we email to them at the time of their registration, are able to access comprehensive home listings data. Consumers can search for homes based upon numerous criteria, including location, price, square footage, number of bedrooms and bathrooms, by map geography, distance from clients specified address, and other characteristics and amenities such as lot size, whether it has a fireplace or central air, and numerous other features. We do not show information from the MLS databases that is marked as confidential, such as information relating to home security.

ZipNotify
      One of our most popular consumer website tools is called ZipNotify, which allows consumers to receive an automatic email notification each time a property which meets their desired search criteria is listed on the local MLSs. Since we update our listings information at least once per day in each market, our registered users are able to learn about new listings in a very timely manner. In markets that are characterized by short supply, this tool provides our clients a competitive advantage over other consumers who might have to wait for their agent to learn about the listing and then contact them with the information. The ZipNotify tool is also interactive, so with one click the consumer can login to see more detailed information on the home, schedule a visit with one of our ZipAgents to see the home, or send an email to one of our ZipAgents requesting more information about the property. Our number of ZipNotify messages has grown steadily, and averaged over 5.4 million per month in the fiscal year 2004 compared to 2.3 million per month in the fiscal year 2003.

Neighborhood data and related information
      Our system is designed to provide consumers with access to a broad range of information in addition to the MLS data about their potential home without having to rely on an agent or other party to provide that information for them. Consequently our website includes several tools to help our clients educate themselves during the process, including relevant neighborhood data such as population, comparable home sales, average income, education level, occupation mix, cost of living, crime statistics, weather, school district information, maps and driving directions.

Online images and virtual tours
      We believe that one of the principal attractions of the Internet for consumers researching homes is the ability for consumers to view images of available homes. For our seller clients, we offer virtual home tours and photos of our home listings at no additional cost. For our buyer clients, in addition to the customary single photo, in select markets we have the ability to post multiple property photos from the local MLSs, giving clients a more robust search experience. This enables home buyers to better research homes before deciding whether to visit them.

Schedule visits
      We try to make it as easy and convenient as possible for our buyer clients to schedule visits of properties they would like to see. All a client has to do is click on a button when viewing information about a home on our website and enter in their phone number and what day(s) and time(s) they would prefer to see the home. We then contact the listing agent and organize the visit for our client. Alternatively, our clients can contact their ZipAgent by telephone or fax to schedule a visit.

Home offers
      While the vast majority of clients prefer to make offers through their ZipAgent, some clients like the convenience and speed of submitting their offers online. We provide this capability through our website by allowing clients to input all of the relevant information into our offer form. We then fill out the appropriate paperwork and obtain signatures from, and submit the offer on behalf of, our client.

Financing pre-approval
      Obtaining pre-approval for a home purchase prior to submitting an offer can greatly strengthen the quality of an offer for our buyers. Therefore, we offer our clients a pre-approval option on our website through the ZipRealty Mortgage Center, which is provided by E-LOAN, Inc. Clients input all of the required data into the online form, and the pre-approval process can be completed in a matter of minutes. Clients can conveniently print out their own pre-approval letters from E-LOAN to submit with offers. Clients can also call E-LOAN through our mortgage center for additional assistance.
ZIPAGENT PLATFORM
      Our ZipAgent Platform is our proprietary web-based system that systematically integrates and records all consumer contact information and website behavior, ZipAgent behavior and transaction information into a common Oracle-based platform. ZAP records relevant consumer behavior such as logon frequency and times, specific homes viewed and printed, searches made by clients, requested visits to view a home and online offers. The system also records and organizes all relevant ZipAgent activities, such as frequency and length of ZipAgent logins, automatically captures and stores all email communications, organized by client, and requires ZipAgents to input summary information about all client phone calls, visits conducted and offers submitted and accepted.
      We use the data collected by ZAP to more effectively manage our ZipAgents to ensure each is working diligently, productively and in our clients’ best interests. The system also incorporates proprietary CRM tools that allow ZipAgents to manage their databases of clients. For example, one tool uses predictive behavior to help our ZipAgents identify those clients who are likely to need their services in the near term. ZAP also has an array of real-time management reports which gives our management detailed visibility into daily business activity. Finally, ZAP includes automated closing checklists and tools that allow our ZipAgents and district coordinators who assist our ZipAgents in the closing process to efficiently handle the closing of multiple transactions. We believe that ZAP enables our ZipAgents to be more productive and enhances the level of service we provide our clients.

ZIPAGENTS
      We believe that we are one of the few residential real estate brokerages that engages its agents as full-time employees rather than as independent contractors. Independent contractors work for themselves, not a brokerage, and consequently have a tremendous degree of independence in how they spend their time, when they work and how well they service clients. In contrast, our employee-based model allows us to actively manage and train our ZipAgents and hold them accountable for their activities and client service levels. We believe that by actively managing and training our employee ZipAgents we can both enhance the client experience and increase ZipAgent productivity.

Compensation structure
      We offer our ZipAgents a compensation package that we believe is attractive compared to that offered by traditional brokerage firms. We believe that our compensation package leads to a higher degree of ZipAgent loyalty and a consistently high level of client service. Our compensation package includes:

•	Commissions. As is customary in the real estate brokerage industry, ZipAgents earn a portion of the commissions they generate for us, which is known as their split. Industry commission splits vary widely, but frequently range from 70% to 80% to the agent and the balance to the brokerage firm. Our commission splits to ZipAgents vary from as low as 40% to as high as 80% of our net revenues, after deducting certain other items.

•	Expense allowance. All ZipAgents receive an expense allowance of $750 to $1,500 per month, depending on their level of productivity. This allowance is designed to allow ZipAgents to cover many expenses typically related to their business, such as automobile, cell phone and Internet connectivity.

•	Company-paid expenses. In the traditional independent contractor model, agents are typically responsible for covering all of their own expenses, including the cost of lead generation, advertising and marketing costs associated with selling homes, production of collateral materials and transaction coordination costs if those services are desired. In our model, we cover these costs for all of our ZipAgents who meet certain levels of productivity. For those ZipAgents who do not meet this threshold, we charge a client acquisition fee of $750 per month.

•	Benefits. One of the advantages of our employee-based model for our ZipAgents is that we provide them with a broad array of benefits that are uncommon in the real estate brokerage industry, including company-sponsored health, welfare and 401(k) plans. In addition, ZipAgents have the ability to earn stock options in connection with annual performance reviews and in some cases based upon transaction volume.

Recruiting and training
      At December 31, 2004, we employed a staff of 15 full-time recruiters who are solely dedicated to identifying and qualifying prospective ZipAgents. We offer extensive training programs both for new ZipAgents as they join us, as well as for existing ZipAgents on an on-going basis. New ZipAgents currently receive a week of orientation and initial training on how to use ZAP in one of our two regional training facilities. ZipAgents then enter their respective local markets and are required to complete a series of training modules with their manager and other local resources during their first several weeks. On an on-going basis, ZipAgents are presented with training content through multiple channels, including webcasts, interactive web training modules and live presentations during their weekly sales meetings. New ZipAgents are also frequently paired with seasoned ZipAgents for their first few transactions to accelerate their training.
CLIENT ACQUISITION

Lead generation
      We want our ZipAgents to focus on providing high-quality client service, rather than finding their next client. Accordingly, we provide ZipAgents with leads of clients who are actively searching on our website for properties in their sales territories. We attract these clients principally by using two types of paid lead sources. First, we retain hosts of other websites to provide links to our website. Those hosts are typically businesses that are lead generators or that are involved in the real estate or financial services industries. Second, we actively advertise in key locations on the Web where consumers gather or conduct searches for real estate information. We currently have contractual relationships with over 40 lead sources of either type. In 2004 only one independent lead source generated in excess of 10% of our leads: Homegain, Inc., which generated approximately 21% of our leads during the year. Homegain competes with us for on-line customer acquisition. On July 31, 2004, our co-branded initiative with Yahoo! ended. This lead source accounted for approximately 8% of our leads during 2004. We have replaced the Yahoo! leads with a smaller number of leads from other sources that we believe, based upon our historical conversion data, will continue to provide ample deal flow for our ZipAgents in these markets to allow them to be successful. In addition to paid lead sources, in 2004 we attracted approximately 32% of our leads directly to our website, which involved no direct acquisition costs.
      The majority of our lead source agreements are in the form of non-exclusive, short-term agreements (six months or less) that are generally terminable on little or no notice (60 days or less) and with no penalties. These agreements typically are priced on a cost-per-click, or CPC, cost-per-lead, or CPL, or cost-per-impression, or CPM, basis, with a majority being on a CPC and CPL basis. Under our CPC agreements, we pay a fixed amount each time a potential client clicks on one of our advertisements and is directed to our website. Under our CPL agreements, we pay a fee for each lead we generate from that source. We define a lead as a client who has registered on our website, confirmed an email address, searched for homes in an area where we have operations, and has been assigned to one of our ZipAgents. Under our CPM agreements, we are charged a fee each time a potential client views one of our advertisements.
      We have found that localized content is a key to driving qualified leads to our site. Once a client visits our website, we are able to track significant information about the client, including which website and link the consumer clicked on, how frequently they visit our website, what activities they perform while on our website and whether they ultimately transact with us. By using this data, we believe we can optimize our lead generation expenses based on the most productive sources and continually refine the ways in which we advertise our services.

Offline marketing
      In 2004 we redesigned our logo and reinitiated advertising campaigns on offline media such as radio, outdoor and print to promote this new branding effort. Our media plan, which over time we anticipate will include additional media such as television, focuses on heightening awareness of our company and increasing the number of home buyers and sellers who use our services and ultimately transact with us. In a limited number of test markets, we plan to continue testing our offline marketing strategy before rolling it out on a broader scale. Finally, we believe that we will enhance our brand by continuing to focus on client service, with the objective of encouraging word-of-mouth referrals and creating lifelong relationships with our clients.
PRODUCT DEVELOPMENT AND ENGINEERING
      At December 31, 2004, our technology team was comprised of 21 employees, including a product development team, software engineers, database and data center engineers and a data acquisition team. Our technology team focuses on enhancing and improving our existing technology as well as developing new proprietary tools.
      Our technology team is responsible for maintaining property listings data through our over 30 MLS memberships. In order to ensure we provide the most comprehensive and timely data available, we download MLS data seven days a week, and for most MLSs, multiple times per day. Currently, we provide information on approximately 300,000 homes in our searchable database in the markets we serve. To provide our consumers with a more complete understanding of homes and neighborhoods, we combine data from the MLSs with additional local information from other data sources which we license on a non-exclusive basis.
      Our product development team is responsible for fulfilling all product requirements on both our consumer website and the ZipAgent Platform. This team generally internally releases software updates approximately once per quarter. As part of our development process, the product development team works with users to identify feature enhancements that will provide a better consumer experience, increase ZipAgent productivity and enhance management oversight capabilities. Our system is not dependent on a client’s computer configuration, working with all principal Internet service providers and Internet browsers. Our system is Java-based and uses commercially available hardware and proprietary database technology based on an Oracle platform, making it highly scalable. Our application server is compliant with relevant industry standards.
      We serve our clients from a third party co-location facility located in Sunnyvale, California, operated by Qwest Communications. The facility is secured by around-the-clock guards and biometric access screening and is equipped with back-up generators, redundant HVAC and Internet connectivity. We regularly rotate back-up tapes to another location for safekeeping.
REGULATORY MATTERS
      The real estate industry is highly regulated. In the conduct of our business, we must monitor and comply with a wide variety of applicable laws and regulations of both the government and private organizations.

Government regulation
      The most extensive regulations applicable to our business are at the state level and are typically overseen by state agencies dedicated to real estate matters. However, the residential real estate industry is also regulated by federal and local authorities.
      State regulation. Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license. In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. Although payment of rebates or credits to real estate purchasers of the type we offer are permitted in most states, some states either do not permit these rebates or credits, or do not permit them in the form that we currently provide them. In each of the nine states and the District of Columbia where we currently have operations, as well as Las Vegas, we have designated one of our officers as the individually licensed broker and, where applicable, we hold a corporate real estate broker’s license.
      Federal regulation. In addition to state regulations, there are federal laws and regulations that govern the real estate brokerage business. The applicable federal regulations include the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, and federal fair housing laws. RESPA, as applicable to us, is intended to provide for more effective advance disclosures to home buyers and sellers of settlement costs and the elimination of kickbacks or referral fees that tend to increase unnecessarily the costs of certain settlement services. While RESPA has broad-reaching impact on a variety of services associated with the purchase or sale of real estate, including lending, title insurance and settlement services, its principal application to the real estate brokerage business is to limit payment of referral fees or the inappropriate splitting of fees, and to require additional consumer disclosures. Generally, it is illegal under RESPA to pay or receive a referral fee or other fee, kickback or anything of value in a real estate transaction involving a federally related mortgage loan for the referral of business. RESPA limits the type of business relationships that we can enter into for acquiring client leads or otherwise, as well as the referral of clients to other service providers. RESPA also limits the manner in which we can provide other services to our customers. Federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers, and affect our opportunities to solicit new clients.
      Local regulation. Local regulations also govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.
      Federal and state labor regulation. In addition to the real estate regulations discussed above, we are also subject to federal and state regulation of our employment practices including the compensation of ZipAgents. ZipAgents are exempt from the overtime and minimum wage provisions of the federal Fair Labor Standards Act because their duties selling residential real estate and the commission-based method of compensation are designed to qualify for the “outside sales exemption” under the terms of the Fair Labor Standards Act and the U.S. Department of Labor’s regulations. The “outside sales exemption” is applied on a case-by-case basis and is considered in light of the specific duties performed by an individual ZipAgent. Accordingly, as to any individual ZipAgent, in the event his or her duties become different than those currently assigned and contemplated, it might be determined that the exemption is inapplicable. In that event, we could be subject to penalties and damages including back pay and attorneys’ fees for the failure to pay the individual in accordance with his or her actual duties.
      Further, the Department of Labor’s regulations are subject to interpretation by the Department of Labor and the courts and are subject to change. New regulations were promulgated in final form on April 23, 2004 and went into effect August 23, 2004. Accordingly, there is little precedent or guidance regarding the interpretation and application of the new regulations nor any assurance how long these regulations will remain in place. In the event it appears the legal standard for the “outside exemption” changes, it may be necessary to modify the ZipAgent compensation structure.
      Individual states also sometimes elect to adopt overtime and minimum wage laws providing greater benefits to employees than the Fair Labor Standards Act. The ZipAgent job is designed to qualify for exemption from such laws, to the extent applicable, in the states in which we currently employ ZipAgents. Like the federal law, these state laws are applied on a case-by-case basis considering the duties of specific individuals and are subject to judicial and agency interpretation and legislative change. New interpretations or changes in state law, or expansion of operations to states that do not recognize an “outside sales exemption” comparable to the federal exemption, may require modification of the ZipAgent compensation structure.

Third-party regulation
      In addition to governmental regulations, we are subject to rules and regulations established by private real estate trade organizations, including, among others, local MLSs, NAR, state Associations of REALTORS®, and local Associations of REALTORS®. The rules and regulations of the various MLSs to which we belong vary, and specify, among other things, how we as a broker member can use MLS listing data, including specifying, in some cases, the use and display of this data on our website.
      Additionally, NAR has recently adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on virtual office websites, or VOWs. We operate a VOW, which is a password protected website which allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. Individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, will be required to implement their own individual VOW policies consistent with the NAR policy by July 1, 2005. NAR has extended the deadline for the implementation of its rules at least three times during an investigation by the antitrust division of the U.S. Department of Justice into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. Once these individual MLS VOW policies are implemented, the NAR policy currently provides that member brokerages will have up to six months to comply with the policy.

      The NAR policy is designed to provide structure to the individual MLS VOW policies, subject to a number of areas in which the individual MLSs may tailor the policy to meet their local needs. One NAR policy provision with which the individual MLSs must adhere, once required to be implemented, is known as an “opt-out.” This provision creates a mechanism for individual brokers to prevent their listings data from being displayed on certain competitors’ VOWs. MLS members and participants, including individual brokers, could exercise a “blanket opt-out,” which would not allow their listings to be displayed on any competing VOW, or a “selective opt-out,” in which they could selectively prevent certain competing VOWs from displaying their listings, while allowing other VOWs to do so. A few of the MLSs of which we are a member, as well as at least one of the state Association of REALTORS® of which we are a member, have adopted VOW policies with “opt-out” provisions, apparently in anticipation of their required implementation of the NAR policy. To our knowledge, to date no members or participants of any of those MLSs have exercised such an opt-out right. Should any such right be exercised, it could restrict our ability to display comprehensive MLS home listings data to our clients, which is a key part of our business model. Should our ability to display MLS listings information on our website be significantly restricted, it may reduce demand for our services and materially harm our earnings and results from operations, as well as increase our costs of ensuring compliance with such restrictions.
      NAR, as well as the state and local Associations of REALTORS®, also have codes of ethics, rules and regulations governing the actions of members in dealings with other members, clients and the public. We are bound to abide by these codes of ethics, rules and regulations by virtue of our membership in these organizations.
COMPETITION
      The market for residential real estate brokerage services is highly fragmented at the national level, with no individual brokerage holding more than a 5% share, and the 10 largest brokerages holding less than 10% collectively, according to the latest REAL Trends information available as of this writing. However, the eight largest national brands that brokerages work under via franchise affiliations had approximately a 50% U.S. market share, according to REAL Trends, providing the potential for significant national and local influence. We compete with these brokerages at the local level to represent home buyers or sellers. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Cendant Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Cendant. We are also subject to competition from local or regional firms, as well as individual real estate agents. We also compete or may in the future compete with various online services, such as InterActiveCorp/ IAC and its LendingTree unit, HouseValues, Inc., HomeGain, Inc., Homestore, Inc. and its Realtor.com affiliate and Yahoo! Inc. that also look to attract and service home buyers and sellers using the Internet. Homestore is affiliated with NAR, NAHB, a number of major MLSs and Cendant, which may provide Homestore with preferred access to listing information and other competitive advantages. While these online services companies are intermediaries providing lead referrals and are not full-service brokerages like us, we compete with these companies to attract consumers to our website. There is also a growing number of discount firms that cater exclusively to clients who are looking for reduced service levels as well as for sale by owner services.
      We believe that the key competitive factors in the residential real estate segment include the following:

•	quality of the home data available to clients;

•	quality of the agents;

•	level of client responsiveness;

•	level of commissions charged sellers or incentives provided to buyers;

•	local knowledge;

•	ease of product usability; and

•	overall client service.
      We believe that our Internet-enabled, employee-based model positions us well relative to our competition to address these competitive factors in our industry.
INTELLECTUAL PROPERTY
      We rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We currently have trademarks registered or pending in the United States for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our website, our proprietary database and ZAP. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests, and we hold a patent issued in the United States that covers certain processes and methodologies related to transacting residential real estate on the Internet. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we strictly control access to our proprietary technology.
      From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.
EMPLOYEES
      At December 31, 2004, we had 1,059 employees. Of this total, 914 were licensed ZipAgents, 69 were district directors or field support personnel and 76 were corporate employees. We consider our employee relations to be good.
EXECUTIVE OFFICERS
      The following table sets forth certain information about our executive officers as of March 22, 2005:

Name	Age	Position

Eric A. Danziger	50	President, Chief Executive Officer and Director
Gary M. Beasley	39	Executive Vice President and Chief Financial Officer
William Scott Kucirek	38	Executive Vice President of New Market Development and Director
William C. Sinclair	56	Senior Vice President of Sales and Operations
Alain J. Ané	47	Vice President of Human Resources
Joseph Patrick Lashinsky	38	Vice President of Marketing and Business Development
David A. Rector	59	Vice President, Controller and Chief Accounting Officer
Karen B. Seto	40	Vice President, General Counsel and Secretary
Joseph P. Trifoglio	51	Vice President of Technology
      Eric A. Danziger has served as our President, Chief Executive Officer and a member of our board of directors since June 2001. Prior to joining us, from February 1998 to June 2001, Mr. Danziger served as President and Chief Operating Officer of Carlson Hotels Worldwide, a hotel and resort management company including the hospitality brands Radisson Hotels Worldwide, Regent International, and Country Inns and

Suites. From May 1996 to February 1998, Mr. Danziger served as President and Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc., and from September 1990 to May 1996, he served as President of Wyndham Hotels and Resorts.
      Gary M. Beasley has served as our Executive Vice President since February 2004 and our Chief Financial Officer since November 2001. Mr. Beasley previously served as our Senior Vice President from October 2002 to February 2004 and as our Vice President from November 2001 to October 2002. Prior to joining us, from June 1995 to November 2001, Mr. Beasley served in various executive positions with KSL Recreation Corporation, a resort and leisure sector company, most recently as Vice President of Business Development and Acquisitions. Mr. Beasley holds a Masters of Business Administration degree from the Stanford University Graduate School of Business and a Bachelor of Arts degree in economics from Northwestern University.
      William Scott Kucirek, one of our founders, has served as our Executive Vice President of New Market Development since January 2003 and as a member of our board of directors since January 1999. From June 2001 to December 2002, Mr. Kucirek served as our Executive Vice President of People and Culture, from February 1999 to May 2001, he served as our Chief Financial Officer, and from July 1999 to June 2001, he also served as our President. Mr. Kucirek holds a Masters of Business Administration degree from the Haas School of Business at the University of California at Berkeley and a Bachelor of Science degree in bioengineering from the University of California at Berkeley.
      William C. Sinclair has served as our Senior Vice President of Sales and Operations since September 2002. Prior to joining us, from October 1998 to September 2002, Mr. Sinclair served as Executive Vice President and Chief Operating Officer for the Asia Pacific division of Radisson Hotels and Resorts Worldwide. From December 1997 to October 1998, Mr. Sinclair served as Vice President of New Business Development for Promus Hotel Corporation. Mr. Sinclair holds a Bachelor of Arts degree in business from Washington State University.
      Alain J. Ané has served as our Vice President of Human Resources since November 2002. From April 1998 to September 2002, Mr. Ané served as Vice President of Human Resources of Starwood Hotels and Resorts Worldwide, Inc. Mr. Ané holds a Masters of Arts degree in applied psychology from The Catholic University of America and a Bachelor of Arts degree in psychology from The George Washington University.
      Joseph Patrick Lashinsky has served as our Vice President of Marketing and Business Development since February 2000. Prior to joining us, from March 1999 to February 2000, Mr. Lashinsky served as Group Marketing Manager at Del Monte Foods Company. Mr. Lashinsky holds a Masters of Business Administration degree from the University of California at Los Angeles and a Bachelor of Arts degree in political economies of industrialized societies from the University of California at Berkeley.
      David A. Rector has served as our Vice President, Controller and Chief Accounting Officer since May 2004, as our Vice President and Corporate Controller from October 2002 to May 2004 and as our Corporate Controller from April 2002 to September 2002. Prior to joining us, from June 1999 to January 2002, Mr. Rector worked in various financial positions for several companies as a consultant for Resources Connection Inc., a consulting firm. Prior to that, he held senior financial positions at various companies, including commercial real estate companies Allegiance Realty Group and Fox & Carskadon Financial Corporation and served as an audit manager at Price Waterhouse. Mr. Rector is a Certified Public Accountant and holds a Bachelor of Science degree in business administration from the University of California at Los Angeles.
      Karen B. Seto has served as our Vice President, General Counsel and Secretary since June 2004. From August 2000 to June 2004, Ms. Seto practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, P.C., most recently as Special Counsel. From October 1994 to May 2000, Ms. Seto was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in Los Angeles. Ms. Seto holds a Juris Doctor degree from the University of California at Los Angeles and a Bachelor of Science in Economics degree cum laude from the Wharton School of the University of Pennsylvania.

      Joseph P. Trifoglio has served as our Vice President of Technology since April 2000 and previously served as our Director of Data Acquisition from January 2000 to March 2000. Prior to joining us, from March 1994 to November 1999, Mr. Trifoglio served in various positions at K/ P Corporation, an international graphics communications firm, most recently as Chief Information Officer.

Item 2.	Properties:
      Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 15,825 square feet of office space, under a five-year lease that expires in 2007. This facility accommodates our principal administrative and finance operations. We occupy a leased facility in each of our operating districts to accommodate offices for our district director and support staff. We generally do not provide office space for our ZipAgent force. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available for lease to meet our future needs.

Item 3.	Legal Proceedings:
      We are not currently subject to any material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of our business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on our business or financial results.
Item 4.     Submission of Matters to a Vote of Security Holders:
      None.
PART II
Item 5.      Market for Our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Market information
      Our common stock began trading on the Nasdaq National Market under the symbol “ZIPR” on November 10, 2004. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq National Market:

	High	Low

2004 Calendar year
Fourth Quarter (November 10 to December 31, 2004)	$19.20	$14.75
      As of March 22, 2005, we had approximately 196 common stockholders of record and a substantially greater number of beneficial owners.

Equity compensation plan information
      The following table provides information as of December 31, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights under our 1999 Stock Option Plan and 2004 Equity Incentive Plan. Our stockholders have previously approved these plans.

	Number of		Number of Securities
	Securities to be		Available for Issuance
	Issued upon		under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding Securities
	Options, Warrants	Outstanding Options,	Reflected in the First
Plan Name and Type	and Rights	Warrants and Rights	Column)

Equity compensation plans approved by stockholders
1999 Stock Option Plan	2,865,376	$3.48	—
2004 Equity Incentive Plan	555,351	$16.50	685,713
Total	3,420,727	$5.59	685,713
Dividend policy
      We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.
Use of proceeds
      On November 9, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-115657) for our initial public offering. We commenced our offering immediately thereafter. We completed our sale of 4,550,000 shares of common stock on November 15, 2004 at a price of $13.00 per share, and on November 18, 2004 we sold the remainder of our registered shares of common stock (682,500 shares) at the same price per share pursuant to the underwriters’ exercise of the over-allotment option. UBS Securities LLC, Deutsche Bank Securities Inc., Thomas Weisel Partners LLC and Pacific Growth Equities, LLC acted as the underwriters for the offering.
      The aggregate purchase price of the offering was $68,022,500. The net offering proceeds received by us after deducting total estimated expenses were $61,402,757. We incurred total estimated expenses in connection with the offering of $6,619,743, which consisted of $1,795,943 in legal, accounting and printing fees, $4,761,575 in underwriters’ discounts, fees and commissions, and $62,225 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
      We have not used any of the net offering proceeds from the offering for operational purposes. We currently estimate that we will use the net proceeds as described in the prospectus for the offering: for general corporate purposes, including working capital. We have not assigned specific portions of the net proceeds for any particular uses, and we will retain broad discretion in the allocation of the net proceeds. Although we evaluate potential acquisitions of complementary businesses, technologies or other assets in the ordinary course of business, we have no specific understandings, commitments or agreements with respect to any acquisition at this time.
      Pending such uses, we have invested all of the net proceeds from the offering in short-term, investment-grade securities. We cannot predict whether the net proceeds invested will yield a favorable return.

Item 6.	Selected Financial Data:
      The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”

	Year Ended December 31,

Statements of Operations Data	2000	2001	2002	2003	2004

	(In thousands except per share data)
Net transaction revenues	$1,386	$3,907	$16,795	$32,679	$60,749
Referral and other revenues	—	56	368	1,128	1,539

Net revenues	1,386	3,963	17,163	33,807	62,288

Operating expenses:
Cost of revenues	3,798	6,969	13,450	19,929	33,858
Product development	2,623	1,899	1,559	1,717	2,245
Marketing and business development	10,497	3,225	4,451	5,003	8,821
General and administrative	4,613	5,447	10,378	9,464	14,342
Stock-based compensation	124	185	84	85	159

Total operating expenses	21,655	17,725	29,922	36,198	59,425

Income (loss) from operations	(20,269)	(13,762)	(12,759)	(2,391)	2,863

Other income (expense):
Interest expense	—	(226)	(2,118)	(2,273)	—
Interest income	304	193	126	60	411
Other income (expense), net	—	3	(14)	21	(1)

Total other income (expense), net	304	(30)	(2,006)	(2,192)	410

Income (loss) before income taxes	(19,965)	(13,792)	(14,765)	(4,583)	3,273
Provision for income taxes	—	—	—	—	89

Net income (loss)	$(19,965)	$(13,792)	$(14,765)	$(4,583)	$3,184

Cumulative preferred stock dividends	—	385	631	631	552
Amount allocated to participating preferred shares	—	—	—	—	2,632

Net income (loss) available to common stockholders	$(19,965)	$(14,177)	$(15,396)	$(5,214)	$—

Net income (loss) per share:
Basic		$(9.96)	$(10.63)	$(3.57)	$—
Diluted		$(9.96)	$(10.63)	$(3.57)	$—
Weighted average common shares outstanding:
Basic		1,424	1,448	1,459	3,798
Diluted		1,424	1,448	1,459	3,798
      Net income (loss) available to common stockholders reflects the effect of cumulative and non-cumulative dividends on the Company’s redeemable convertible preferred stock which all converted to common stock upon the closing of the Company’s initial public offering on November 15, 2004. No dividend was ever declared or paid by the Company, and all rights to such dividends terminated on the date of the Company’s initial public offering as a result of the conversion of all outstanding shares of preferred stock into common stock.

	December 31,

Balance Sheet Data	2000	2001	2002	2003	2004

	(In thousands)
Cash, cash equivalents and short-term investments	$5,999	$931	$8,961	$10,357	$83,497
Working capital	5,085	(171)	7,817	8,183	80,924
Total assets	10,063	4,018	12,047	12,430	88,126
Total long-term liabilities	873	316	17,082	157	90
Total liabilities	2,356	1,962	19,827	3,535	5,855
Redeemable convertible preferred stock and warrants	29,726	37,554	42,392	63,556	—
Total stockholders’ equity (deficit)	(22,019)	(35,497)	(50,172)	(54,660)	82,271

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
      The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those set forth under “Risk factors” and elsewhere in this report. We undertake no obligation to update any information contained in these forward-looking statements.
OVERVIEW

General
      We are a full-service residential real estate brokerage firm, using the Internet, proprietary technology and efficient business processes to provide home buyers and sellers with high-quality service and value. Our solution includes a client-centric business approach, a sophisticated website that empowers home buyers and sellers with relevant information, a proprietary business management technology platform and significant financial savings for consumers. We share a portion of our commissions with our buyer clients in the form of a cash rebate, and typically represent our seller clients at fee levels below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers.
      Our net revenues are comprised primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate or commission discount, if any, paid or offered to our clients. We also receive revenues from certain co-marketing arrangements, such as our relationship with E-LOAN, Inc., which provides the mortgage center on our website and pays us a flat monthly fee that is established on a periodic basis. Generally, non-commission revenues represent less than 5% of our net revenues during any period. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction.
      We were founded in 1999, currently have operations in 12 major metropolitan areas, and as of December 31, 2004 employed 1,059 people, of whom 914 were ZipAgents. We currently plan to begin operations in Las Vegas in mid-2005 and to open one or two additional markets later in the year.

Trends in our business
      Our business has experienced rapid growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In 2002, we generated $17.2 million in net revenues, compared to $33.8 million in 2003 and $62.3 million in 2004. The number of our closed transactions increased from approximately 3,379 in 2002 to approximately 5,394 in 2003 and approximately 8,500 in 2004. Our average net revenue per transaction increased from approximately $4,970 in 2002 to approximately $6,058 in 2003 and approximately $7,147 in 2004. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased from 279 at December 31, 2002 to 440 at December 31, 2003 to 914 at December 31, 2004. Our average net revenue per transaction increased over this time primarily as a result of increasing home prices and a reduction in our rebate paid to buyers. As we add additional ZipAgents, we believe we will continue to increase our transaction volume and grow our business. Historically, we have maintained our agent productivity in excess of the industry average as we have added ZipAgents, and we expect to continue to do so in the future. In 2003 and 2004, our average agent productivity was approximately 1.3 and 1.2 transactions per agent per month, respectively, compared to what we believe to be approximately 0.8 transactions per agent per month for the 10 largest brokerages in the U.S. In order to help agents become productive more quickly, we intend to hire agents who already work for competing brokerage firms in our existing markets. By hiring those established agents who we anticipate will be successful within our business model, we believe we can increase our transaction volume without materially diluting the number of potential transactions per agent allowing us to further increase our market share. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is significant opportunity to increase our market share and grow our revenues, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors. However, we anticipate the pace of our growth in percentage terms to slow as our company increases in size.
      Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business. We have modified the compensation structure for ZipAgents over time and may do so again in the future. Initially, new ZipAgents were paid a base salary for the first three months of employment, and we provided leased automobiles to many of our ZipAgents. We cancelled the leased automobile program in December 2002, and we phased out this base salary program during the first two quarters of 2003. By the second half of 2003, we had eliminated base salary for our ZipAgents and began compensating them only through commissions and expense allowances. During this period, we also instituted threshold productivity standards that ZipAgents were required to meet before being entitled to receive leads without charge. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 40% to 80% of our net revenues after deducting certain other items, as well as an expense allowance of up to $1,500 per month. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs. ZipAgents may also be granted equity incentives based on performance.
      We have lowered our buyer rebate percentage several times to improve our revenue model. In January 2002, we lowered our rebate from 1% of the home sales price to 33.3% of our commission, up to a maximum of 1% of the home sales price. In September 2002, we reduced our buyer rebate to 25% of our commission, up to a maximum of 1% of the home sales price. In March 2004, we further reduced our buyer rebate to 20% of our commission, removing the up to 1% qualifier. The effect of each of the buyer rebate reductions was recognized over a phase-in period of approximately two to four months as the reduction only affected new clients immediately while existing clients continued under the prior rebate policy for transactions already in progress and for transactions opened within a short period after the reduction was announced. We implemented these buyer rebate percentage reductions for several reasons, including our determination that our growing reputation for service allowed us not to compete solely on price, our efforts to improve our revenue model and agent compensation model, and our desire to offer a simplified rebate structure to our clients.
      We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors.
      Over the past several years there has been a slow but steady decline in average commissions charged in the real estate brokerage industry, in part due to companies such as ours exerting downward pressure on prices with a lower commission structure, as well as by what, in our view, appears to be an increase in consumer willingness to negotiate fees with their agents. We believe that many consumers are focusing on absolute commission dollars paid to sell their home as opposed to accepting a traditional standard market commission percentage. According to REAL Trends, while the average commission percentage decreased from 5.44% in 2000 to 5.14% in 2003, total commission revenues increased from $42.6 billion to $59.6 billion during that same period, influenced by steadily increasing sales volumes and higher median sales prices. In the event that commissions continue to decline, we have designed our business model around an attractive cost structure and operational efficiencies which we believe should allow us to continue to offer our services at prices less than those charged by the majority of our competitors. While data for 2004 commissions from REAL Trends was not available as of this writing, based upon data from our markets, we believe that the average commission percentage in 2004 should approximate those experienced in 2003.

Market seasonality, cyclicality and interest rate influences
      The residential real estate brokerage market is influenced both by annual seasonality factors, as well as by overall economic cycles. While individual markets vary, transaction volume activity nationally tends to progressively increase from January through the summer months, then gradually slows over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. While we believe that seasonality has been somewhat masked by our overall growth, we have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.
      We believe that the overall macroeconomic environment and periodic business cycles can influence the general health of the residential real estate market at any given point in time. Generally, when economic times are fair or good, the housing market tends to perform well. If the economy is weak, interest rates dramatically increase, or there are market shocks such as terrorist attacks or threats, the outbreak of war or geopolitical uncertainties, the housing market could be negatively impacted. Over the past several decades, the national residential real estate market has demonstrated significant growth, with annual existing home sales volume growing from 1.6 million in 1970 to over 6.0 million in 2003 and median existing home sales prices increasing every year during that period. During that period, the volume of existing home sales has declined for at least two consecutive years only twice, namely 1979 through 1982 and 1989 through 1990. The declines in sales volumes in the 1979 through 1982 period occurred while interest rates were at historic highs, with long-term U.S. Treasury rates exceeding 10%. With rates remaining at similarly high levels, housing activity expanded during the period from 1983 through 1986. Average interest rates were lower during the second period of consecutive year declines, 1989 through 1990, than in 1988.
      Many factors influence an individual’s decision to buy or sell a home, and we believe that no one factor alone determines the health of the residential real estate market. For example, while a rise in interest rates could lead to lower demand for housing or put downward pressure on prices, it is our experience that lifestyle influences, such as job relocation, changes in family dynamics or a desire to change neighborhoods, significantly impact the demand for residential real estate. In addition, periods of interest rate increases are often characterized by improving economic fundamentals, which can create jobs, increase incomes and bolster consumer confidence, all of which are factors that positively influence housing demand. It is difficult to predict which influences will be strongest, and ultimately whether the housing market will be affected positively or negatively when faced with numerous influences.

      While we do not believe that increasing interest rates will necessarily have a negative impact on the housing market, increasing interest rates may lead to a lower demand for housing or put downward pressure on prices. Higher interest rates could increase monthly housing payments or reduce the amount an individual can pay, which may have an adverse effect on pricing and affordability. It is also possible that home ownership rates, which reached an all time high in 2004 during the recent period of record low interest rates, could drop as a result of fewer first-time buyers being able to afford homes. Should overall transaction activity or sales prices decline, overall commissions generated in the industry could decline as well, potentially causing the roughly $60 billion in annual commissions generated in 2003 to decline. However, should the addressable market for our services decline somewhat due to decreasing sales volume or prices, we believe the overall size of the market on an absolute basis will remain very large, providing ample addressable opportunity for us to continue to grow our business through increasing our market share.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates under different assumptions or conditions.
      Our significant accounting policies are described in Note 1 of the notes to our financial statements, and of those policies, we believe that the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to understand and evaluate our financial condition and results of operations.

Revenue recognition
      We derive the substantial majority of our revenues from commissions earned as agents for buyers and sellers in residential real estate transactions. We recognize commission revenues upon closing of a sale and purchase transaction, net of any rebate or commission discount, or transaction fee adjustment, as evidenced by the closure of the escrow or similar account and the transfer of these funds to all appropriate parties. We recognize non-commission revenues from our other business relationships, such as our E-LOAN marketing relationship, as the fees are earned from the other party typically on a monthly fee basis. Revenues are recognized when there is persuasive evidence of an arrangement, the price is fixed or determinable, collectibility is reasonably assured and the transaction has been completed.

Internal-use software and website development costs
      We account for internal-use software and website development costs, including the development of our ZipAgent Platform, in accordance with the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use and Emerging Task Force Issue No. 00-02, Accounting for Website Development Costs. We capitalize the payroll and direct payroll-related costs of employees who devote time to the development of internal-use software. We amortize these costs over their estimated useful lives, which is generally 15 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.
Deferred stock-based compensation
      We account for employee stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and

related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize deferred stock-based compensation using the straight-line method over the vesting period. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Effective with interim and annual periods beginning after June 15, 2005, we will account for employee stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment which requires companies to expense the value of employee stock options and similar awards.
      The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options and preferred and common stock warrants, requires judgment by management on a number of assumptions, including the fair value of the underlying instrument, estimated lives of the outstanding instruments, and the instrument’s volatility. Changes in key assumptions will impact the valuation of such instruments. Because there was no public market for our stock prior to our initial public offering in November 2004, our board of directors determined the fair value of our common and preferred stock based on several factors, including, but not limited to, our operating and financial performance, recent sales of convertible debt instruments and internal valuation analyses considering key terms and rights of the related instruments. We have issued warrants primarily in relation to our convertible debt arrangements, and to a lesser degree, to certain service providers. Amounts recorded in conjunction with our convertible debt arrangements are generally amortized to interest expense over the expected life of the debt using the effective interest method.
      For options granted after our initial public offering, the fair value of our common stock is the closing price of our stock on the Nasdaq National Market on the date the option was granted. For options which were granted prior to our initial public offering, the deemed fair value of our common stock was determined by our board of directors, with input from management, utilizing the market approach, considering a number of factors, including, but not limited to:

•	comparable values of similar companies and the pricing of recent rounds of financing;

•	revenue growth and profitability milestones achieved and as measured to budget;

•	continued growth in experience of our management team;

•	marketplace activity and competition;

•	barriers to entry; and

•	status of capital markets.
      We recorded deferred stock-based compensation of approximately $0, $260,000 and $430,000 and amortization of such deferred compensation of approximately $84,000, $85,000 and $159,000 in the years ended December 31, 2002, 2003 and 2004, respectively. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.

Income taxes
      Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

      We have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will reduce or eliminate the valuation allowance and will record a significant benefit to our results of operations. We have incurred annual losses for both financial and income tax reporting purposes since inception through December 31, 2003. Although we generated net income for the year ended December 31, 2004, uncertainty still remains as to the realizability of our net deferred tax assets. If we were to fully release our valuation allowance as of December 31, 2004, we estimate that approximately $18.2 million of the change would result in an income tax benefit.
      At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $47.0 million and $31.0 million, respectively, available to offset future taxable income. If not utilized, the federal and state net operating losses will begin to expire in 2019 for federal and 2009 for state tax purposes, respectively.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Company has federal and state net operating losses of approximately $999,700 at December 31, 2004 that are subject to annual limitations of $20,000.
      The difference between our effective income tax rate and the federal statutory rate is primarily a function of the valuation allowance provided against the net deferred tax assets and permanent differences. Our future effective income tax rate will depend on various factors, such as changes in our valuation allowance, pending or future tax law changes including rate changes and the tax benefit from research and development credits, potential limitations on the use of federal and state net operating losses, and state taxes.

RESULTS OF OPERATIONS
      The following table summarizes certain financial data related to our operations:

	Year Ended December 31,

Statements of Operations Data	2002	2003	2004

	(In thousands except per
	share data)
Net transaction revenues	$16,795	$32,679	$60,749
Referral and other revenues	368	1,128	1,539

Net revenues	17,163	33,807	62,288

Operating expenses:
Cost of revenues	13,450	19,929	33,858
Product development	1,559	1,717	2,245
Marketing and business development	4,451	5,003	8,821
General and administrative	10,378	9,464	14,342
Stock-based compensation	84	85	159

Total operating expenses	29,922	36,198	59,425

Income (loss) from operations	(12,759)	(2,391)	2,863

Other income (expense):
Interest expense	(2,118)	(2,273)	—
Interest income	126	60	411
Other income (expense), net	(14)	21	(1)

Total other income (expense), net	(2,006)	(2,192)	410
Income (loss) before income taxes	(14,765)	(4,583)	3,273
Provision for income taxes	—	—	89

Net income (loss)	$(14,765)	$(4,583)	$3,184

Cumulative preferred stock dividends	631	631	552
Amount allocated to participating preferred shares	—	—	2,632

Net income (loss) available to common stockholders	$(15,396)	$(5,214)	$—

Net income (loss) per share:
Basic	$(10.63)	$(3.57)	$—
Diluted	$(10.63)	$(3.57)	$—
Weighted average common shares outstanding:
Basic	1,448	1,459	3,798
Diluted	1,448	1,459	3,798
      Net income (loss) available to common stockholders reflects the effect of cumulative and non-cumulative dividends on the Company’s redeemable convertible preferred stock which all converted to common stock upon the closing of the Company’s initial public offering on November 15, 2004. No dividend was ever declared or paid by the Company, and all rights to such dividends terminated on the date of the Company’s

Other financial data (unaudited)

Pro forma net income (loss) per share
      To supplement our statement of operations and net income (loss) per share data, pro forma basic and diluted net income loss per share have been computed to (i) give effect to the conversion of redeemable convertible preferred stock into common stock upon the closing of the Company’s initial public offering on an as-if-converted basis for the years ended December 31, 2002, 2003 and 2004 as if such conversion occurred at the beginning of the respective period or original issue date, if later; and (ii) remove from net income (loss) available to common stockholders the effect of dividends and earnings allocated to preferred stockholders. This non-GAAP adjustment is provided to enhance the user’s overall understanding of our current financial performance and to provide comparability with future per share calculations. Specifically, we believe the non-GAAP results provide useful information to both management and investors by excluding the effect of dividends that were never declared and/or paid and to assume the conversion of redeemable convertible preferred stock to common stock at the beginning of all periods displayed. The unaudited non-GAAP pro forma net income (loss) per share should not be considered in isolation or as a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from non-GAAP measures used by other companies. The unaudited pro forma net income (loss) per share should be reviewed in conjunction with the following schedule that provides a quantitative reconciliation of the differences between such calculation and the financial data presented in accordance with generally accepted accounting principles.

      The following table sets forth the computation of pro forma basic and dilutive net income (loss) per share for the periods indicated:

	Year Ended December 31,

	2002	2003	2004

	(In thousands except per share data)
Numerator (for basic and diluted)
Net income (loss) available to common stockholders	$(15,396)	$(5,214)	$—
Add:
Cumulative preferred stock dividends	631	631	552
Amount allocated to participating preferred shares	—	—	2,632

Numerator (for basic and diluted) — proforma net income (loss)	(14,765)	(4,583)	3,184

Denominator
Weighted average common shares outstanding	1,448	1,459	3,798
Add:
Weighted average of convertible preferred stock	4,918	7,934	10,324

Proforma denominator for basic calculation:	6,366	9,393	14,122

Effect of dilutive securities
Add:
Weighted average of warrants outstanding	—	—	3,272
Weighted average of stock options outstanding	—	—	1,968

Proforma denominator for diluted calculation:	6,366	9,393	19,362
Pro forma net income (loss) per share:
Basic	$(2.32)	$(0.49)	$0.23
Diluted	$(2.32)	$(0.49)	$0.16
      The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Year Ended December 31,

Statements of Operations Data	2002	2003	2004

Net transaction revenues	97.9%	96.7%	97.5%
Referral and other revenues	2.1	3.3	2.5

Net revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	78.4	58.9	54.4
Product development	9.1	5.1	3.6
Marketing and business development	25.9	14.8	14.2
General and administrative	60.5	28.0	23.0
Stock-based compensation	0.5	0.3	0.3

Total operating expenses	174.4	107.1	95.5

Income (loss) from operations	(74.4)	(7.1)	4.5

Other income (expense):
Interest expense	(12.3)	(6.7)	—
Interest income	0.7	0.2	0.7
Other income (expense)	(0.1)	0.1	—

Total other income (expense), net	(11.7)	(6.4)	0.7

Income (loss) before income taxes	(86.1)	(13.5)	5.2
Provision for income taxes	—	—	0.1

Net income (loss)	(86.1)%	(13.5)%	5.1%

	Year Ended December 31,

Other Operating Data	2002	2003	2004

Number of ZipAgents at end of period	279	440	914
Total value of real estate transactions closed during period (in billions)	$0.9	$1.6	$3.0
Number of transactions closed during period(1)	3,379	5,394	8,500
Average net revenue per transaction during period(2)	$4,970	$6,058	$7,147

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Comparison of the years ended December 31, 2004 and December 31, 2003

Net revenues

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
Net revenues	$33,807	$62,288	$28,481	84.2%
      The substantial increase in our net revenues for 2004 compared to 2003 was primarily due to increased transaction volume and an increase in average net revenue per transaction. Transaction volume increased by 58% and contributed $18.8 million resulting from 8,500 transactions closed in 2004 compared to 5,394 transactions closed in 2003. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. We had 914 ZipAgents at December 31, 2004 compared to 440 at December 31, 2003. Average net revenue per transaction increased by 18% and contributed $9.2 million resulting primarily from representing buyers and sellers in transactions for higher priced homes in 2004 and as a result of two consumer rebate reductions. Of the 18% increase in average net revenue per transaction, approximately 13% and $6.5 million were due to higher home prices, and 5% and $2.7 million were due to our consumer rebate reductions. In September 2002, we lowered the rebate we paid to our buyer clients from 33.3% of our commission to 25% of our commission; the phase in of this reduction was completed in early 2003. In March 2004, we further lowered the rebate from 25% to 20%; the phase in of this reduction was completed by the end of the second quarter of 2004. We anticipate average net revenue per transaction to remain relatively flat in 2005 as we anticipate the rate of price inflation in existing home sales to slow down relative to recent levels and we continue to grow on presence in markets of various price points around the country. The increase in referral and other revenues was not significant.
      We expect that the overall market for our services will continue to improve in 2005 as we expand our force of ZipAgents in existing markets and expand into new markets.

Cost of revenues

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
Cost of revenues	$19,929	$33,858	$13,929	69.9%
      Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.
      The increase in cost of revenues for 2004 compared to 2003 was due primarily to an increase in commissions, related payroll costs and expense allowances of approximately $13.8 million related to our growth in net transaction revenues. As a percentage of net revenues, cost of revenues decreased by

4.5 percentage points due primarily to the ZipAgent compensation changes we implemented from late 2002 through 2003.
      We expect our cost of revenues to increase in 2005 in absolute dollars as we continue to grow our business, but to remain relatively consistent as a percentage of net revenues.

Product development

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
Product development	$1,717	$2,245	$528	30.8%
      Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
      The increase in product development expenses for 2004 compared to 2003 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.3 million, consulting of approximately $0.1 million and communications costs of approximately $0.1 million. As a percentage of net revenues, product development expenses decreased 1.5 percentage points in the period due primarily to the significant growth in our net revenues.
      We expect our product development expenses to increase in 2005 in absolute dollars as we continue to grow our business but to remain relatively consistent as a percentage of net revenues.

Marketing and business development

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
Marketing and business development	$5,003	$8,821	$3,818	76.3%
      Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.
      The increase in marketing and business development expenses in 2004 compared to 2003 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $2.2 million necessary to support the increase in the number of ZipAgents and an increase of approximately $1.4 million in marketing and advertising as we commenced a print and radio campaign in the second quarter of 2004 in connection with our redesigned logo and branding effort. As a percentage of net revenues, marketing and business development expenses decreased 0.6 percentage points in the period due primarily to the significant growth in our net revenue.
      We expect our marketing and business development expenses to increase in 2005 in absolute dollars, and to modestly increase as a percentage of net revenues, as we acquire more leads for our expanding ZipAgent force and potentially expand offline marketing and advertising campaigns to enhance our brand and expand geographically.

General and administrative

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
General and administrative	$9,464	$14,342	$4,878	51.5%

      General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.
      The increase in general and administrative expenses in 2004 compared to 2003 was due to growth in our business and consisted primarily of approximately $1.8 million related to increased salaries and benefits, $0.1 million of travel expenses, $0.1 million of communications costs and $0.5 million of related operating costs for our additional management and support personnel in our district sales offices and approximately $0.5 million related to recruiting and training our expanding ZipAgent force. Additionally corporate office expenses increased due to approximately $0.9 million of salaries and benefits, $0.2 million of operating costs and approximately $0.5 million of outside accounting and other professional costs. As a percentage of net revenues, general and administrative expenses decreased 5.0 percentage points in the period due primarily to the significant growth in our net revenues.
      As we expand our business and incur additional costs associated with being a public company, we expect our general and administrative expenses to increase in absolute dollars but to decrease as a percentage of net revenues.

Stock-based compensation

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
Stock-based compensation	$85	$159	$74	86.0%
      We record deferred employee stock-based compensation for the excess of the estimated fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. We amortize deferred stock-based compensation expense over the vesting periods of the individual options on the straight-line method. Outstanding options will continue to vest over future periods so long as the optionee continues in service to us. At December 31, 2004, we had approximately $0.4 million in deferred employee stock-based compensation on our balance sheet.
      Future compensation expense from options granted through December 31, 2004 is estimated to be approximately $0.2 million in 2005, $0.1 million in 2006 and $0.1 million in 2007. These amounts may decrease if stock options for which deferred stock-based expense has been recorded are forfeited through cancellation or repurchase prior to vesting. These amounts will increase in interim and annual periods beginning after June 15, 2005 when we will begin accounting for employee stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment which requires companies to expense the value of employee stock options and similar awards.

Interest expense

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
Interest expense	$(2,273)	$—	$(2,273)	(100.0)%
      Interest expense consists of interest payments on our convertible debt, non-cash interest charges for the amortization of debt issuance and discount costs related to such debt and related warrants. Interest expense for 2003 was attributable to interest payable on our Series E and Series F convertible notes which were converted together with accrued interest to Series E and Series F redeemable convertible preferred stock in June 2003. No convertible notes or other indebtedness was outstanding in 2004, and therefore we incurred no interest expense.

Interest income

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
Interest income	$60	$411	$351	583.6%
      Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income in 2004 compared to 2003 was due primarily to interest earned on investing the proceeds from our initial public offering in November, 2004.

Other income (expense), net

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
Other income (expense), net	$21	$(1)	$(22)	(102.7)%
      Other income (expense), net consists of non-operating items, which have not been significant to date.

Provision for income taxes

	Year Ended
	December 31,
			Increase	Percent
	2003	2004	(Decrease)	Change

	(In thousands)
Provision for income taxes	$—	$89	$89	100.0%
      We recorded a provision for income taxes in 2004 attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned in 2004 under current tax regulations. In 2003, no provision for income taxes was recorded due to our net loss position. At December 31, 2004, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Comparison of the years ended December 31, 2003 and December 31, 2002

Net revenues

	Year Ended
	December 31,
			Increase	Percent
	2002	2003	(Decrease)	Change

	(In thousands)
Net revenues	$17,163	$33,807	$16,644	97.0%
      The substantial increase in our net revenues in the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to increased transaction volume and an increase in average net revenue per transaction. Transaction volume increased by 59% and contributed approximately $9.8 million resulting from 5,387 transactions closed in 2003 compared to 3,379 transactions closed in 2002. Our transaction volume increased as we added additional ZipAgents and increased lead generation to attract new clients; we had 440 ZipAgents at December 31, 2003 compared to 279 at December 31, 2002. Average net revenue per transaction increased by 24% and contributed $6.3 million resulting primarily from representing buyers and sellers in transactions for higher priced homes in 2003 than in 2002 and as a result of our consumer rebate reduction in early 2003 which lowered the rebate we paid to our buyer clients from 33.3% of our commission to 25% of our commission in September 2002.

Cost of revenues

	Year Ended
	December 31,
			Increase	Percent
	2002	2003	(Decrease)	Change

	(In thousands)
Cost of revenues	$13,450	$19,929	$6,479	48.2%
      The increase in cost of revenues in 2003 as compared to 2002 was due primarily to an increase in commissions, related payroll costs and expense allowances of approximately $6.4 million related to our growth in net revenues. As a percentage of net revenues, cost of revenues declined 19.5 percentage points in 2003 due primarily to ZipAgent compensation changes we implemented from late 2002 through 2003.

Product development

	Year Ended
	December 31,
			Increase	Percent
	2002	2003	(Decrease)	Change

	(In thousands)
Product development	$1,559	$1,717	$158	10.1%
      The increase in product development expenses in 2003 as compared to 2002 was primarily due to increased salaries and benefits of approximately $0.1 million and increased operating costs of approximately $0.3 million including communications and licensing costs offset by a decrease of approximately $0.2 million in depreciation expense. Depreciation expense decreased as older equipment became fully depreciated and no significant new equipment was acquired. As a percentage of net revenues, product development expenses decreased 4.0 percentage points in 2003 due primarily to the significant growth in our net revenues.

Marketing and business development

	Year Ended
	December 31,
			Increase	Percent
	2002	2003	(Decrease)	Change

	(In thousands)
Marketing and business development	$4,451	$5,003	$552	12.4%
      The increase in marketing and business development expenses in 2003 compared to 2002 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $0.4 million necessary to support the increase in number of ZipAgents and an increase of approximately $0.2 million in compensation and benefits. As a percentage of net revenues, marketing and business development expenses decreased 11.1 percentage points in 2003 due primarily to the significant growth in our net revenues.

General and administrative

	Year Ended
	December 31,
			Increase	Percent
	2002	2003	(Decrease)	Change

	(In thousands)
General and administrative	$10,378	$9,464	$(914)	(8.8)%
      The decrease in general and administrative expenses in 2003 compared to 2002 was due to cost control measures resulting in approximately $0.4 million related to compensation and benefits, $0.3 million of travel expenses and $0.3 of related operating expenses partially offset by increases in recruiting and training expenses of approximately $0.1 million, professional fees of approximately $0.1 million and occupancy costs of approximately $0.2 million. Additionally, depreciation expense decreased by approximately $0.3 million as older equipment became fully depreciated and no significant new equipment was acquired. As a percentage of net revenues, general and administrative expenses decreased 32.5 percentage points for the year due primarily due to the significant growth in our net revenues.

Stock-based compensation

	Year Ended
	December 31,
			Increase	Percent
	2002	2003	(Decrease)	Change

	(In thousands)
Stock-based compensation	$84	$85	$1	1.9%
      Our stock-based compensation expense remained relatively flat from 2002 to 2003.

Interest expense

	Year Ended
	December 31,
			Increase	Percent
	2002	2003	(Decrease)	Change

	(In thousands)
Interest expense	$(2,118)	$(2,273)	$155	7.3%
      Interest expense for 2002 was attributable to interest payable on our Series E convertible notes payable, issued in February 2002 and April 2002, as well as interest payable on interim bridge loans, issued in September and October 2002, and interest payable on our Series F convertible notes payable issued in December 2002. The interest expense for 2003 was attributable to interest payable on our Series E and Series F convertible notes payable as well as an additional issuance of Series F convertible notes payable issued in February 2003; these notes with accrued interest were converted to Series E and Series F redeemable convertible preferred stock in June 2003.

Interest income

	Year Ended
	December 31,
			Increase	Percent
	2002	2003	(Decrease)	Change

	(In thousands)
Interest income	$126	$60	$(66)	(52.4)%
      The decrease in interest income from 2002 to 2003 was principally due to decreased interest rates on our deposits.

Other income (expense), net

	Year Ended
	December 31,
			Increase	Percent
	2002	2003	(Decrease)	Change

	(In thousands)
Other income (expense), net	$(14)	$21	$(35)	(242.7)%
      Other income (expense), net consists of non-operating items, which have not been significant to date.
LIQUIDITY AND CAPITAL RESOURCES
      Prior to our initial public offering in November 2004, we funded our operations primarily through the sale of preferred stock and convertible notes, which provided us with aggregate net proceeds of approximately $65.8 million. In November 2004 we completed our initial public offering, which raised net proceeds, after underwriting discounts, commissions and expenses, of approximately $61.4 million.
      As of December 31, 2004, we had cash, cash equivalents and short-term investments of $83.5 million and had no bank debt, line of credit or equipment facilities.

Operating activities
      Our operating activities used cash in the amount of $10.4 million and $0.2 million in 2002 and 2003, respectively. Our operating activities generated cash in the amount of $4.6 million during 2004. Uses of cash in

2002 and 2003 were primarily to fund net losses and changes in working capital. Cash generated of $4.6 million in 2004 was due to achieving profitability for the period plus non-cash related expenses of $1.0 million. Net changes in working capital were due primarily to growth in our business.
      Our primary source of operating cash flow is the collection of our commission income from escrow companies or similar intermediaries in the real estate transaction closing process. Due to the structure of our commission arrangements, our accounts receivable are converted to cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues. Our operating cash flows will be impacted in the future by the timing of payments to our vendors for accounts payable, which are generally paid within the invoice terms and conditions. Our cash outflows are also impacted by the timing of the payment of our accrued liabilities relating to commissions and related compensation costs and client acquisition costs.
      A number of non-cash items have been charged to expense and increased our net loss or decreased our net income. These items include depreciation and amortization of property and equipment, amortization of debt discounts and non-cash interest expense relating to our debt arrangements, and amortization of deferred employee stock-based compensation expense and other stock-based charges. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

Investing activities
      Our investing activities used cash in the amount of $0.6 million, $0.3 million and $73.6 million in 2002, 2003 and 2004, respectively. Uses of cash for investing activities were primarily related to purchases and sales of property and equipment, changes in restricted cash collateralizing our office and automobile leases and purchases of short-term investments. In November 2004, we purchased $72.1 million in short-term investments using cash proceeds from our initial public offering.
      We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
      Currently, we expect our 2005 capital expenditures to be approximately $2.0 million, with approximately $1.0 million to be spent in the first quarter of 2005, principally to increase server capacity and to outfit localized agent training facilities as we move from centralized to field training. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities
      Our financing activities provided cash in the amount of $19.1 million, $1.9 million and $70.1 million in 2002, 2003 and 2004, respectively. Sources of cash from financing activities primarily represented proceeds from the issuance of our convertible preferred stock and related warrants, preferred stock warrant and stock option exercises as well as our initial public offering in November 2004. Uses of cash through 2003 were primarily related to repayment on capital lease obligations. At December 31, 2004, we no longer had any capital lease obligations.
      As of December 31, 2004, we had warrants outstanding for the purchase of an aggregate of 4,811,067 shares of our common stock at a weighted average exercise price of $3.94 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.

Future needs
      We believe that cash flows from operations and our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. Although we are currently not a party to any agreement or letter of intent with respect in investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
      We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2007. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2004.

	Payments Due by Period

	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

	(In thousands)
Operating lease commitments	$568	$634	$—	$—	$1,202
OFF-BALANCE SHEET ARRANGEMENTS
      We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123(R). all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. The FASB concluded that for public companies SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 to the financial statements for the proforma net income (loss) and net income (loss) per share for 2002 through 2004, as if we used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards. The Company is in the process of evaluating the requirements under SFAS No. 123(R) including which fair value model and transition method to select and expects the adoption could potentially have a significant adverse impact on the statement of operations and net income per share.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be able to claim this tax benefit until the first quarter of fiscal 2006. The Company does not expect the adoption of these new tax provisions to have a material impact on its financial position, results of operations or cash flows.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 is effective immediately; the adoption of FAS 109-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.
      In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (“EITF No. 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF No. 02-14 are effective for reporting periods beginning after September 15, 2004. The Company does not expect the adoption of EITF No. 02-14 to have a material impact on its financial position, results of operations or cash flows.
      In April 2004, the EITF issued EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance became applicable to the Company starting with the second quarter beginning April 1, 2004. The Company has adopted the provisions of this pronouncement as of April 1, 2004. Prior period earnings per share amounts presented have been restated to conform with EITF No. 03-6.
      In March 2004, the FASB issued EITF Issue No. 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once the final guidance is issued.
RISK FACTORS
RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our business model is new and unproven, and we cannot guarantee our future success.
      Our Internet-enabled residential real estate brokerage service is a relatively new and unproven business model. Our business model differs significantly from that of a traditional real estate brokerage firm in several ways, including our heavy reliance on the Internet and technology and our employee agent model. The success of our business model depends on our ability to achieve higher transaction volumes at an overall lower cost per transaction in order to offset the costs associated with our technology, employee benefits, marketing and advertising expenses and discounts and rebates. If we are unable to efficiently acquire clients and maintain agent productivity in excess of industry averages, our ZipAgents may close fewer transactions and our net revenues could suffer as a result. In addition, our agents generally earn a lower per transaction commission than a traditional independent contractor agent. If we are unsuccessful in providing our agents with more opportunities to close transactions than under the traditional model, our ability to hire and retain qualified real estate agents would be harmed, which would in turn significantly harm our business.

We have been profitable in only five quarters and may incur losses in the future, and our limited operating history makes our future financial performance difficult to assess.
      We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at December 31, 2004 had an accumulated deficit of $52.1 million. While we were profitable in the third and fourth quarters of 2003 and the second, third and fourth quarters of 2004, we sustained a loss for the first quarter of 2004 and we may not be profitable in future quarters or on an annual basis.
      Our business model has evolved, and we have only recently achieved significant revenues. We may incur additional expenses with the expectation that our revenues will grow in the future, which may not occur. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could harm our ability to achieve or maintain profitability, increase the volatility of the market price of our common stock or harm our ability to raise additional capital. Additionally, as a newly public company we must work towards compliance with the requirements of the Securities and Exchange Commission, NASDAQ, and the Sarbanes-Oxley Act of 2002 as those requirements become applicable to us, and we may incur costs in connection with that effort that are significantly higher than anticipated, which could negatively impact our profitability.
      We expect that we will continue to increase our expenses, including marketing and business development expenses and expenses incurred as a result of increasing the number of agents we employ. As we grow our business in existing markets and expand to new markets, we cannot guarantee our business strategies will be successful or that our revenues will ever increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

Our business model requires access to real estate listing services provided by third parties that we do not control, and the demand for our services may be reduced if our ability to display listings on our website is restricted.
      A key component of our business model is that through our website we offer clients access to, and the ability to search, real estate listings posted on the MLSs in the markets we serve. Most large metropolitan areas in the United States have at least one MLS, though there is no national MLS. The homes in each MLS are listed voluntarily by its members, who are licensed real estate brokers. The information distributed in an MLS allows brokers to cooperate in the identification of buyers for listed properties.
      If our access to one or more MLS databases were restricted or terminated, our service could be adversely affected and our business may be harmed. Because participation in an MLS is voluntary, a broker or group of brokers may decline to post their listings to the existing MLS and instead create a new proprietary real estate listing service. If a broker or group of brokers created a separate real estate listing database, we may be unable to obtain access to that private listing service on commercially reasonable terms, if at all. As a result, the percentage of available real estate listings that our clients would be able to search using our website would be reduced, perhaps significantly, thereby making our services less attractive to potential clients.
      Additionally, the National Association of Realtors, or NAR, the dominant trade organization in the residential real estate industry, has recently adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on virtual office websites, or VOWs. We operate a VOW, which is a password protected website which allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. Individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, will be required to implement their own individual VOW policies consistent with the NAR policy by July 1, 2005. NAR has extended the deadline for the implementation of its rules at least three times during an investigation by the antitrust division of the U.S. Department of Justice into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. Once these individual MLS VOW policies are implemented, the NAR policy currently provides that member brokerages will have up to six months to comply with the policy.

      The NAR policy is designed to provide structure to the individual MLS VOW policies, subject to a number of areas in which the individual MLSs may tailor the policy to meet their local needs. One NAR policy provision with which the individual MLSs must adhere, once required to be implemented, is known as an “opt-out.” This provision creates a mechanism for individual brokers to prevent their listings data from being displayed on certain competitors’ VOWs. MLS members and participants, including individual brokers, could exercise a “blanket opt-out,” which would not allow their listings to be displayed on any competing VOW, or a “selective opt-out,” in which they could selectively prevent certain competing VOWs from displaying their listings, while allowing other VOWs to do so. A few of the MLSs of which we are a member, as well as at least one of the state Association of REALTORS® of which we are a member, have adopted VOW policies with “opt-out” provisions, apparently in anticipation of their required implementation of the NAR policy. To our knowledge, to date no members or participants of any of those MLSs have exercised such an opt-out right. Should any such right be exercised, it could restrict our ability to display comprehensive MLS home listings data to our consumers, which is a key part of our business model. Should our ability to display MLS listings information on our website be significantly restricted, it may reduce demand for our services and lead to a decrease in the number of residential real estate transactions completed by our ZipAgents, as well as increase our costs of ensuring compliance with such restrictions.

If we fail to recruit, hire and retain qualified agents, we may be unable to service our clients and our growth could be impaired.
      Our business requires us to hire employees who are licensed real estate agents, and our strategy is based on consistently and rapidly growing our team of ZipAgents. Competition for qualified agents is intense, particularly in the markets in which we compete. While there are many licensed real estate agents in our markets and throughout the country, historically we have had difficulties in recruiting and retaining properly qualified licensed agents due particularly to agent discomfort with using technology and being actively managed by an employer. In addition, our lower per transaction agent commission model may be unattractive to certain higher performing agents. If we are unable to recruit, train and retain a sufficient number of qualified licensed real estate agents, we may be unable to service our clients properly and grow our business.
      Historically we have experienced a high degree of agent turnover, most of which occurs in the first few months after commencing employment. This turnover has required us to expend a substantial amount of time and money to replace agents who have left as we have been growing our business. If this situation worsens, our rate of expansion into new markets could be slowed and we will continue to employ a significantly higher number of new agents with less experience operating in our business model, which could cause us to be less effective at expanding our market share in our existing markets and entering new markets.
      Furthermore, we rely on federal and state exemptions from minimum wage and fair labor standards laws for our ZipAgents, who are compensated solely through commissions. Such exemptions may not continue to be available, or we may not qualify for such exemptions, which could subject us to penalties and damages for non-compliance. If similar exemptions are not available in states where we desire to expand our operations or if they cease to be available in the states where we currently operate, we may need to modify our agent compensation structure in such states.

Our failure to effectively manage the growth of our ZipAgents and our information and control systems could adversely affect our ability to service our clients.
      As our operations have expanded, we have experienced rapid growth in our headcount from 233 total employees, including 162 ZipAgents, at December 31, 2001 to 1,059 total employees, including 914 ZipAgents, at December 31, 2004. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.

      As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. This ability will be particularly critical as we implement new systems and controls to help us comply with the more stringent requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal controls and our disclosure controls and procedures. Effective internal controls are required by law and are necessary for us to provide reliable financial reports and effectively prevent fraud. Effective disclosure controls and procedures will be required by law and are necessary for us to file complete, accurate and timely reports under the Securities Exchange Act of 1934. Any inability to provide reliable financial reports or prevent fraud or to file complete, accurate and timely reports under the Securities Exchange Act could harm our business, harm our reputation or result in a decline in or stock price. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. We are in the process of establishing our disclosure controls and procedures. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan.

Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.
      The residential real estate market traditionally has experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. Historically, this seasonality has caused our revenues, operating income, net income and cash flow from operating activities to be lower in the first and fourth quarters and higher in the second and third quarters of each year.
      Factors affecting the timing of real estate transactions that can cause our quarterly results to fluctuate include:

•	timing of widely observed holidays and vacation periods and availability home buyers and sellers, real estate agents and related service providers during these periods;

•	a desire to relocate prior to the start of the school year;

•	inclement weather which can influence consumers’ desire or ability to visit properties;

•	timing of employment compensation changes, such as raises and bonuses;

•	the time between entry into a purchase contract for real estate and closing of the transaction; and

•	the levels of housing inventory available for sale.
      We expect our revenues to continue to be subject to these seasonal fluctuations, which, combined with our recent growth, make it difficult to compare successive quarters.

Interest rates have been at historic lows for the past several years, and increases in interest rates have the potential to negatively impact the housing market.
      When interest rates rise, all other things being equal, housing becomes less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, potentially leading to fewer transactions or reductions in home prices in certain regions, depending also on the relevant supply-demand dynamics of those markets. Since we operate in only 12 markets around the country, it is possible that we could experience a more pronounced impact than we would experience if our operations were more diversified. Should we experience softening in our markets and not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results could be negatively impacted.

If consumers do not continue to use the Internet as a tool in their residential real estate buying or selling process, we may be unable to attract new clients and our growth and financial results may suffer.
      We rely substantially on our website and web-based marketing for our client lead generation. As the residential real estate business has traditionally been characterized by personal, face-to-face relationships between buyers and sellers and their agents, our success will depend to a certain extent on the willingness of consumers to increase their use of online services in the real estate sales and purchasing process. In addition, our success will depend on consumers visiting our website early in their selling or buying process so that we can interface with potential clients before they have engaged a real estate agent to represent them in their transactions. If we are unable to convince visitors to our website to transact business with us, our ZipAgents will have fewer opportunities to represent clients in residential real estate transactions and our net revenues could suffer.

Our success depends in part on our ability to successfully expand into additional real estate markets.
      We currently operate in 12 markets, including 11 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we plan to begin operations in Las Vegas in mid-2005 and to open one or two additional markets later in the year. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:

•	the economic conditions and demographics of a market;

•	the general prices of real estate in a market;

•	Internet use in a market;

•	competition within a market from local and national brokerage firms;

•	rules and regulations governing a market;

•	the ability and capacity of our organization to manage expansion into additional geographic areas, additional headcount and increased organizational complexity;

•	the existence of local MLSs; and

•	state laws governing cash rebates and other regulatory restrictions.
      We have not entered a new geographic market since July 2000 and have limited experience expanding into and operating in multiple markets, managing multiple sales regions or addressing the factors described above. In addition, this expansion could involve significant initial start-up costs. We expect that significant revenues from new markets will be achieved, if ever, only after we have been operating in that market for some time and begun to build market awareness of our services. As a result, geographic expansion is likely to significantly increase our expenses and cause fluctuations in our operating results. In addition, if we are unable to successfully penetrate these new markets, we may continue to incur costs without achieving the expected revenues, which would harm our financial condition and results of operations.

Unless we develop, maintain and protect a strong brand identity, our business may not grow and our financial results may suffer.
      We believe a strong brand is a competitive advantage in the residential real estate industry because of the fragmentation of the market and the large number of agents and brokers available to the consumer. Because our brand is relatively new, we currently do not have strong brand identity. In addition, we recently redesigned our logo and marketing slogan, which could result in loss of the brand recognition we currently have and confusion among consumers. We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting new clients. In order to attract and retain clients, and respond to competitive pressures, we expect to increase our marketing and business development expenditures to maintain and enhance our brand in the future.

      We plan to continue testing our current online, radio, outdoor and newspaper advertising and conduct future television advertising campaigns. We plan to increase our online advertising expenditures substantially in the near future while maintaining our offline advertising expenditures at current levels. While we intend to enhance our marketing and advertising activities in order to promote our brand, these activities may not have a material positive impact on our brand identity. In addition, maintaining our brand will depend on our ability to provide a high-quality consumer experience and high quality service, which we may not do successfully. If we are unable to maintain and enhance our brand, our ability to attract new clients or successfully expand our operations will be harmed.

We have numerous competitors, many of which have valuable industry relationships and access to greater resources than we do.
      The residential real estate market is highly fragmented, and we have numerous competitors, many of which have greater name recognition, longer operating histories, larger client bases, and significantly greater financial, technical and marketing resources than we do. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/ MAX International Inc. and Cendant Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Cendant. We are also subject to competition from local or regional firms, as well as individual real estate agents. We also compete or may in the future compete with various online services, such as InterActiveCorp and its LendingTree unit, HouseValues, Inc., HomeGain, Inc., Homestore, Inc. and its Realtor.com affiliate and Yahoo! Inc. that also look to attract and monetize home buyers and sellers using the Internet. Homestore is affiliated with NAR, the National Association of Home Builders, or NAHB, a number of major MLSs and Cendant, which may provide Homestore with preferred access to listing information and other competitive advantages. In addition, our technology-focused business model is a relatively new approach to the residential real estate market and many consumers may be hesitant to choose us over more established brokerage firms employing traditional techniques.
      Some of our competitors are able to undertake more extensive marketing campaigns, make more attractive offers to potential agents and clients and respond more quickly to new or emerging technologies. Over the past several years there has been a slow but steady decline in average commissions charged in the real estate brokerage industry, with the average commission percentage decreasing from 5.44% in 2000 to 5.14% in 2003 according to REAL Trends. Some of our competitors with greater resources may be able to better withstand the short- or long-term financial effects of this trend. In addition, the barriers to entry to providing an Internet-enabled real estate service are low, making it possible for current or new competitors to adopt certain aspects of our business model, including offering comprehensive MLS data to clients via the Internet, thereby reducing our competitive advantage. We may not be able to compete successfully for clients and agents, and increased competition could result in price reductions, reduced margins or loss of market share, any of which would harm our business, operating results and financial condition.

Changes in federal and state real estate laws and regulations, and rules of industry organizations such as the National Association of REALTORS®, could adversely affect our business.
      The real estate industry is heavily regulated in the United States, including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act, state and local licensing laws and regulations and federal and state advertising laws. In addition to existing laws and regulations, states and industry participants and regulatory organizations could enact legislation, regulatory or other policies in the future, which could restrict our activities or significantly increase our compliance costs. Moreover, the provision of real estate services over the Internet is a new and evolving business, and legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives governing the conduct of our business. If existing laws or regulations are amended or new laws or regulations are adopted, we may need to comply with additional legal requirements and incur significant compliance costs, or we could be precluded from certain activities. Because we operate through our website, state and local governments other than where the subject property is located may attempt to regulate our activities, which could significantly increase our compliance costs and limit certain of our activities. In addition, industry organizations, such as NAR and other state and local organizations, can impose standards or other rules affecting the manner in which we conduct our business. As mentioned above, NAR has adopted rules that, if implemented, could result in a reduction in the number of home listings that could be viewed on our website. NAR has extended the deadline for the implementation of its rules at least twice during an investigation by the antitrust division of the U.S. Department of Justice into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. The implementation of the rules will not limit our access to listing information, but could limit the display of listing information to our clients through our website in the manner we currently utilize, as well as increase our costs of ensuring compliance with such rules. Any significant lobbying or related activities, either of governmental bodies or industry organizations, required to respond to current or new initiatives in connection with our business could substantially increase our operating costs and harm our business.

We derive a significant portion of our leads through third parties, and if any of our significant lead generation relationships are terminated or become more expensive, our ability to attract new clients and grow our business may be adversely affected.
      We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source in 2004, HomeGain, Inc., which competes with us for online customer acquisition, generated approximately 21% of our leads during that period. In addition, during the third quarter of 2004 our exclusive co-branded relationship which we had in four markets with one third-party lead source, Yahoo! Inc., ended, effective July 31, 2004. Leads from this source accounted for approximately 8% of our leads and approximately 8% of our net revenues during 2004. These leads were inexpensive relative to those generated from competing sources, although they also were characterized by a lower conversion rate than is typical from our other sources. As a result, our lead replacement strategy delivered fewer leads to the agents in the areas impacted by the termination of the Yahoo! co-branded relationship but with those leads characterized by what we believe to be higher conversion potential based upon historical experience. Should this replacement strategy not be successful, or any of our other lead generation relationships become materially more expensive such that we could not obtain substitute sources on acceptable terms, our ability to attract new clients and grow our business may be impaired.

Our business could be harmed by economic events that are out of our control and may be difficult to predict.
      The success of our business depends in part on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings. The purchase of residential real estate is a significant transaction for most consumers, and one which can be delayed or terminated based on the availability of discretionary income. Economic slowdown or recession, rising interest rates, adverse tax policies, lower availability of credit, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, or the public perception that any of these events may occur, could adversely affect the demand for residential real estate and would harm our business. Also, if interest rates increase significantly, homeowners’ ability to purchase a new home or a higher priced home may be reduced as higher monthly payments would make housing less affordable. In addition, these conditions could lead to a decline in new listings, transaction volume and sales prices, any of which would harm our operating results.

Our ability to expand our business may be limited by state laws governing cash rebates to home buyers.
      A significant component of our value proposition to our home buyer clients is a cash rebate provided to the buyer at closing. Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Certain states, such as Alaska, Kansas, Kentucky, Louisiana, Mississippi, New Jersey, Oklahoma, Oregon and Tennessee, may presently prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured, including Missouri and New York. Should we decide to expand into any of these states, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states. Moreover, we cannot predict whether alternative approaches will be cost effective or easily marketable to prospective clients. The failure to enter into these markets, or others that adopt similar restrictions, or to successfully attract clients in these markets, could harm our business.

We may be unable to integrate our technology with each MLS on a cost-effective basis, which may harm our operating results and adversely affect our ability to service clients.
      Each MLS is operated independently and is run on its own technology platform. As a result, we must constantly modify our technology to successfully interact with each independent MLS in order to maintain access to that MLS’s home listings information. In addition, when a new MLS is created, we must customize our technology to work with that new system. These activities require constant attention and significant resources. We may be unable to successfully interoperate with the MLSs without significantly increasing our engineering costs, which would increase our operating expenses without a related increase in net revenues and cause our operating results to suffer. We may also be unable to interoperate with the MLSs at all, which may adversely affect the demand for our services.

If we fail to comply with real estate brokerage laws and regulations, we may incur significant financial penalties or lose our license to operate.
      Due to the geographic scope of our operations and the nature of the real estate services we perform, we are subject to numerous federal, state and local laws and regulations. For example, we are required to maintain real estate brokerage licenses in each state in which we operate and to designate individual licensed brokers of record. In some states, these licenses are personal to the broker. If we fail to maintain our licenses, lose the services of our designated broker of record or conduct brokerage activities without a license, we may be required to pay fines or return commissions received, our licenses may be suspended or we may be subject to other civil and/or criminal penalties. As we expand into new markets, we will need to obtain and maintain the required brokerage licenses and comply with the applicable laws and regulations of these markets, which may be different from those to which we are accustomed, may be difficult to obtain and will increase our compliance costs. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty and cost of compliance with the numerous state licensing regimes and possible losses resulting from non-compliance have increased. Our failure to comply with applicable laws and regulations, the possible loss of real estate brokerage licenses or litigation by government agencies or affected clients may have a material adverse effect on our business, financial condition and operating results, and may limit our ability to expand into new markets.

We may have liabilities in connection with real estate brokerage activities.
      As a licensed real estate broker, we and our licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. In the ordinary course of business we and our employees are subject to litigation from parties involved in transactions for alleged violations of these obligations. In addition, we may be required to indemnify our employees who become subject to litigation arising out of our business activities, including for claims related to the negligence of those employees. An adverse outcome in any such litigation could negatively impact our reputation and harm our business.

We may be subject to liability for the Internet content that we publish.
      As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of the material that we publish or distribute. Such claims may include the posting of confidential data, erroneous listings or listing information and the erroneous removal of listings. These types of claims have been brought successfully against the providers of online services in the past and could be brought against us or others in our industry. In addition, we may face liability if a MLS member or participant utilizes an opt-out provision, as previously discussed, and we fail to comply with that requirement. These claims, whether or not successful, could harm our reputation, business and financial condition. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to protect us for all liability that we may incur.

We monitor and evaluate the use of our website by our registered users, which could raise privacy concerns.
      Visitors to our website that register with us receive access to home listing and related information that we do not make available to unregistered users. As part of the registration process, our registered users consent to our use of information we gather from their use of our website, such as the geographic areas in which they search for homes, the price range of homes they view, their activities while on our website and other similar information. They also provide us with personal information such as telephone numbers and email addresses. While our registered users consent to our internal use of this information, if we were to use this information outside the scope of their consent or otherwise fail to keep this information confidential from third parties, including our former agents, we may be subject to legal claims or government action and our reputation and business could be harmed. While we do not share website use and other personal information with any third parties, except with our clients’ consent to third parties involved in the transaction process, concern among consumers regarding our use of personal information gathered from visitors to our website could cause them not to register with us. This would reduce the number of leads we derive from our website. Because our website is our primary client acquisition tool, any resistance by consumers to register on our website would harm our business and results of operations, and could cause us to alter our business practices or incur significant expenses to educate consumers regarding the use we make of information.

We may need to change the manner in which we conduct our business if government regulation of the Internet increases.
      The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws that may impose additional burdens on us. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. For example, both the U.S. government and the State of California have enacted Internet laws regarding privacy and sharing of customer information with third parties. Laws applicable to the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet.
      In addition, because each state in which we do business requires us to be a licensed real estate broker, and residents of states in which we do not do business could potentially access our website, changes in Internet regulation could lead to situations in which we are considered to “operate” or “do business” in such states. This could result in potential claims or regulatory action.
      If we are required to comply with new regulations or new interpretations of existing regulations, we may not be able to differentiate our services from traditional competitors and may not attract a sufficient number of clients for our business to be successful.

Our reputation and client and agent service offerings may be harmed by system failures and computer viruses.
      The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain clients and agents. Our network infrastructure is currently co-located at a single facility in Sunnyvale, California and we do not currently operate a back-up facility. As a result, any system failure or service outage at this primary facility would result in a loss of service for the duration of the failure or outage. Any system error or failure, or a sudden and significant increase in traffic, may significantly delay response times or even cause our system to fail resulting in the unavailability of our Internet platform. For example, earlier this year we experienced an unscheduled outage that lasted approximately 12 hours. During this period our clients and prospective clients were unable to access our website or receive notifications of new listings. While we have taken measures to prevent unscheduled outages, outages may occur in the future. In addition, our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Our network infrastructure is located in the San Francisco Bay area, which is susceptible to earthquakes and has, in the past, experienced power shortages and outages, any of which could result in system failures and service outages. We may not be able to expand our network infrastructure, either on our own or through use of third party hosting systems or service providers, on a timely basis sufficient to meet demand. Any interruption, delay or system failure could result in client and financial losses, litigation or other consumer claims and damage to our reputation.

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather or other regional events outside of our control.
      Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived over half of our revenues during the year ended December 31, 2004 in the state of California. In addition, our servers and other technology infrastructure are located principally in the state of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather or other events outside of our control. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.

Our intellectual property rights are valuable and our failure to protect those rights could adversely affect our business.
      Our intellectual property rights, including existing and future patents, trademarks, trade secrets, and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary ZAP technology and ZipNotify, as well as our ability to interoperate with multiple MLSs and our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. For example, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. We also seek to maintain certain intellectual property as trade secrets. Intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. In addition, others may develop technologies that are similar or superior to our technology, including our patented technology. Any significant impairment of our intellectual property rights could harm our business.

We may in the future be subject to intellectual property rights disputes, which could divert management attention, be costly to defend and require us to limit our service offerings.
      Our business depends on the protection and utilization of our intellectual property. Other companies may develop or acquire intellectual property rights that could prevent, limit or interfere with our ability to provide our products and services. One or more of these companies, which could include our competitors, could make claims alleging infringement of their intellectual property rights. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle and could significantly divert management resources and attention.
      Our technologies may not be able to withstand any third-party claims or rights against their use. If we were unable to successfully defend against such claims, we may have to:

•	pay damages;

•	stop using the technology found to be in violation of a third party’s rights;

•	seek a license for the infringing technology; or

•	develop alternative non-infringing technology.
      If we have to obtain a license for the infringing technology, it may not be available on reasonable terms, if at all. Developing alternative non-infringing technology could require significant effort and expense. If we cannot license or develop alternative technology for the infringing aspects of our business, we may be forced to limit our product and service offerings. Any of these results could reduce our ability to compete effectively, and harm our business and results of operations.

If we fail to attract and retain our key personnel, our ability to meet our business goals will be impaired and our financial condition and results of operations will suffer.
      The loss of the services of one or more of our key personnel could seriously harm our business. In particular, our success depends on the continued contributions of Eric A. Danziger, our President and Chief Executive Officer, and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. None of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.

We intend to evaluate acquisitions or investments in complementary technologies and businesses and we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions or investments that we undertake.
      As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. We may be unable to identify suitable acquisition candidates in the future or be able to make these acquisitions on a commercially reasonable basis, or at all. If we complete an acquisition or investment, we may not realize the benefits we expect to derive from the transaction. Any future acquisitions and investments would have several risks, including:

•	our inability to successfully integrate acquired technologies or operations;

•	diversion of management’s attention;

•	problems maintaining uniform standards, procedures, controls and policies;

•	potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

•	expenses related to amortization of intangible assets;

•	risks associated with operating a business or in a market in which we have little or no prior experience;

•	potential write offs of acquired assets;

•	loss of key employees of acquired businesses; and

•	our inability to recover the costs of acquisitions or investments.

Accounting for employee stock options using the fair value method, could significantly reduce our net income in future periods.
      In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (revised 2004), that requires companies to expense the value of employee stock options and similar awards. Accordingly, we will be required to record an expense for our stock-based compensation plans using the fair value method beginning on July 1, 2005. This expense will exceed the expense we currently record for our stock-based compensation plans and correspondingly reduce our net income in future periods.

The value of our services could be diminished if anti-spam software filters out an increasing portion of the emails we send.
      Our ZAP system includes a feature that sends out personalized email messages to our registered users on behalf of our agents. Given the volume of these messages, anti-spam software used by Internet service providers and personal computer users sometimes treats these messages incorrectly as unsolicited email, or “spam,” and filters them out. If this problem becomes more pervasive, the value of this aspect of our marketing and communication approach could be diminished, which could harm our business.
OTHER RISKS RELATED TO OUR STOCK PRICE

Our stock price may be volatile.
      The trading price of our common stock may fluctuate widely, depending upon many factors, some of which are beyond our control. These factors include, among others, the risks identified above and the following:

•	variations in our quarterly results of operations;

•	announcements by us or our competitors or lead source providers;

•	the relatively low level of public float and average daily trading volumes of our common stock;

•	changes in estimates of our performance or recommendations, or termination of coverage by securities analysts;

•	inability to meet quarterly or yearly estimates or targets of our performance;

•	the hiring or departure of key personnel, including agents or groups of agents or key executives;

•	changes in our reputation;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in the legal and regulatory environment affecting our business; and

•	market conditions in our industry and the economy as a whole.
      In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. Also, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources and could harm the price of our common stock. Although we carry general liability and errors and omissions insurance, our insurance may not cover claims of these types or may be inadequate to protect us from all liability that we may incur.

Our share price could decline due to the large number of outstanding shares of our common stock eligible for future sale.
      The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or from the perception that these sales could occur. These sales could also make it more difficult for us to sell our equity or equity-related securities in the future at a time and price that we deem appropriate.
      As of December 31, 2004, we had 19,880,122 shares of common stock outstanding. The 5,232,500 shares sold pursuant to our November 2004 initial public offering are currently tradable without restriction. Almost all of the remaining 14,647,622 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.

      In addition, after the closing of our offering, we registered approximately 4,131,875 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 1,511,233 shares were vested as of December 31, 2004 and, if those options are exercised, those shares will be eligible for sale after the expiration of the lock-up agreements. Also as of December 31, 2004, we had outstanding warrants for 4,811,067 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale after the expiration of the lock-up agreements.
      The lock-up agreements expire 180 days after the November 9, 2004 date of the prospectus for our initial public offering, provided that the 180-day lock-up period may be extended in most cases for up to 37 additional days under certain circumstances where we announce or pre-announce earnings or a material event within approximately 18 days prior to, or approximately 16 days after, the termination of the 180-day period. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.
      Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own over two-thirds of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our board of directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
      Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;

•	not providing for cumulative voting in the election of directors;

•	authorizing the board to issue, without stockholder approval, preferred stock with rights senior to those of common stock;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.
      In addition, the provisions of Section 203 of Delaware General Corporate Law govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.
      These and other provisions in our amended and restated certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:
Interest rate sensitivity
      We do not have any debt and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.
      As of December 31, 2003, our cash and cash equivalents consisted primarily of money market funds. As of December 31, 2004, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2003 and 2004, the increase or decline in fair market value of the portfolio would be approximately $0 and $0.4 million, respectively.
Exchange rate sensitivity
      We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 8.	Financial Statements and Supplementary Data:
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of ZipRealty, Inc.
      In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZipRealty, Inc. (the “Company”) at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 25, 2005

BALANCE SHEETS

	December 31,

	2003	2004

ASSETS
Current assets
Cash and cash equivalents	$10,357,379	$11,525,221
Short-term investments	—	71,972,173
Accounts receivable, net of allowance of $19,405 and $28,681 at December 31, 2003 and 2004, respectively	507,311	1,089,463
Prepaid expenses and other current assets	696,372	2,102,109

Total current assets	11,561,062	86,688,966
Restricted cash	189,654	189,654
Property and equipment, net	668,118	1,236,151
Other assets	11,625	11,625

Total assets	$12,430,459	$88,126,396

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$975,797	$1,477,768
Accrued expenses	2,402,347	4,287,188

Total current liabilities	3,378,144	5,764,956
Other long-term liabilities	156,725	90,283

Total liabilities	3,534,869	5,855,239

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
$0.001 par value; 59,342,640 shares authorized; 10,805,336 and 0 shares issued and outstanding at December 31, 2003 and 2004, respectively (aggregate liquidation preference of $93,593,288 and $0 at December 31, 2003 and 2004, respectively)	56,170,054	—
Redeemable convertible preferred stock warrants	7,385,541	—

	63,555,595	—

Stockholders’ equity (deficit)
Preferred Stock: $0.001 par value; 0 and 5,000,000 shares authorized at December 31, 2003 and 2004, respectively; 0 shares issued and outstanding	—	—
Common stock: $0.001 par value; 80,000,000 and 100,000,000 shares authorized at December 31 2003 and 2004, respectively; 1,468,686 and 19,880,122 shares issued and outstanding at December 31, 2003 and 2004, respectively	1,469	19,880
Additional paid-in capital	928,024	128,554,789
Common stock warrants	—	6,369,154
Deferred stock-based compensation	(274,874)	(437,349)
Accumulated other comprehensive income (loss)	—	(104,980)
Accumulated deficit	(55,314,624)	(52,130,337)

Total stockholders’ equity (deficit)	(54,660,005)	82,271,157

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$12,430,459	$88,126,396

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

Net transaction revenues	$16,795,289	$32,678,894	$60,748,995
Referral and other revenues	368,192	1,128,044	1,539,068

Net revenues	17,163,481	33,806,938	62,288,063

Operating expenses
Cost of revenues	13,450,170	19,928,922	33,857,825
Product development	1,558,655	1,716,573	2,245,329
Marketing and business development	4,451,541	5,002,973	8,821,112
General and administrative	10,378,141	9,464,011	14,341,861
Stock-based compensation	83,868	85,458	158,935

Total operating expenses	29,922,375	36,197,937	59,425,062

Income (loss) from operations	(12,758,894)	(2,390,999)	2,863,001

Other income (expense)
Interest expense	(2,118,451)	(2,272,799)	—
Interest income	126,295	60,125	411,040
Other income (expense), net	(14,372)	20,505	(554)

Total other income (expense), net	(2,006,528)	(2,192,169)	410,486

Income (loss) before income taxes	(14,765,422)	(4,583,168)	3,273,487
Provision for income taxes	—	—	89,200

Net income (loss)	$(14,765,422)	$(4,583,168)	$3,184,287

Cumulative preferred stock dividends	$630,800	$630,800	$551,949
Amount allocated to participating preferred stockholders	—	—	2,632,338

Net income (loss) available to common stockholders	$(15,396,222)	$(5,213,968)	$—

Net income (loss) per share:
Basic	$(10.63)	$(3.57)	$—
Diluted	$(10.63)	$(3.57)	$—
Weighted average common shares outstanding:
Basic	1,447,867	1,459,058	3,798,097
Diluted	1,447,867	1,459,058	3,798,097
Stock-based compensation can be allocated to the following:
Cost of revenues	$1,280	$8,370	$45,297
Product development	25,340	22,817	11,589
Marketing and business development	18,486	18,486	5,631
General and administrative	38,762	35,785	96,418

Total stock-based compensation	$83,868	$85,458	$158,935

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

			Redeemable
	Redeemable Convertible		Convertible						Accumulated		Total
	Preferred Stock		Preferred	Common Stock		Additional	Common	Deferred	Other		Stockholders’	Comprehensive
			Stock			Paid-in	Stock	Stock-Based	Comprehensive	Accumulated	Equity	Income
	Shares	Amount	Warrants	Shares	Amount	Capital	Warrants	Compensation	Income (Loss)	Deficit	(Deficit)	(Loss)

Balance at December 31, 2001	4,918,078	$35,865,833	$1,687,767	1,444,625	$1,445	$722,489	—	$(255,107)	—	$(35,966,034)	$(35,497,207)
Issuance of common stock upon exercise of stock options	—	—	—	9,697	9	6,830	—	—	—	—	6,839
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	83,868	—	—	83,868
Recapture of deferred stock-based compensation upon employee terminations	—	—	—	—	—	(64,935)	—	64,935	—	—	—
Issuance of Series E-1 preferred stock warrants in conjunction with notes payable	—	—	1,987,705	—	—	—	—	—	—	—	—
Issuance of Series F preferred stock warrants in conjunction with notes payable	—	—	2,850,528	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(14,765,422)	(14,765,422)	$(14,765,422)

Balance at December 31, 2002	4,918,078	35,865,833	6,526,000	1,454,322	1,454	664,384	—	(106,304)	—	(50,731,456)	(50,171,922)
Issuance of common stock upon exercise of stock options	—	—	—	14,364	15	9,612	—	—	—	—	9,627
Deferred stock- based compensation	—	—	—	—	—	259,516	—	(259,516)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	85,458	—	—	85,458
Recapture of deferred stock-based compensation upon employee terminations	—	—	—	—	—	(5,488)	—	5,488	—	—	—
Issuance of Series F preferred stock warrants in conjunction with notes payable	—	—	408,782	—	—	—	—	—	—	—	—
Conversion of notes payable and accrued interest into Series E and Series F preferred stock	5,887,258	20,304,221	—	—	—	—	—	—	—	—	—
Issuance of Series E-1 preferred stock warrants in conjunction with notes payable conversion	—	—	93,572	—	—	—	—	—	—	—	—
Issuance of Series F preferred stock warrants in conjunction with notes payable conversion	—	—	357,187	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(4,583,168)	(4,583,168)	(4,583,168)

Balance at December 31, 2003	10,805,336	56,170,054	7,385,541	1,468,686	1,469	928,024	—	(274,874)	—	(55,314,624)	(54,660,005)

			Redeemable
	Redeemable Convertible		Convertible						Accumulated		Total
	Preferred Stock		Preferred	Common Stock		Additional	Common	Deferred	Other		Stockholders’	Comprehensive
			Stock			Paid-in	Stock	Stock-Based	Comprehensive	Accumulated	Equity	Income
	Shares	Amount	Warrants	Shares	Amount	Capital	Warrants	Compensation	Income (Loss)	Deficit	(Deficit)	(Loss)

Balance at December 31, 2003	10,805,336	56,170,054	7,385,541	1,468,686	1,469	928,024	—	(274,874)	—	(55,314,624)	(54,660,005)
Issuance of common stock upon exercise of stock options	—	—	—	151,857	152	177,006	—	—	—	—	177,158
Issuance of common stock upon exercise of common stock warrants	—	—	—	1,459	1	1,532	(1,460)	—	—	—	73
Issuance of preferred stock upon exercise of Series E-1 preferred stock warrants	2,220,284	9,572,749	(1,014,927)	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(13,025,620)	(65,742,803)	(6,370,614)	13,025,620	13,026	65,729,777	6,370,614	—	—	—	72,113,417
Issuance of common stock-Initial Public Offering	—	—	—	5,232,500	5,232	61,397,040	—	—	—	—	61,402,272
Deferred stock- based compensation	—	—	—	—	—	430,397	—	(430,397)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	158,935	—	—	158,935
Recapture of deferred stock-based compensation upon employee terminations	—	—	—	—	—	(108,987)	—	108,987	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	3,184,287	3,184,287	$3,184,287
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(104,980)	—	(104,980)	(104,980)

Total comprehensive income												$3,079,307

Balance at December 31, 2004	—	$—	$—	19,880,122	$19,880	$128,554,789	6,369,154	$(437,349)	$(104,980)	$(52,130,337)	$82,271,157

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

Cash flows from operating activities
Net income (loss)	$(14,765,422)	$(4,583,168)	$3,184,287
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	1,434,220	856,552	847,419
Amortization of convertible notes payable discount to interest expense	1,413,183	934,952	—
Amortization of deferred stock-based compensation	83,868	85,458	158,935
Amortization of short-term investment premium	—	—	70,740
Non-cash interest expense	33,428	852,996	—
Loss on sale and impairment of assets	240,857	—	—
Warrants and preferred stock issued for rent	11,343	—	—
Amortization of warrants issued in connection with equipment lease	17,100	9,573	—
Non-cash expense in connection with note payable conversion	—	450,759	—
Changes in operating assets and liabilities
Accounts receivable, net	(434,185)	61,625	(582,152)
Prepaid expenses and other current assets	(651,128)	177,888	(1,405,737)
Other assets	16,958	77,923	—
Accounts payable	209,390	202,520	501,971
Accrued expenses	1,207,287	670,307	1,884,841
Accrued interest	593,888	—	—
Other long-term liabilities	171,871	(15,446)	(66,442)

Net cash (used in) provided by operating activities	(10,417,342)	(218,061)	4,593,862

Cash flows from investing activities
Restricted cash	(261,254)	251,600	—
Purchases of short-term investments	—	—	(72,147,893)
Purchases of property and equipment	(832,993)	(570,176)	(1,415,452)
Proceeds from sale of property and equipment	460,000	—	—

Net cash used in investing activities	(634,247)	(318,576)	(73,563,345)

Cash flows from financing activities
Proceeds from stock option exercises	6,839	9,627	176,665
Issuance costs in connection with note payable conversion	—	(15,758)	—
Proceeds from issuance of warrants in conjunction with convertible notes payable	195,464	21,565	—
Proceeds from issuance of convertible notes payable	19,512,978	2,156,516	—
Repayment of capital lease obligations	(633,511)	(239,087)	—
Proceeds from Series E-1 preferred stock warrant exercises	—	—	8,557,903

Proceeds from issuance of common stock-Initial Public Offering, net of issuance costs	—	—	61,402,757

Net cash provided by financing activities	19,081,770	1,932,863	70,137,325

Net increase in cash and cash equivalents	8,030,181	1,396,226	1,167,842

Cash and cash equivalents at beginning of period	930,972	8,961,153	10,357,379

Cash and cash equivalents at end of period	$8,961,153	$10,357,379	$11,525,221

Supplemental cash flow information
Cash paid for interest	$64,730	$34,092	$—
Non-cash investing and financing activities
Series E-1 preferred stock warrants issued in connection with convertible notes payable	$1,987,705	$—	$—
Series F preferred stock warrants issued in connection with convertible notes payable	$2,850,528	$408,782	$—
Recapture of deferred stock-based compensation upon employee terminations	$64,935	$5,488	$108,987
Conversion of convertible notes payable into preferred stock	$—	$21,702,922	$—
Conversion of preferred stock into common stock	$—	$—	$(65,742,803)
Conversion of preferred stock warrants into common stock warrants	$—	$—	$(6,370,614)
Debt issuance costs converted to preferred stock	$—	$147,975	$—
Recognition of preferred stock additional paid-in capital from preferred stock warrants due to exercise of Series E-1 preferred stock warrants	$—	$—	$1,014,927
Recognition of common stock additional paid-in capital from common stock warrants due to exercise of common stock warrants	$—	$—	$1,532
Write-off of fully depreciated property, plant, and equipment	$348,922	$3,228,262	$2,459
Deferred stock-based compensation	$—	$259,516	$430,397
Unrealized loss on available-for-sale securities	$—	$—	$(104,980)
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations
      ZipRealty, Inc. (the “Company”), previously known as ZipRealty.com, is a full-service real estate brokerage firm incorporated in the State of California on January 25, 1999 and reincorporated in Delaware on August 9, 2004. Headquartered in the San Francisco Bay Area, the Company provides brokerage services to buyers and sellers through its employee-agents in Arizona, California, Georgia, Illinois, Maryland, Massachusetts, Texas, Virginia, Washington, and Washington, D.C. The Company provides consumers the opportunity to access Multiple Listing Services, or MLS, data through its website, and offers a lower commission structure than is typical in the industry. Buyers are offered a commission rebate at the close of a transaction, while sellers are charged a reduced commission.

Stock split
      In August 2004, the Company’s stockholders approved a reverse stock split of the Company’s common and redeemable convertible preferred stock in a range of one for two to one for three shares. The actual split ratio of one for three shares of the Company’s common and redeemable convertible preferred stock was approved by the Board of Directors on October 21, 2004, following stockholder approval of the range. On November 8, 2004, the reverse stock split became effective. All share, per share and stock option data information in the financial statements for all periods have been retroactively restated to reflect the reverse stock split.

Initial public offering
      On November 9, 2004, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-1 (File No. 333-115657) for the initial public offering. The Company commenced the offering immediately thereafter. The Company completed the sale of 4,550,000 shares of common stock on November 15, 2004 at a price of $13.00 per share, and on November 18, 2004 the Company sold the remainder of the registered shares of common stock (682,500 shares) at the same price per share pursuant to the underwriters’ exercise of the over-allotment option. UBS Securities LLC, Deutsche Bank Securities Inc., Thomas Weisel Partners LLC and Pacific Growth Equities, LLC acted as the underwriters for the offering.
      The aggregate purchase price of the offering was $68,022,500. The net offering proceeds received by us after deducting total estimated expenses were $61,402,757. We incurred total estimated expenses in connection with the offering of $6,619,743, which consisted of $1,795,943 in legal, accounting and printing fees, $4,761,575 in underwriters’ discounts, fees and commissions, and $62,225 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
      Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at December 31, 2004, there were no shares of outstanding redeemable convertible preferred stock.
      All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Risks and uncertainties
      The Company is subject to certain risks and uncertainties. Changes in any of the following areas, for example, could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows:

•	regulatory changes;

•	the continued use and adoption of the Internet by consumers which allows the Company to compete with established real estate firms, many of which have long operating histories and substantial client bases; and

•	entry into market of companies attempting to replicate the Company’s business model.

Net income (loss) per share
      Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated using the two class method as the net income (loss) less cumulative preferred stock dividends for the period and amounts allocated to preferred stock to reflect the participation right of the preferred stock to share in dividends together with common stock. Diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding plus, if dilutive, potential common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company’s preferred stock.

Use of estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
      The Company derives the majority of its revenue from commissions earned as agents to buyers and sellers on purchase or sale transactions.
      Commission revenue is recognized upon closing of a sale and purchase transaction, net of any rebate or commission discount or transaction fee adjustment, as evidenced by the closure of the escrow or similar account and the transfer of funds to all appropriate parties. Non-commission revenue is recognized from its other business relationships, such as its E-LOAN marketing relationship, as the fees are earned from the other party, typically on a monthly fee basis. Revenue is recognized provided there is persuasive evidence of an arrangement, the price is fixed or determinable, collectibility is reasonably assured and the transaction has been completed.

Expense recognition
      Commission expenses to agents are recognized concurrently with the related revenues. All other costs and expenses are recognized when incurred.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Cost of revenues
      Cost of revenues consists of commissions, related payroll taxes, benefits and expense allowances paid to the Company’s ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to the Company’s ZipAgent Platform.

Cash and cash equivalents
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2003 and 2004, $7,796,253 and $10,764,833, respectively, of money market funds and repurchase agreements, the fair value of which approximates cost, is included in cash and cash equivalents.

Short-term investments
      The Company classifies fixed income securities with a maturity of over twelve months from the balance sheet date as short-term investments based on the funds being available for use in current operations, if needed. To date all fixed income securities have been classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with net unrealized gains or losses, net of tax effects, included in accumulated other comprehensive income in the accompanying financial statements. Interest and amortization of premiums and discounts for fixed income securities are included in other income (expense), net, in the accompanying financial statements. Realized gains and losses are calculated using the specific identification method.

Restricted cash
      The Company’s restricted cash balances at December 31, 2003 and 2004, includes $189,654 and $189,654, respectively, which serve as collateral to a letter of credit that was issued to the Company’s landlord as a security deposit in connection with a facility lease agreement. The letter of credit expires on November 20, 2005.

Fair value of financial instruments
      The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

Concentration of credit risk, significant customers and significant suppliers
      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, accounts receivable and restricted cash.
      The Company deposits its cash and cash equivalents with financial institutions that management believes to be of high credit quality and these deposits may on occasion exceed federally insured limits. At December 31, 2004, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by one financial institution. The fair value of these investments are subject to fluctuations based on market prices.
      Substantially all of the Company’s accounts receivable are derived from commissions earned and are due from escrow and other residential real estate transfer agents. These accounts receivable are typically unsecured. Allowances for credit losses and expected transaction price adjustments are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for more than 10% of gross accounts receivable at December 31, 2003 or 2004.

NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company derived 62%, 60% and 61% of its net transaction revenues during the years ended December 31, 2002, 2003 and 2004, respectively, in the state of California. No customers accounted for more than 10% of net revenues in 2002, 2003, or 2004.
      The Company generates leads for ZipAgents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads are included in marketing and business development expenses. Our largest third-party lead source in 2004, HomeGain, Inc., which competes with us for online customer acquisition, generated approximately 21% of our leads during that period. In addition, during the second quarter of 2004 our exclusive co-branded relationship which we had in four markets with one third-party lead source, Yahoo! Inc., ended, effective July 31, 2004. Leads from this source accounted for approximately 8% (unaudited) of our leads and approximately 8% (unaudited) of our net revenues during 2004.

Property and equipment
      Property and equipment are stated at cost. Equipment under capital leases is capitalized at the present value of the future minimum lease payments. Leasehold improvements and assets acquired pursuant to capital leases are amortized on the straight-line basis over the shorter of the lease period or their estimated useful lives. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the property and equipment as follows:

Computer hardware and software	1-3 years
Furniture, fixtures and equipment	4-5 years
Leasehold improvements	Shorter of the lease period or estimated useful life
      When assets are sold or retired, the cost and accumulated depreciation and amortization are eliminated from the accounts and any resulting gains or losses are recorded in operations in the period realized. Maintenance and repairs are charged to expense as incurred. Expenditures which substantially increase an asset’s useful life are capitalized.

Impairment of Long-Lived Assets
      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Stock-Based Compensation
      The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25 (“FIN 44”) and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure (“SFAS No. 148”). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the

NOTES TO FINANCIAL STATEMENTS — (Continued)
fair value of the Company’s stock and the exercise price of the option. The Company amortizes deferred stock-based compensation using the straight-line method. Deferred stock-based compensation is recorded to stock-based compensation.
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).
      The following table illustrates the effect on net income (loss) if the Company had applied the fair-value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation.

	Year Ended December 31,

	2002	2003	2004

Net income (loss) as reported	$(14,765,422)	$(4,583,168)	$3,184,287
Add: Stock-based compensation expense included in reported net income (loss)	83,868	85,458	158,935
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(352,160)	(378,498)	(538,657)

Pro forma net income (loss)	$(15,033,714)	$(4,876,208)	$2,804,565

Net income (loss) per share, as reported:
Basic	$(10.63)	$(3.57)	$—
Diluted	$(10.63)	$(3.57)	$—
Pro forma income (loss) per share:
Basic	$(10.82)	$(3.77)	$—
Diluted	$(10.82)	$(3.77)	$—
      The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,

	2002		2003		2004

Expected volatility	0	%(1)	0	%(1)	21-50	%(2)
Risk-free interest rate	2.41-4.47%		1.86-3.01%		2.51-3.70%
Expected life	4 years		4 years		4 years
Expected dividend yield	0%		0%		0%

(1)	In fiscal years 2002 and 2003, the Company was a private Company and, therefore, used the minimum value method under which volatility is not considered.

(2)	The Company used the minimum value method until the initial Form S-1 was filed on May 20, 2004. The Company used a 50% volatility from May 20, 2004 until the effective date of the initial public offering on November 9, 2004. After this date the Company used a weighted-average volatility of 21%.
      The per share weighted average fair value of options granted during the years ended December 31, 2002, 2003 and 2004 was $0.14, $1.07 and $2.68, respectively.
      Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not necessarily representative of the pro forma results for future years.
      The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options, requires judgment by management on a number of assumptions, including the fair value of the

NOTES TO FINANCIAL STATEMENTS — (Continued)
underlying instrument prior to the filing of the registration statement for an initial public offering, estimated lives of the outstanding instruments, and the instrument’s volatility prior to the filing of the registration statement for an initial public offering. Changes in key assumptions will impact the valuation of such instruments.

Software and Website Development Costs
      The Company follows the guidance of Emerging Issues Task Force (“EITF”) No. 00-02, Accounting for Website Development Costs. EITF No. 00-02 sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of the ZipAgent Platform. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are capitalized or expensed, depending on the nature of the cost. The planning stage ends when the functional specifications for a release are complete. Costs incurred relating to architecture design and coding that result in additional functionality are capitalized in the application and infrastructure stage. These costs principally relate to payroll costs for employees directly involved in the development process. Capitalized internal-use software costs, included in property and equipment, are amortized over the software’s useful life, which is generally fifteen months. Capitalized internal-use software costs are amortized to cost of revenues. Costs incurred in connection with the research and development of the Company’s product and technology, other than those accounted for under SOP 98-1, are expensed as incurred to product development.
      The Company capitalized $483,000 and $555,963 in internal-use software costs during the years ended December 31, 2003 and 2004, respectively. Amortization expense totaled and $409,823, $450,603, and $444,258 during the years ended December 31, 2002, 2003 and 2004, respectively, and is included in cost of revenues. The amount of unamortized internal-use software costs at December 31, 2003 and 2004 was $335,100 and $446,805, respectively, and is included in property and equipment.

Advertising Costs
      The costs of advertising are expensed as incurred. Advertising expense was $177,911, $305,930, and $1,344,560 for the years ended December 31, 2002, 2003 and 2004, respectively. Such expense is included in sales and marketing expense.

Income Taxes
      Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

Comprehensive Income (Loss)
      Comprehensive income (loss) is the sum of net income (loss) and unrealized gains (losses) on available-for-sale securities. Unrealized gains (losses) on investments are excluded from net income (loss) and are reported in accumulated other comprehensive income in the accompanying financial statements.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Segment Reporting
      The Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company’s Chief Executive Officer), or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment. All net revenues were derived from transactions in the United States. All long-lived assets are located in the United States.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123 (R)”). The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. The FASB concluded that for public companies SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 to the financial statements for the proforma net income (loss) and net income (loss) per share for 2002 through 2004, as if we used a fair-value-based method similar to the methods required under SFAS No. 123 (R) to measure compensation expense for employee stock incentive awards. The Company is in the process of evaluating the requirements under SFAS No. 123 (R) including which fair value model and transition method to select and expects the adoption could potentially have a significant adverse impact on the statement of operations and net income per share.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be able to claim this tax benefit until the first quarter of fiscal 2006. The Company does not expect the adoption of these new tax provisions to have a material impact on its financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. FAS 109-2 is effective immediately; the adoption of FAS 109-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.
      In June 2004, the FASB issued Emerging Issues Task Force Issue No. 02-14 (“EITF No. 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF No. 02-14 addresses whether the equity method of accounting applies when an investor does not

NOTES TO FINANCIAL STATEMENTS — (Continued)
have an investment in voting common stock of an investee but exercises significant influence through other means. EITF No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF No. 02-14 are effective for reporting periods beginning after September 15, 2004. The Company does not expect the adoption of EITF No. 02-14 to have a material impact on its financial position, results of operations or cash flows.
      In April 2004, the EITF issued EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance became applicable to the Company starting with the second quarter beginning April 1, 2004. The Company has adopted the provisions of this pronouncement as of April 1, 2004. Prior period earnings per share amounts presented have been restated to conform with EITF No. 03-6.
      In March 2004, the FASB issued EITF Issue No. 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once the final guidance is issued.

2.	BALANCE SHEET COMPONENTS

Short-term investments
      At December 31, 2004 short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market securities	$2,068,833	$—	$—	$2,068,833
Repurchase agreements	5,396,000	—	—	5,396,000
Asset backed	9,158,795	—	(9,522)	9,149,273
Corporate obligations	29,512,526	17	(61,398)	29,451,145
US Government and agency obligations	36,705,832	2,226	(36,303)	36,671,755

Total short-term investments	$82,841,986	$2,243	$(107,223)	$82,737,006

December 31,
2004

Recorded as:
Cash equivalents	$10,764,833
Short-term investments	71,972,173

$82,737,006

      At December 31, 2004, the Company’s unrealized losses on investments were all in loss positions for less than 12 months.

NOTES TO FINANCIAL STATEMENTS — (Continued)
      The estimated fair value of short-term investments classified by date of contractual maturity at December 31, 2004 are as follows:

December 31,
2004

Due within one year or less	$32,812,640
Due after one year through two years	43,922,831
Due after two years through three years	3,990,736

Due after three years through four years	2,010,799

$82,737,006

Prepaid expenses and other current assets
      Prepaid expenses and other current assets consist of the following:

	December 31,

	2003	2004

Prepaid expenses	$572,228	$1,210,934
Interest receivable	—	735,362
Other assets	135,769	167,438

	707,997	2,113,734
Less: long-term portion	11,625	11,625

Prepaid expenses and other current assets	$696,372	$2,102,109

Property and equipment, net
      Property and equipment, net consists of the following:

	December 31,

	2003	2004

Computer hardware and software	$2,251,166	$3,574,149
Furniture, fixtures and equipment	303,791	390,674
Leasehold improvements	31,042	34,169

	2,585,999	3,998,992
Less: accumulated depreciation and amortization	(1,917,881)	(2,762,841)

Property and equipment, net	$668,118	$1,236,151

      Depreciation and amortization expense, excluding amortization of leased assets, for the years ended December 31, 2002, 2003 and 2004 was $1,129,547, $725,566 and $847,419, respectively.
      Computer hardware and software acquired under capital lease arrangements were fully amortized at December 31, 2003 and 2004, respectively. Amortization expense relating to property and equipment under capital leases totaled $304,673, $130,986, and $0 for the years ended December 31, 2002, 2003 and 2004, respectively. Included in property and equipment at December 31, 2003 and 2004 is approximately $1.1 million and $1.8 million, respectively of fully depreciated property and equipment still in use.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accrued expenses
      Accrued expenses consist of the following:

	December 31,

	2003	2004

Accrued vacation	$446,967	$538,956
Accrued agent commissions	902,192	1,646,626
Accrued bonuses	263,452	975,598
Accrued marketing expenses	346,079	431,702
Other accrued expenses	443,657	694,306

Accrued expenses	$2,402,347	$4,287,188

Accumulated other comprehensive income (loss)
      Accumulated other comprehensive income (loss) consists of the following:

	December 31,

	2003	2004

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	$—	$(104,980)

Total other comprehensive income (loss)	$—	$(104,980)

3.	NET INCOME (LOSS) PER SHARE
      The following table sets forth the computation of basic and dilutive net income (loss) per share for the period indicated:

	Year Ended December 31,

	2002	2003	2004

Numerator:
Net income (loss)	$(14,765,422)	$(4,583,168)	$3,184,287
Cumulative preferred stock dividends	630,800	630,800	551,949
Amount allocated to participating preferred stockholders	—	—	2,632,338

Net income (loss) available to common stockholders (for basic and dilutive EPS computations)	$(15,396,222)	$(5,213,968)	$—

Denominator:
Shares used to compute basic and diluted EPS	1,447,867	1,459,058	3,798,097
Net income (loss) per share:
Basic	$(10.63)	$(3.57)	$—
Diluted	$(10.63)	$(3.57)	$—
      The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods presented:

	Year Ended December 31,

	2002	2003	2004

Stock options to purchase common stock	2,148,128	2,262,942	3,420,727
Participating convertible preferred stock	4,918,078	10,805,336	—
Warrants to purchase preferred and common stock	6,444,990	7,057,729	4,811,067

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	INCOME TAXES
      For the years ended December 31, 2002 and 2003, no provision for federal and state income taxes has been recorded as the Company incurred net losses. For the year ended December 31, 2004, the provision for federal and state income taxes of $89,200 has been recorded as the Company recorded net income and is attributable to federal ($65,000) and state ($24,200) alternative minimum tax currently payable due to limits on the amount of net operating losses that may be applied against income earned in 2004 under current tax regulations.
      Deferred tax assets (liabilities) consist of the following at:

	December 31,

	2003	2004

Deferred tax assets
Net operating loss carryforwards	$19,423,157	$17,733,579
Allowances and accruals	458,472	397,437
Credits	—	78,981

	19,881,629	18,209,997
Deferred tax liabilities
Other	—	—

	—	—

Total gross deferred tax assets	19,881,629	18,209,997
Less: valuation allowance	(19,881,629)	(18,209,997)

Net deferred tax assets	$—	$—

      Due to uncertainty surrounding the realization of its deferred tax assets based on its history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2002, 2003 and 2004. The valuation allowance increased by $5,263,412 and $1,640,766 during the years ended December 31, 2002 and 2003 , respectively and decreased by $1,671,632 during the year ended December 31, 2004.
      At December 31, 2004, the Company had approximately $47.0 million of federal and $31.0 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2019 for federal and 2009 for state tax purposes, respectively.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Company has federal and state net operating losses of approximately $999,700 at December 31, 2004 that are subject to annual limitations of $20,000.
      The difference between the Company’s effective income tax rate and federal statutory rate consisted of:

	Year Ended December 31,

	2002	2003	2004

Statutory federal tax rate	(34.00)%	(34.00)%	34.00%
State tax rate, net of federal benefit	(3.43)%	(3.64)%	5.67%
Change in valuation allowance	35.65%	35.97%	(44.13)%
Other, net	1.78%	1.67%	7.18%

Total provision for (benefit from) income taxes	0.00%	0.00%	2.72%

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	CONVERTIBLE NOTES PAYABLE
      Between February 2002 and April 2002, the Company issued $8.8 million of convertible promissory notes. The notes were due upon demand any time after the second anniversary and accrued interest at a rate of 8% per annum. Per the terms of the agreement, the principal amount of the notes, together with the interest thereon, were convertible into shares of Series E convertible preferred stock at a conversion price of $3.93 per share. The notes were collateralized by all assets of the Company. In connection with these notes, the Company issued warrants to purchase 4,465,391 shares of Series E-1 convertible preferred stock at an exercise price of $3.93 per share (See Note 7).
      In December 2002, the Company issued $10.8 million of convertible promissory notes, which included $3.1 million in interim bridge loans that had been issued in September 2002 and October 2002. The notes were due upon demand any time after the second anniversary and accrued interest at a rate of 8% per annum. Per the terms of the agreement, the principal amount of the notes, together with the interest thereon, were convertible into shares of Series F convertible preferred stock at a conversion price of $3.93 per share. The notes were collateralized by all assets of the Company. In connection with these notes, the Company issued warrants to purchase 1,370,474 shares of Series F convertible preferred stock at an exercise price of $3.93 per share (See Note 7). In addition, in connection with the interim bridge loans, the Company issued warrants to purchase 582,061 shares of Series F convertible preferred stock at an exercise price of $3.93 per share (See Note 7).
      In February 2003, the Company issued $2.1 million of convertible promissory notes. The notes were due upon demand any time after the second anniversary and accrued interest at a rate of 8% per annum. Per the terms of the agreement, the principal amount of the notes, together with the interest thereon, were convertible into shares of Series F convertible preferred stock at a conversion price of $3.93 per share. The notes were collateralized by all assets of the Company. In connection with these notes, the Company issued warrants to purchase 274,366 shares of Series F convertible preferred stock at an exercise price of $3.93 per share (See Note 7).
      In June 2003, the Company issued 2,466,724 shares of the Company’s Series E convertible preferred stock in exchange for the conversion of $8.8 million of convertible promissory notes principal and $0.9 million of accrued interest balances. In addition, the Company issued 3,420,534 shares of the Company’s Series F convertible preferred stock in exchange for the conversion of $12.9 million convertible promissory notes principal and $0.5 million of accrued interest balances. As a result of these conversions, no amounts of convertible notes payable or accrued interest were outstanding at December 31, 2003 or 2004.
      In conjunction with the conversion, the Company issued warrants to purchase 134,766 shares of Series E-1 convertible preferred stock at an exercise price of $3.93 per share and 198,567 shares of Series F convertible preferred stock at an exercise price of $3.93 per share. The Company estimated the fair value of such warrants at $93,572 and $357,187 for the Series E-1 warrants and Series F warrants, respectively, using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $2.28 and $3.93, respectively, expected volatility of 50%, risk-free interest rate of 2.36%, expected life of 5 years, and no dividends. The value of the warrants was recorded as note payable conversion expense and recorded in general and administrative expense.

6.	COMMITMENTS AND CONTINGENCIES

Leases
      The Company leases office space and equipment under noncancelable operating leases with various expiration dates through January 2007.

NOTES TO FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under noncancelable operating leases at December 31, 2004 are as follows:

Operating
Year Ending December 31,	Leases

2005	568,434
2006	584,892
2007	49,216

Total minimum lease payments	$1,202,542

      Rent expense for the years ended December 31, 2002, 2003 and 2004 was $813,796, $802,042 and $946,122, respectively.
      In October 2002, the Company terminated its automobile operating lease program. The Company recorded a loss of approximately $270,000 during the year ended December 31, 2002 relating to this termination.

Related Party Advertising and Promotion Agreement
      In March 2001, the Company revised an advertising and promotion agreement entered into with a stockholder of the Company dated July 28, 2000. The amended agreement required the Company to list all of its properties on the third party’s website for a listing fee of $100 per property. The listing fee obligation lapsed at the end of the two year agreement in July 2002. Listing fees for the year ended December 31, 2002 was $86,960.

Legal Proceedings
      The Company is not currently subject to any material legal proceedings. From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of business. The amounts in dispute in these matters are not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on the business or financial results.

Indemnifications
      The Company has entered into various indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless and reimburse the indemnified parties, which include certain of its service providers as well as others, in connection with certain occurrences. In addition, the corporate charter documents require the Company to provide indemnification rights to the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law, and permit the Company to provide indemnification rights to other employees and agents, for certain events that occur while these persons are serving in these capacities. The Company has also entered into indemnification agreements with each of the Company’s directors and officers. Further, the underwriting agreement for the Company’s initial public offering requires the Company to indemnify the underwriters and certain of their affiliates and agents for certain liabilities arising from the offering and the related registration statement.
      The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unspecified. The Company is not aware of any material indemnification liabilities for actions, events or occurrences that have occurred to date. The Company maintains insurance on some of the liabilities the Company has agreed to indemnify, including liabilities incurred by the Company’s directors and officers while acting in these capacities, subject to certain exclusions and limitations of coverage.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	REDEEMABLE CONVERTIBLE PREFERRED STOCK
      At December 31, 2003, redeemable convertible preferred stock consisted of the following:

		Shares	Aggregate
		Issued and	Liquidation
	Authorized	Outstanding	Preference

Series A	1,911,112	629,626	$1,700,000
Series B	5,246,171	1,734,752	16,393,438
Series C	2,178,486	547,343	10,000,005
Series D	6,106,871	2,006,357	9,531,544
Series E	9,000,000	2,466,724	29,082,849
Series E-1	15,300,000	—	—
Series F	19,600,000	3,420,534	26,885,452

Balance at December 31, 2003	59,342,640	10,805,336	$93,593,288

      Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at December 31, 2004, there were no shares of outstanding redeemable convertible preferred stock.
      The holders of convertible preferred stock had various rights and preferences as follows:

Voting
      Each share of Series A, B, C, D, E, E-1 and F had voting rights equal to an equivalent number of shares of common stock into which it was convertible and, except as set forth below, generally voted together as one class with the common stock.
      The holders of Series A, B and D were each entitled to elect one member of the Board of Directors (“BOD”) voting as a separate class. The holders of common stock were entitled to elect two members of the BOD voting as a separate class. Any remaining members of the BOD were elected by the holders of common stock and preferred stock voting as a single class.
      As long as at least 500,000 shares of convertible preferred stock remained outstanding, the Company had to obtain approval from a majority of the holders of convertible preferred stock to alter the authorized number of shares of convertible preferred stock, repurchase any shares of common stock other than shares subject to the right of repurchase by the Company, increase the authorized number of BOD members, authorize a dividend or make any distribution to the common stockholders, amend the Articles of Incorporation or bylaws for changes which would adversely impact the rights and preferences of convertible preferred stock, dissolve, liquidate or wind up the Company, consummate a change in control or create a new security senior to the existing classes of preferred stock.

Dividends
      Holders of Series A, B, C, E, E-1 and F were entitled to receive non-cumulative dividends at the per annum amount of $0.216, $0.75, $1.47, $0.3144, $0.3144 and $0.3144 per share, respectively, when and if declared by the BOD. The holders of Series A, B, C, D, E, E-1 and F were also entitled to participate in dividends on common stock, when and if declared by the BOD, based on the number of shares of common stock held on an as-if converted basis. No dividends on convertible preferred stock or common stock have been declared by the BOD.
      Holders of Series D were entitled to receive cumulative dividends from the date of issuance of such shares, when and if declared by the BOD, at a per annum amount of $0.3144 per share payable in preference and prior to payment of any dividend on Series A, B and C convertible preferred stock and common stock.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Liquidation
      Upon liquidation, dissolution or winding up of the Company, the holders of Series F preferred stock were entitled to receive an amount equal to $7.86 per share plus accrued dividends prior and in preference to payments to holders of Series A, B, C, D, E and E-1 convertible preferred stock and common stock. The holders of Series E and E-1 preferred stock were entitled to receive an amount equal to $11.79 and $3.93, respectively, per share plus accrued dividends prior and in preference to payments to holders of Series A, B, C and D convertible preferred stock and common stock. The holders of Series D preferred stock were entitled to receive an amount equal to $3.93 per share plus accrued dividends prior and in preference to payments to holders of Series A, B and C convertible preferred stock and common stock. The holders of Series A, B and C were entitled to receive an amount equal to $2.70, $9.45 and $18.27 per share (adjusted to reflect stock dividends, stock splits, reverse stock splits and the like), respectively, plus any declared but unpaid dividends prior to and in preference to any distribution to the holders of common stock. If the Company’s legally available assets were insufficient to satisfy the Series A, B, and C liquidation preferences, then all assets would have been distributed ratably among the Series A, B and C stockholders in proportion to their full preferential amount due. The remaining assets, if any, were to be distributed to the holders of common stock.
      The acquisition of the Company by another entity in which the stockholders of the Company own 50% or less of the voting stock of the surviving company or the sale of substantially all of the assets of the Company was to be deemed a liquidation, dissolution, or winding up of the Company. As such, the convertible preferred stock was classified as mezzanine financing outside the stockholders’ deficit section on the balance sheet.

Conversion
      Each share of Series A, B, C, D, E, E-1 and F was convertible, at the option of the holder, at any time, according to a conversion rate determined by dividing the issuance price by the conversion price in effect at the time of the conversion, subject to adjustment for dilution. Each share of Series A, B, C, D, E, E-1, and F automatically converted into the number of shares of common stock into which such shares were convertible at the then effective conversion rate upon: (i) the closing of the public offering of common stock with gross proceeds of at least $20 million or (ii) the consent of the holders of 70% of Series E and E-1, 75% of Series F and 66 2/3% of Series A, B, C and D convertible preferred stock.
      All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering in November 2004.

Warrant for services
      In November 1999, the Company issued a warrant to purchase 3,386 shares of Series B convertible preferred stock at $9.45 per share for marketing expenses incurred. The warrant was fully vested and exercisable immediately and was net exercised in 2004.

Warrant with office lease
      In connection with leasing office space, in June 2000, the Company issued a warrant to the landlord to purchase 4,979 shares of Series C at $18.27 per share. The warrant was fully vested and exercisable immediately and expired in March 2004. The warrant was valued using the Black-Scholes pricing model and assumptions used were as follows: fair value of the underlying stock of $18.27; risk free interest rate of 5.75%; expected life of 4 years; no dividends during the term and volatility of 80%. The value of the warrant totaled $56,718 at the date of grant and was recorded as deferred rent expense. In connection with the lease termination in January 2002, the Company amortized the remaining deferred rent expense in the amount of $11,343 during the year ended December 31, 2002. At December 31, 2004, the warrant had not been exercised.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Warrants with equipment lease line
      In connection with closing a $2 million equipment leasing arrangement in August 2000, the Company issued warrants to purchase 3,284 and 6,349 shares of Series C at $18.27 and $9.45 per share, respectively. The warrants were fully vested and exercisable immediately and will expire in August 2010. These warrants were valued using the Black-Scholes pricing model and assumptions used were as follows: fair value of the underlying stock of $18.27 and $9.45, respectively; risk free interest rate of 5.75%; expected life of 10 years; no dividends during the term and volatility of 80%. The value of the warrants totaled $50,833 and $103,944, respectively, at the date of grant and was recorded as deferred interest expense. The amount was amortized over the life of the lease line. The related interest expense recorded for the years ended December 31, 2002, 2003 and 2004 totaled $17,100, $9,573, and $0, respectively. At December 31, 2004, the warrants had not been exercised.

Warrants for convertible notes
      In connection with interim financing provided by investors during 1999, the Company issued warrants to the investors to purchase 7,407 and 10,582 shares of Series A and Series B convertible preferred stock at $2.70 and $9.45 per share, respectively. The warrants expired in March and November 2003. These warrants were valued using the Black-Scholes pricing model and assumptions used were as follows: fair value of the underlying stock of $2.70 and $9.45 per share, respectively; risk free interest rate of 5.75%; expected life of 4 years; no dividends during the term and volatility of 60%. The fair value of the warrants issued totaled $61,620 at the date of grant and was recorded as interest expense during 1999.
      In connection with interim financing provided by investors during 2002, the Company issued warrants to purchase 582,061 shares of Series F convertible preferred stock at $3.93 per share. The warrants expire in October 2007. The warrants were valued using the Black-Scholes pricing model and assumptions used were as follows: fair value of the underlying stock of $3.93 per share; risk-free interest rate of 2.98%; expected life of 5 years; no dividends and volatility of 50%. The allocated value of the warrants totaled $790,133 at the date of grant and was recorded as interest expense during 2002. At December 31, 2004, the warrants had not been exercised.
      In December 2002, the Company issued warrants to purchase 1,370,474 shares of Series F convertible preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of convertible promissory notes. The warrants are immediately exercisable and expire five years from the date of grant. The Company estimated the allocated fair value of such warrants at $2,055,820 using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $3.93 per share; expected volatility of 50%, risk-free interest rate of 2.96%, expected life of 5 years, and no dividends. The value of the warrants was recorded as a debt discount and amortized as interest expense using the effective interest method over the estimated life of the notes, which was estimated to be 24 months. For the years ended December 31, 2002 and 2003, interest expense related to such warrants amounted to $31,454 and $411,986, respectively. The remaining unamortized balance in the amount of $1,504,661 was recorded as preferred stock in connection with the conversion of the convertible notes payable (See Note 5). At December 31, 2004, the warrants had not been exercised.
      In February 2003, the Company issued warrants to purchase 274,366 shares of Series F convertible preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of convertible promissory notes. The warrants are immediately exercisable and expire five years from the date of grant. The Company estimated the allocated fair value of such warrants at $408,782 using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $3.93 per share; expected volatility of 50%, risk-free interest rate of 2.87%, expected life of 5 years, and no dividends. The value of the warrants was recorded as a debt discount and amortized as interest expense using the effective interest method over the estimated life of the notes, which was estimated to be 24 months. For the year ended December 31, 2003, interest expense related to such warrants amounted to $59,295. The remaining unamortized balance in the

NOTES TO FINANCIAL STATEMENTS — (Continued)
amount of $349,487 was recorded as Preferred Stock in connection with the conversion of the convertible notes payable (See Note 5). At December 31, 2004, the warrants had not been exercised.
      Between February 2002 and April 2002, the Company issued warrants to purchase 4,465,391 shares of Series E-1 convertible preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of convertible promissory notes. The warrants are immediately exercisable and expire five years from the date of grant. In the event the Company meets certain profitability goals for six continuous months, the exercisability of one-half of these warrants terminates. The Company estimated the allocated fair value of such warrants at $1,987,705 using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $1.95 per share, expected volatility of 50%, risk-free interest rate ranging from 4.31% to 4.70%, expected life of 5 years, and no dividends. The value of the warrants was recorded as a debt discount and amortized as interest expense using the effective interest method over the estimated life of the notes, which was estimated to be 24 months. For the years ended December 31, 2002 and 2003, interest expense related to such warrants amounted to $621,350 and $463,671, respectively. The remaining unamortized balance in the amount of $814,939 was recorded to preferred stock in connection with the conversion of the convertible notes payable (See Note 5). At December 31, 2004, warrants to purchase 2,177,553 shares of E-1 convertible preferred stock had been exercised and warrants to acquire 65,682 shares of E-1 convertible preferred stock had been net exercised.
      At December 31, 2004, 4,811,067 common stock warrants remained outstanding and exercisable under the above arrangements.

8.	PREFERRED AND COMMON STOCK
      The Company’s Certificate of Incorporation, as amended on November 15, 2004, authorizes the Company to issue 5,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock. As of December 31, 2004, no shares of preferred stock were issued or outstanding.

Common stock warrants
      In April 2003, the Company issued a warrant to purchase 19,083 shares of common stock at $0.99 per share for consulting services. The warrant was fully vested and exercisable immediately. The warrant expires in October 2012. The value of the warrant was not material. At December 31, 2004, the warrant had not been exercised.

9.	STOCK OPTION PLANS
      In February 1999, the BOD approved and the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1999 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. The Company has authorized and reserved 3,361,957 shares of common stock for issuance under the 1999 Plan; at December 31, 2004, 255,546 shares have been exercised.
      In August 2004, the BOD approved and the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2004 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. The Company has authorized and reserved 1,000,000 shares of common stock for issuance under the 2004 Plan; at December 31, 2004, no shares have been exercised or cancelled.
      Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Plan were made available under the 2004 Plan, and any shares that would have otherwise returned to the

NOTES TO FINANCIAL STATEMENTS — (Continued)
1999 Plan will be made available for issuance under the 2004 Plan. The 1999 Plan will continue to govern awards granted there under prior to the Company’s initial public offering.
      The number of shares reserved for issuance under the 2004 Plan will be increased by the number of shares which have been reserved but not issued under the 1999 Plan, any shares returned to the 1999 Plan, and an annual increase to be added on the first day of our fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the Board.
      Options under the 1999 and 2004 Plans may be granted at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the BOD, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.
      Stock option activity was as follows:

			Weighted
	Options	Number of	Average
	Available for	Options	Exercise
	Grant	Outstanding	Price

Balance at December 31, 2001	557,036	906,990	$1.20
Increase in authorized shares	866,666
Options granted	(1,397,682)	1,397,682	$0.99
Options canceled	146,847	(146,847)	$1.53
Options exercised		(9,697)	$0.69

Balance at December 31, 2002	172,867	2,148,128	$1.05
Increase in authorized shares	200,000
Options granted	(313,737)	313,737	$1.92
Options canceled	184,559	(184,559)	$1.26
Options exercised		(14,364)	$0.66

Balance at December 31, 2003	243,689	2,262,942	$1.14
Increase in authorized shares	1,750,000
Options granted	(1,527,936)	1,527,936	$11.28
Options canceled	219,960	(219,960)	$2.39
Options exercised		(150,191)	$1.18

Balance at December 31, 2004	685,713	3,420,727	$5.59

NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2004:

				Options Vested and
	Options Outstanding at			Exercisable at
	December 31, 2004			December 31, 2004

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Option
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

$0.30	4,125	4.6	$0.30	4,125	$0.30
$0.99	1,708,648	6.9	$0.99	1,303,532	$0.99
$1.20	—	—	$1.20	—	$1.20
$1.50	79,322	8.3	$1.50	35,506	$1.50
$2.25	102,690	8.8	$2.25	35,549	$2.25
$2.40	16,415	5.0	$2.40	16,415	$2.40
$3.60	1,832	5.1	$3.60	1,832	$3.60
$5.25	1,666	5.4	$5.25	1,666	$5.25
$6.00	113,395	8.7	$6.00	16,535	$6.00
$7.50	511,664	9.2	$7.50	91,767	$7.50
$9.00	106,633	9.3	$9.00	1,909	$9.00
$10.50	94,769	9.5	$10.50	1,268	$10.50
$11.25	124,217	9.7	$11.25	754	$11.25
$16.50	555,351	10.0	$16.50	375	$16.50

	3,420,727	8.2	$5.59	1,511,233	$1.53

      During the years ended December 31, 2002, 2003, and 2004, the Company recorded $0, $259,516 and $430,397, respectively, of deferred stock-based compensation for the excess of the fair value of common stock over the exercise price at the date of grant related to stock options granted to employees. The Company amortized $83,868, $85,458 and 158,935 to compensation expense in the years ended December 31, 2002, 2003 and 2004 respectively. During the twelve month period ended December 31, 2004, the Company granted stock options with exercise prices as follows:

				Weighted-
	Number	Weighted-	Weighted-	Average
	of Options	Average	Average	Intrinsic
	Granted	Exercise	Fair Value	Value per
Grants Made During Quarter Ended	(000s)	Price	per Share	Share

March 31, 2004	507	$7.17	$7.89	$0.72
June 30, 2004	340	$8.85	$9.06	$0.21
September 30, 2004	86	$11.25	$11.25	$—
December 31, 2004	595	$16.15	$16.15	$—
      The intrinsic value per share is being recognized as compensation expense on a straight line basis over the applicable vesting period (which equals the service period). The fair value of the common stock for options granted prior to the Company’s initial public offering was retrospectively estimated by the board of directors, with input from management. The fair value of the common stock for options granted following the Company’s initial public offering was the closing price of the Company’s common stock on the Nasdaq National Market on the date of the grant.

Stock option exchange program
      On August 1, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees had the opportunity to cancel the outstanding stock options

NOTES TO FINANCIAL STATEMENTS — (Continued)
previously granted to them under the Plan in exchange for an equal number of new options to be granted at a future date, at least six months and a day from the cancellation date, which was August 29, 2001. A total of 280,483 options were cancelled in connection with the option exchange. The exercise price of the new options was equal to the fair value of the Company’s common stock at the date of the new grant, which was on March 4, 2002. The Company granted stock options to purchase 224,217 shares of the Company’s common stock on March 4, 2002 at an exercise price of $0.99 per share. Of the 280,483 options cancelled, 56,267 options were not re-granted due to employee terminations.

10.	EMPLOYEE BENEFIT PLAN
      The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The Company is not required to contribute to the plan and has made no such contributions through December 31, 2004.

11.	UNAUDITED QUARTERLY FINANCIAL DATA
      The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2004. This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	First	Second	Third	Fourth
Year Ended December 31, 2003	Quarter	Quarter	Quarter	Quarter	Total

Net transaction revenues	$5,319,584	$8,325,188	$9,969,350	$9,064,772	$32,678,894
Income (loss) from operations	(2,099,180)	(868,019)	441,376	134,824	(2,390,999)
Net income (loss)	(2,976,977)	(2,225,560)	445,898	173,471	(4,583,168)
Net income (loss) available to common shareholders	(3,134,678)	(2,383,265)	—	—	(5,213,968)
Net income (loss) per share:
Basic	$(2.15)	$(1.64)	$—	$—	$(3.57)
Diluted	$(2.15)	$(1.64)	$—	$—	$(3.57)
Weighted average common shares outstanding:
Basic	1,454,687	1,455,248	1,457,835	1,468,322	1,459,058
Diluted	1,454,687	1,455,248	1,457,835	1,468,322	1,459,058

	First	Second	Third	Fourth
Year Ended December 31, 2004	Quarter	Quarter	Quarter	Quarter	Total

Net transaction revenues	$10,659,743	$15,902,490	$17,107,793	$17,078,969	$60,748,995
Income (loss) from operations	(126,753)	1,167,863	1,207,083	614,808	2,863,001
Net income (loss)	(114,741)	1,157,124	1,254,077	887,827	3,184,287
Net income (loss) available to common shareholders	(272,008)	—	—	128,567	—
Net income (loss) per share:
Basic	$(0.19)	$—	$—	$0.01	$—
Diluted	$(0.19)	$—	$—	$0.01	$—
Weighted average common shares outstanding:
Basic	1,469,304	1,498,596	1,562,552	10,705,953	3,798,097
Diluted	1,469,304	1,498,596	1,562,552	16,440,403	3,798,097

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:
      Not applicable.

Item 9A.	Controls and Procedures:
      (a) Disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to ensure information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosures are appropriate. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions
      (b) Changes in internal control over financial reporting. In the fourth quarter of 2004, we continued our assessment of our internal controls to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We accordingly made changes to our internal controls, primarily with respect to better documentation and enhanced controls. We believe the changes made during the fourth quarter of 2004 did not, individually or in the aggregate, have a material effect on, and are not reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information:
      Not applicable.
PART III

Item 10.	Directors and Executive Officers:
Executive officers
      The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report. That information can be found under the caption, “Executive Officers.”
Directors
      The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption, “Directors” and, regarding our audit committee financial expert, in the second sentence under the caption, “Board committees — Audit Committee.”

Section 16(a) beneficial ownership reporting compliance
      The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of ethics
      Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Controller. The Code is available on our website at www.ziprealty.com under “Investor Relations — Corporate Governance — Governance Documents.” We intend to disclose any amendment to or waiver from a provision of the Code with respect to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and Controller, including the name of the officer to whom the waiver was granted, on our website as set forth above.

Item 11.	Executive Compensation:
      The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders under the captions, “Director compensation,” “Executive compensation,” “Change of control arrangements” and “Compensation committee interlocks and insider participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
      The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.”
      The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to Item 5 of this report. That information can be found under the caption, “Equity compensation plan information.”

Item 13.	Certain Relationships and Related Transactions:
      The information required by this item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders.”

Item 14.	Principal Accountant Fees and Services:
      The information required by this item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption, “Proposal 2 — Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules:
      (a) Documents filed with this report:
      1. Financial Statements.
      The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

•	Report of independent registered public accounting firm

•	Balance Sheets at December 31, 2004 and 2003

•	Statements of Operations for the years ended December 31, 2004, 2003 and 2002

•	Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

•	Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

•	Notes Financial Statements.
      2. Financial Statement Schedule
      Schedule II-Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2004.
      The following financial statement schedule of ZipRealty, Inc. for each of the past three years in the period ended December 31, 2004 should be read in conjuction with the Financial Statements of ZipRealty, Inc.
Schedule II — Valuation and Qualifying Accounts
Deferred Tax Asset Valuation Allowance

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions	Year

Fiscal year ended December 31, 2002	$12,977,451	$5,263,412	$—	$18,240,863
Fiscal year ended December 31, 2003	18,240,863	1,640,766	—	19,881,629
Fiscal year ended December 31, 2004	19,881,629	—	1,671,632	18,209,997
      All other financial statement schedules have been omitted because they are not applicable or are not required, or because the required information is included in the Financial Statements and Notes thereto which are included herein.
      3. Exhibits.
      The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ Gary M. Beasley

Gary M. Beasley
Executive Vice President and
Chief Financial Officer
Date: March 28, 2005
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric A. Danziger and Gary M. Beasley, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric A. Danziger Eric A. Danziger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2005

/s/ Gary M. Beasley Gary M. Beasley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2005

/s/ David A. Rector David A. Rector	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2005

/s/ W. Scott Kucirek W. Scott Kucirek	Director	March 28, 2005

/s/ Ronald C. Brown Ronald C. Brown	Director	March 28, 2005

/s/ Marc L. Cellier Marc L. Cellier	Director	March 28, 2005

/s/ Matthew E. Crisp Matthew E. Crisp	Director	March 28, 2005

Name	Title	Date

/s/ Robert C. Kagle Robert C. Kagle	Director	March 28, 2005

/s/ Stanley M. Koonce, Jr. Stanley M. Koonce, Jr.	Director	March 28, 2005

/s/ Juan F. Mini Juan F. Mini	Director	March 28, 2005

/s/ Donald F. Wood Donald F. Wood	Director	March 28, 2005

Exhibit Index

Exhibit
Number		Description

1	.1(1)	Form of Underwriting Agreement

3	.1(a)(1)	Amended and Restated Certificate of Incorporation

3	.2(a)(1)	Bylaws

4	.1(1)	Form of Common Stock Certificate

10	.1(1)*	Form of Director and Executive Officer Indemnification Agreement

10	.2(1)*	1999 Stock Option Plan

10	.3(1)*	2004 Equity Incentive Plan

10	.3(a)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan

10	.4(1)*	Form of Change of Control Agreement

10	.5(1)	Fifth Amended and Restated Investors’ Rights Agreement dated December 17, 2002

10	.6(1)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10	.6(a)(1)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10	.7(1)*	Employment offer letter between the Registrant and Eric A. Danziger dated April 27, 2001

10	.8(1)	Form of Primary Warrant to purchase shares of Series E-1 Preferred Stock

10	.9(1)	Form of Secondary Warrant to purchase shares of Series E-1 Preferred Stock

10	.10(1)	Form of Warrant to purchase shares of Series F Preferred Stock

10	.11*	Director Compensation Policy

10	.12*	Summary of Compensation for Named Executive Officers

23.1		Consent of independent registered public accounting firm

24.1		Power of Attorney (see signature page)

31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2		Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.