Form 10-Q
period 2005-03-31
ZIPREALTY INC
filed 2005-05-13
CIK 1142512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31376

ZIPREALTY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer identification number)

2000 POWELL STEET, SUITE 1555
EMERYVILLE, CA	94608
(Address of principal executive offices)	(Zip Code)

(510) 735-2600
(Registrant’s telephone number)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     We had 19,911,765 shares of common stock outstanding at May 1, 2005.

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

➢	our future financial results;

➢	our future growth and expansion into new markets;

➢	our future advertising and marketing activities; and

➢	our future investment in technology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 2 of Part I. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report.

Trademarks

“ZipRealty, ” “ZipAgent” and “ZipNotify” are our registered trademarks in the United States. Our pending trademarks appearing in this report include “Your home is where our heart is” and “ZipAgent Platform.” “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

Internet Site

Our Internet address is www.ziprealty.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our website is not a part of this report.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements:

UNAUDITED CONDENSED BALANCE SHEETS (In thousands)

	March 31,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$7,142	$11,525
Short-term investments	75,757	71,972
Accounts receivable, net of allowance of $39 and $29 at March 31, 2005 and December 31, 2004, respectively	1,579	1,089
Prepaid expenses and other current assets	2,161	2,102

Total current assets	86,639	86,688
Restricted cash	190	190
Property and equipment, net	1,468	1,236
Other assets	12	12

Total assets	$88,309	$88,126

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$817	$1,478
Accrued expenses	4,766	4,287

Total current liabilities	5,583	5,765
Other long-term liabilities	74	90

Total liabilities	5,657	5,855

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 19,895 and 19,880 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	20	20
Additional paid-in capital	128,588	128,555
Common stock warrants	6,369	6,369
Deferred stock-based compensation	(390)	(438)
Accumulated other comprehensive income (loss)	(467)	(105)
Accumulated deficit	(51,468)	(52,130)

Total stockholders’ equity	82,652	82,271

Total liabilities and stockholders’ equity	$88,309	$88,126

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Three months ended March 31,
	2005	2004
Net transaction revenues	$17,318	$10,660
Referral and other revenues	500	239

Net revenues	17,818	10,899

Operating expenses
Cost of revenues	10,063	6,093
Product development	593	447
Marketing and business development	2,806	1,660
General and administrative	4,239	2,788
Stock-based compensation	35	38

Total operating expenses	17,736	11,026

Income (loss) from operations	82	(127)

Other income (expense), net
Interest income	600	17
Other income (expense), net	(1)	(5)

Total other income (expense), net	599	12

Income (loss) before income taxes	681	(115)
Provision for income taxes	19	—

Net income (loss)	$662	$(115)

Cumulative preferred stock dividends	$—	$157
Amount allocated to participating preferred stockholders	—	—

Net income (loss) available to common stockholders	$662	$(272)

Net income (loss) per share:
Basic	$0.03	$(0.19)
Diluted	$0.03	$(0.19)
Weighted average common shares outstanding:
Basic	19,885	1,469
Diluted	25,711	1,469
Stock-based compensation can be allocated to the following:
Cost of revenues	$10	$13
Product development	1	4
Marketing and business development	1	3
General and administrative	23	18

Total stock-based compensation	$35	$38

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$662	$(115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	286	170
Amortization of deferred stock-based compensation	35	38
Amortization of short-term investment premium	190	—
Changes in operating assets and liabilities
Accounts receivable, net	(490)	(551)
Prepaid expenses and other current assets	(59)	(112)
Other assets	—	—
Accounts payable	(661)	2
Accrued expenses	480	964
Other long-term liabilities	(16)	(10)

Net cash provided by operating activities	427	386

Cash flows from investing activities
Purchases of short-term investments	(5,052)	—
Purchases of property and equipment	(518)	(456)
Proceeds from sale of short-term investments	715	—

Net cash used in investing activities	(4,855)	(456)

Cash flows from financing activities
Proceeds from stock option exercises	39	2
Proceeds from common stock warrant exercises	6	—

Net cash provided by financing activities	45	2

Net decrease in cash and cash equivalents	(4,383)	(68)

Cash and cash equivalents at beginning of period	11,525	10,357

Cash and cash equivalents at end of period	$7,142	$10,289

Supplemental cash flow information

Non-cash investing and financing activities
Deferred stock-based compensation	$—	$363
Recapture of deferred stock-based compensation upon employee terminations	$12	$37
Unrealized loss on available-for-sale securities	$(362)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim balance sheet as of March 31, 2005, the statements of operations and cash flows for the three months ended March 31, 2005 and 2004, together with the related notes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U. S. Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005, or any other period. The balance sheet at December 31, 2004 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

The aggregate purchase price of the offering was $68,022,500. The net offering proceeds received by the Company after deducting total estimated expenses were $61,402,757. The Company incurred total estimated expenses in connection with the offering of $6,619,743, which consisted of $1,795,943 in legal, accounting and printing fees, $4,761,575 in underwriters’ discounts, fees and commissions, and $62,225 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of the Company’s directors, officers or their associates, (ii) any person owning 10% or more of any class of the Company’s equity securities or (iii) any of the Company’s affiliates.

Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at March 31, 2005 and December 31, 2004, there were no shares of outstanding redeemable convertible preferred stock.

All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the first closing of the Company’s initial public offering.

Seasonality

The Company’s net transaction revenues and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to home sales activity and listings inventories. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended March 31, 2004 and 2003 accounted for approximately 17.5% and 16.3% of annual net transaction revenues in 2004 and 2003, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123 (R)”). The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash for annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is in the process of evaluating the requirements under SFAS No. 123 (R) including which fair value model and transition method to select and expects the adoption could potentially have a significant adverse impact on the statement of operations and net income per share.

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

3. NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and dilutive net income (loss) per share for the period indicated:

	Three Months ended March 31,
	2005	2004
	(in thousands, except per share data)
Numerator:
Net income (loss)	$662	$(115)
Cumulative preferred stock dividends	—	157
Amount allocated to participating preferred stockholders	—	—

Net income (loss) available to common stockholders (for basic and dilutive EPS computations)	$662	$(272)

Denominator:
Weighted average common shares outstanding used to compute EPS:
Basic	19,885	1,469
Diluted	25,711	1,469
Net income (loss) per share:
Basic	$0.03	$(0.19)
Diluted	$0.03	$(0.19)

The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Stock options to purchase common stock	551	2,667
Participating convertible preferred stock	—	10,805
Warrants to purchase preferred and common stock	3	7,058

4. STOCK BASED COMPENSATION

The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25 (“FIN 44”) and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure (“SFAS No. 148”). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortizes deferred stock-based compensation using the straight-line method. Deferred stock-based compensation is recorded to stock-based compensation.

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

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income (loss) as reported	$662	$(272)
Add: Stock-based compensation expense included in reported net income (loss)	35	38
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(285)	(63)

Pro forma net income (loss)	$412	$(297)

Net income (loss) per share, as reported:
Basic	$0.03	$(0.19)
Diluted	$0.03	$(0.19)
Proforma income (loss) per share:
Basic	$0.02	$(0.20)
Diluted	$0.02	$(0.20)

The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected volatility	33.03%	0	%(1)
Risk-free interest rate.	4.14%	2.51-2.67%
Expected life	4 years	4 years
Expected dividend yield.	0%	0%

(1)	The Company was a private company and, therefore, used the minimum value method, under which volatility is not considered, until the initial Form S-1 was filed on May 20, 2004.

The per share weighted average fair value of options granted during the three months ended March 31, 2005 and 2004 was $4.74 and $1.40, respectively.

Because options vest over several years and additional option grants are expected to be made in future years, the above pro forma results are not necessarily representative of the pro forma results for future years.

The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options, requires judgment by management on a number of assumptions, including the fair value of the underlying instrument prior to the filing of the registration statement for an initial public offering, estimated lives of the outstanding instruments, and the instrument’s volatility prior to the filing of the registration statement for an initial public offering. Changes in key assumptions will impact the valuation of such instruments.

5. SHORT-TERM INVESTMENTS

At March 31, 2005 short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market securities	$2,396	$—	$—	$2,396
Repurchase agreements	6,293	—	(11)	6,282
Asset backed	10,120	—	(31)	10,089
Corporate obligations	31,126	—	(224)	30,902
US Government and agency obligations	33,431	3	(204)	33,230

Total short-term investments	$83,366	$3	$(470)	$82,899

March 31,
2005
(in thousands)
Recorded as:
Cash equivalents	$7,142
Short-term investments	75,757

$82,899

At March 31, 2005, the Company’s unrealized losses on investments were all in loss positions for less than 12 months.

The estimated fair value of short-term investments classified by date of contractual maturity at March 31, 2005 are as follows:

March 31,
2005
(in thousands)
Due within one year or less	$43,561
Due after one year through two years	34,347
Due after two years through three years	4,991

$82,899

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$662	$(115)
Other comprehensive income (loss):
Change in accumulated unrealized loss on available-for-sale securities, net	(362)	—

Comprehensive incomes (loss)	$300	$(115)

7. COMMITMENTS AND CONTIGENCIES

The Company leases office space under noncancelable operating leases with various expiration dates through March 2008.

Future minimum lease payments under noncancelable operating leases at March 31, 2005 are as follows, in thousands:

Operating leases
Year ending December 31,
2005	530
2006	723
2007	143
2008	20

Total minimum lease payments	$1,416

Legal Proceedings

The Company is not currently subject to any material legal proceedings. From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on the business or financial results.

Indemnifications

The Company has entered into various indemnification agreements in the ordinary course of our business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless and reimburse the indemnified parties, which include certain of the Company’s service providers as well as others, in connection with certain occurrences. In addition, the Company’s charter documents require the Company to provide indemnification rights to the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law, and permit the Company to provide indemnification rights to Company’s other employees and agents, for certain events that occur while these persons are serving in these capacities. The Company has also entered into indemnification agreements with each of the Company’s directors and officers. Further, the underwriting agreement for the Company’s initial public offering requires the Company to indemnify the Company’s underwriters and certain of their affiliates and agents for certain liabilities arising from the Company’s offering and the related registration statement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

Our net revenues are comprised primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate or commission discount, if any, paid to our clients. We also receive revenues from certain co-marketing arrangements, such as our relationship with E-LOAN, Inc., which provides the mortgage center on our website and pays us a flat monthly fee that is established on a periodic basis. Generally, non-commission revenues represent less than 5% of our net revenues during any period. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction.

We were founded in 1999, currently have operations in 13 major metropolitan areas, and as of March 31, 2005 employed 1,124 people, of whom 983 were ZipAgents. We commenced operations in Las Vegas in April 2005, have announced plans to open Houston, and plan to open one additional market later in the year.

Trends in our business

Our business has experienced rapid growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In the three months ended March 31, 2005 we generated $17.8 million in net revenues, compared to $10.9 million in the three months ended March 31, 2004. The number of our closed transactions increased to approximately 2,343 in the three months ended March 31, 2005 from approximately 1,600 in the three months ended March 31, 2004, and our average net revenue per transaction increased to approximately $7,391 in the three months ended March 31, 2005 from $6,662 in the three months ended March 31, 2004. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 983 at March 31, 2005 from 547 at March 31, 2004. Our average net revenue per transaction increased over this time primarily as a result of increasing home prices and a reduction in our rebate paid to buyers. As we add additional ZipAgents, we believe we will continue to increase our transaction volume and grow our business. Historically, we have maintained our agent productivity in excess of the industry average as we have added ZipAgents, and we expect to continue to do so in the future. In order to help agents become productive more quickly, we intend to hire agents who already work for competing brokerage firms in our existing markets. By hiring those established agents who we anticipate will be successful within our business model, we believe we can increase our transaction volume without materially diluting the number of potential transactions per agent allowing us to further increase our market share. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is significant opportunity to increase our market share and grow our revenues, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors. However, we anticipate the pace of our growth in percentage terms to slow as our company increases in size.

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

We have lowered our buyer rebate percentage several times to improve our revenue model. In March 2004, we reduced our buyer rebate to 20% of our commission from 25% of our commission, up to a maximum of 1% of the home sales price. The effect of the buyer rebate reduction was recognized over a phase-in period of approximately two to four months as the reduction only affected new clients immediately while existing clients continued under the prior rebate policy for transactions already in progress and for transactions opened within a short period after the reduction was announced. We implemented these buyer rebate percentage reductions for several reasons, including our determination that our growing reputation for service allowed us not to compete solely on price, our efforts to improve our revenue model and agent compensation model, and our desire to offer a simplified rebate structure to our clients.

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

Market seasonality, cyclicality and interest rate influences

The residential real estate brokerage market is influenced both by annual seasonality factors, as well as by overall economic cycles. While individual markets vary, transaction volume activity nationally tends to progressively increase from January through the summer months, then gradually slows over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. While we believe that seasonality has been somewhat masked by our overall growth, we have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day. Net transaction revenues during the three months ended March 31, 2004 and 2003 accounted for approximately 17.5% and 16.3% of annual net transaction revenues in 2004 and 2003, respectively.

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

Deferred stock-based compensation

We account for employee stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize deferred stock-based compensation using the straight-line method over the vesting period. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Effective with annual periods beginning after June 15, 2005, we will account for employee stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard No.123 (Revised 2004), Share-Based Payment which requires companies to expense the value of employee stock options and similar awards..

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

For options granted after our initial public offering, the fair value of our common stock is the closing price of our stock on the Nasdaq National Market on the date the option was granted. For options which were granted prior to our initial public offering, the deemed fair value of our common stock was determined by our board of directors, with input from management, utilizing the market approach, considering a number of factors, including, but not limited to:

➢	comparable values of similar companies and the pricing of recent rounds of financing;

➢	revenue growth and profitability milestones achieved and as measured to budget;

➢	continued growth in experience of our management team;

➢	marketplace activity and competition;

➢	barriers to entry; and

➢	status of capital markets.

We recorded deferred stock-based compensation of $0 and $363,000 and amortization of such deferred compensation of approximately $35,000 and $38,000 in the three months ended March 31, 2005 and 2004, respectively. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.

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

We have recorded a full valuation allowance against our deferred tax assets at March 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will reduce or eliminate the valuation allowance and will record a significant benefit to our results of operations. We have incurred annual losses for both financial and income tax reporting purposes since inception through December 31, 2003. Although we generated net income for the year ended December 31, 2004, uncertainty still remains as to the realizability of our net deferred tax assets. In the event we were to determine that we would be able to realize all of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations:

	Three months ended
	March 31,
	2005	2004
	(in thousands, except per
Statements of operations data	share data)
Net transaction revenues	$17,318	$10,660
Referral and other revenues	500	239

Net revenues	17,818	10,899

Operating expenses:
Cost of revenues	10,063	6,093
Product development	593	447
Marketing and business development	2,806	1,660
General and administrative	4,239	2,788
Stock-based compensation	35	38

Total operating expenses	17,736	11,026

Income (loss) from operations	82	(127)

Other income (expense):
Interest income	600	17
Other income (expense), net	(1)	(5)

Total other income (expense), net	599	12

Income (loss) before income taxes	681	(115)
Provision for income taxes	19	—

Net income (loss)	$662	$(115)

Cumulative preferred stock dividends	$—	$157
Amount allocated to participating preferred shares	—	—

Net income (loss) available to common stockholders	$662	$(272)

Net income (loss) per share:
Basic	$0.03	$(0.19)
Diluted	$0.03	$(0.19)
Weighted average common shares outstanding:
Basic	19,885	1,469
Diluted	25,711	1,469

Net income (loss) available to common stockholders reflects the effect of cumulative and non-cumulative dividends on the Company’s redeemable convertible preferred stock which all converted to common stock upon the closing of the Company’s initial public offering on November 15, 2004. No dividend was ever declared or paid by the Company, and all rights to such dividends terminated on the date of the Company’s initial public offering.

The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended
	March 31,
Statements of operations data	2005	2004
Net transaction revenues	97.2%	97.8%
Referral and other revenues	2.8	2.2

Net revenues	100.0	100.0

Operating expenses:
Cost of revenues	56.5	55.9
Product development	3.3	4.1
Marketing and business development	15.7	15.2
General and administrative	23.8	25.6
Stock-based compensation	0.2	0.3

Total operating expenses	99.5	101.1

Income (loss) from operations	0.5	(1.1)

Other income (expense):
Interest income	3.4	0.2
Other income (expense)	—	—

Total other income (expense), net	3.4	0.2

Income (loss) before income taxes	3.9	(0.9)
Provision for income taxes	0.1	—
Net income (loss)	3.8%	(0.9)%

	Three Months Ended
	March 31,
Other operating data	2005	2004
Number of ZipAgents at end of period	983	547
Total value of real estate transactions closed during period (in billions)	$0.8	$0.5
Number of transactions closed during period (1)	2,343	1,600
Average net revenue per transaction during period (2)	$7,391	$6,662

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Comparison of the three months ended March 31, 2005 and 2004

Net revenues

	Three Months Ended
	March 31,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
Net revenues	$17,818	$10,899	$6,919	63.5%

The substantial increase in our net revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to increased transaction volume and an increase in average net revenue per transaction. Transaction volume increased by 46% and contributed $5.0 million resulting from 2,343 transactions closed in the three months ended March 31, 2005 compared to 1,600 transactions closed in the three months ended March 31, 2004. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. We had 983 ZipAgents at March 31, 2005 compared to 547 at March 31, 2004. Average net revenue per transaction increased by 11% and contributed $1.7 million resulting primarily from representing buyers and sellers in transactions for higher priced homes in the three months ended March 31, 2005 and as a result of a consumer rebate reduction. Of the 11% increase in average net revenue per transaction, approximately 3% and $0.5 million were due to higher home prices, and 8% and $1.2 million were due to our consumer rebate reductions. In March 2004, we lowered the rebate from 25% to 20%; the phase in of this reduction was completed by the end of the second quarter of 2004. We anticipate average net revenue per transaction to remain relatively flat in 2005 as we anticipate the rate of price inflation in existing home sales to slow down relative to recent levels and we continue to grow on presence in markets of various price points around the country. The increase in referral and other revenues was not significant.

We expect that the overall market for our services will continue to improve in 2005 as we expand our force of ZipAgents in existing markets and expand into new markets.

Cost of revenues

	Three Months Ended
	March 31,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
Cost of revenues	$10,063	$6,093	$3,970	65.1%

Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

The increase in cost of revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due primarily to an increase in commissions, related payroll costs and expense allowances of approximately $3.9 million related to our growth in net transaction revenues. As a percentage of net revenues, cost of revenues for the same periods increased by 0.6 percentage points due primarily to the mix of commission splits earned by our ZipAgents.

We expect our cost of revenues to increase in 2005 in absolute dollars as we continue to grow our business, but to remain relatively consistent as a percentage of net revenues.

Product development

	Three Months Ended
	March 31,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
Product development	$593	$447	$146	32.8%

Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.

The increase in product development expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.1 million. As a percentage of net revenues, product development expenses decreased 0.8 percentage points for the same periods due primarily to the growth in our net revenues.

We expect our product development expenses to increase in 2005 in absolute dollars as we continue to grow our business but to remain relatively consistent as a percentage of net revenues.

Marketing and business development

	Three Months Ended
	March 31,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
Marketing and business development	$2,806	$1,660	$1,146	69.0%

Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.

The increase in marketing and business development expenses in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $1.0 million necessary to support the increase in the number of ZipAgents and an increase of approximately $0.1 million in advertising. As a percentage of net revenues, marketing and business development expenses for the same periods increased 0.5 percentage points in the period due primarily to increase cost of customer leads.

We expect our marketing and business development expenses to increase in 2005 in absolute dollars, and to modestly increase as a percentage of net revenues, as we acquire more leads for our expanding ZipAgent force and potentially expand offline marketing and advertising campaigns to enhance our brand and expand geographically.

General and administrative

	Three Months Ended
	March 31,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
General and administrative	$4,239	$2,788	$1,451	52.0%

General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.

The increase in general and administrative expenses in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due to growth in our business and additional costs incurred with being a public company, and consisted primarily of approximately $ 0.3 million related to increased salaries and benefits, $0.1 million of related operating costs for our additional management and support personnel in our district sales offices and approximately $0.1 million related to recruiting and training our expanding ZipAgent force. Additionally corporate office expenses increased for the same periods due to approximately $0.3 million of salaries and benefits, $0.2 million of operating costs and approximately $0.2 million of outside accounting and other professional costs. As a percentage of net revenues, general and administrative expenses decreased 1.8 percentage points for the same periods due primarily to the significant growth in our net revenues.

As we expand our business and incur additional costs associated with being a public company, we expect our general and administrative expenses to increase in absolute dollars but to decrease as a percentage of net revenues.

Stock-based compensation

	Three Months Ended
	March 31,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
Stock-based compensation	$35	$38	$(3)	(6.8%)

We record deferred employee stock-based compensation for the excess of the estimated fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. We amortize deferred stock-based compensation expense over the vesting periods of the individual options on the straight-line method. Outstanding options will continue to vest over future periods as long as the optionee continues in service to us. At March 31, 2005, we had approximately $0.4 million in deferred employee stock-based compensation on our balance sheet.

Future compensation expense from options granted through March 31, 2005 is estimated to be approximately $0.2 million in the remainder of 2005, $0.1 million in 2006 and $0.1 million in 2007. These amounts may decrease if stock options for which deferred stock-based expense has been recorded are forfeited through cancellation or repurchase prior to vesting. These amounts will increase in annual periods beginning after June 15, 2005 when we will begin accounting for employee stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard No.123 (Revised 2004), Share-Based Payment which requires companies to expense the value of employee stock options and similar awards.

Interest income

	Three Months Ended
	March 31,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
Interest income	$600	$17	$583	3,460.0%

Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due primarily to interest earned on investing the proceeds from our initial public offering in November, 2004.

Other income (expense), net

	Three Months Ended
	March 31,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
Other income (expense), net	$(1)	$(5)	($4)	(70.5%)

Other income (expense), net consists of non-operating items, which have not been significant to date.

Provision for income taxes

	Three Months Ended
	March 31,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
Provision for income taxes	$19	$—	$19	100.0%

We recorded a provision for income taxes in the three months ended March 31, 2005 attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned in 2005 under current tax regulations. In the three months ended March 31,2004, no provision for income taxes was recorded due to our net loss position. At March 31, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering in November 2004, we funded our operations primarily through the sale of preferred stock and convertible notes, which provided us with aggregate net proceeds of approximately $65.8 million. In November 2004, we completed our initial public offering, which raised net proceeds, after underwriting discounts, commissions and expenses, of approximately $61.4 million.

As of March 31, 2005, we had cash, cash equivalents and short-term investments of $82.9 million and had no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities generated cash in the amount of $0.4 million and $0.4 million in the three months ended March 31, 2005 and 2004, respectively. Net changes in working capital were due primarily to growth in our business. Our primary source of operating cash flow is the collection of our commission income from escrow companies or similar intermediaries in the real estate transaction closing process. Due to the structure of our commission arrangements, our accounts receivable are converted to cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues. Our operating cash flows will be impacted in the future by the timing of payments to our vendors for accounts payable, which are generally paid within the invoice terms and conditions. Our cash outflows are also impacted by the timing of the payment of our accrued liabilities relating to commissions and related compensation costs and client acquisition costs.

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

Investing activities

Our investing activities used cash in the amount of $4.9 million and $0.5 million in the three months ended March 31, 2005 and 2004, respectively. Uses of cash for investing activities were primarily related to purchases and sales of property and equipment, changes in restricted cash collateralizing our office lease and purchases of short-term investments.

We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.

Currently, we expect our remaining 2005 capital expenditures to be approximately $1.5 million, with approximately $0.5 million to be spent in the second quarter of 2005, principally to increase server capacity and to outfit localized agent training facilities as we move from centralized to field training. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided insignificant cash in the three months ended March 31, 2005 and 2004. Sources of cash from financing activities primarily represented proceeds from common stock warrant and common stock option exercises.

As of March 31, 2005, we had warrants outstanding for the purchase of an aggregate of 4,809,655 shares of our common stock at a weighted average exercise price of $3.94 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space and equipment under non-cancelable operating leases with various expiration dates through March 2008. The following table provides summary information concerning our future contractual obligations and commitments at March 31, 2005.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)
Operating lease commitments	$708	$708	$—	$—	$1,416

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123 (R)”). The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash for annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 4 to the unaudited condensed financial statements for the proforma net income (loss) and net income (loss) per share for the three months ended March 31, 2005 and the three months ended March 31, 2004, as if we used a fair-value-based method similar to the methods required under SFAS No. 123 (R) to measure compensation expense for employee stock incentive awards. The Company is in the process of evaluating the requirements under SFAS No. 123 (R) including which fair value model and transition method to select and expects the adoption could potentially have a significant adverse impact on the statement of operations and net income per share.

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

RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

We have been profitable in only six quarters and may incur losses in the future, and our limited operating history makes our future financial performance difficult to assess.

We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at March 31, 2005 had an accumulated deficit of $51.5 million. While we were profitable in the third and fourth quarters of 2003, the second, third and fourth quarters of 2004 and the first quarter of 2005, we may not be profitable in future quarters or on an annual basis.

Our business model has evolved, and we have only recently achieved significant revenues. We may incur additional expenses with the expectation that our revenues will grow in the future, which may not occur. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could harm our ability to achieve or maintain profitability, increase the volatility of the market price of our common stock or harm our ability to raise additional capital. Additionally, as a newly public company we must work towards compliance with the requirements of the Securities and Exchange Commission, NASDAQ and the Sarbanes-Oxley Act of 2002 as those requirements become applicable to us, and we may incur costs in connection with that effort that are significantly higher than anticipated, which could negatively impact our profitability.

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

As our operations have expanded, we have experienced rapid growth in our headcount from 651 total employees, including 547 ZipAgents, at March 31, 2004 to 1,124 total employees, including 983 ZipAgents, at March 31, 2005. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.

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

Factors affecting the timing of real estate transactions that can cause our quarterly results to fluctuate include:

➢	timing of widely observed holidays and vacation periods and availability home buyers and sellers, real estate agents and related service providers during these periods;

➢	a desire to relocate prior to the start of the school year;

➢	inclement weather which can influence consumers’ desire or ability to visit properties;

➢	timing of employment compensation changes, such as raises and bonuses;

➢	the time between entry into a purchase contract for real estate and closing of the transaction; and

➢	the levels of housing inventory available for sale.

We expect our revenues to continue to be subject to these seasonal fluctuations, which, combined with our recent growth, make it difficult to compare successive quarters.

Interest rates have been at historic lows for the past several years, and increases in interest rates have the potential to negatively impact the housing market.

When interest rates rise, all other things being equal, housing becomes less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, potentially leading to fewer transactions or reductions in home prices in certain regions, depending also on the relevant supply-demand dynamics of those markets. Since we operate in only 13 markets around the country, it is possible that we could experience a more pronounced impact than we would experience if our operations were more diversified. Should we experience softening in our markets and not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results could be negatively impacted.

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

We currently operate in 13 markets, including 12 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Las Vegas in April 2005, have announced plans to open in Houston, and plan to open one additional market later in the year. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:

➢	the economic conditions and demographics of a market;

➢	the general prices of real estate in a market;

➢	Internet use in a market;

➢	competition within a market from local and national brokerage firms;

➢	rules and regulations governing a market;

➢	the ability and capacity of our organization to manage expansion into additional geographic areas, additional headcount and increased organizational complexity;

➢	the existence of local MLSs; and

➢	state laws governing cash rebates and other regulatory restrictions.

Before opening Las Vegas we had not entered a new geographic market since July 2000 and have limited experience expanding into and operating in multiple markets, managing multiple sales regions or addressing the factors described above. In addition, this expansion could involve significant initial start-up costs. We expect that significant revenues from new markets will be achieved, if ever, only after we have been operating in that market for some time and begun to build market awareness of our services. As a result, geographic expansion is likely to significantly increase our expenses and cause fluctuations in our operating results. In addition, if we are unable to successfully penetrate these new markets, we may continue to incur costs without achieving the expected revenues, which would harm our financial condition and results of operations.

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

Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived over half of our revenues during the three months ended March 31, 2005 in the state of California. In addition, our servers and other technology infrastructure are located principally in the state of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather or other events outside of our control. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.

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

Our technologies may not be able to withstand any third-party claims or rights against their use. If we were unable to successfully defend against such claims, we may have to:

➢	pay damages;

➢	stop using the technology found to be in violation of a third party’s rights;

➢	seek a license for the infringing technology; or

➢	develop alternative non-infringing technology.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. We may be unable to identify suitable acquisition candidates in the future or be able to make these acquisitions on a commercially reasonable basis, or at all. If we complete an acquisition or investment, we may not realize the benefits we expect to derive from the transaction. Any future acquisitions and investments would have several risks, including:

➢	our inability to successfully integrate acquired technologies or operations;

➢	diversion of management’s attention;

➢	problems maintaining uniform standards, procedures, controls and policies;

➢	potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

➢	expenses related to amortization of intangible assets;

➢	risks associated with operating a business or in a market in which we have little or no prior experience;

➢	potential write offs of acquired assets;

➢	loss of key employees of acquired businesses; and

➢	our inability to recover the costs of acquisitions or investments.

Accounting for employee stock options using the fair value method, could significantly reduce our net income in future periods.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (revised 2004), that requires companies to expense the value of employee stock options and similar awards. In April 2005, The Securities and Exchange Commission amended the compliance dates and, accordingly, we will be required to record an expense for our stock-based compensation plans using the fair value method beginning on January 1, 2006. This expense will exceed the expense we currently record for our stock-based compensation plans and correspondingly reduce our net income in future periods.

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

The trading price of our common stock may fluctuate widely, depending upon many factors, some of which are beyond our control. These factors include, among others, the risks identified above and the following:

➢	variations in our quarterly results of operations;

➢	announcements by us or our competitors or lead source providers;

➢	the relatively low level of public float and average daily trading volumes of our common stock;

➢	changes in estimates of our performance or recommendations, or termination of coverage by securities analysts;

➢	inability to meet quarterly or yearly estimates or targets of our performance;

➢	the hiring or departure of key personnel, including agents or groups of agents or key executives;

➢	changes in our reputation;

➢	acquisitions or strategic alliances involving us or our competitors;

➢	changes in the legal and regulatory environment affecting our business; and

➢	market conditions in our industry and the economy as a whole.

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

As of March 31, 2005, we had 19,895,420 shares of common stock outstanding. The 5,232,500 shares sold pursuant to our November

2004 initial public offering are currently tradable without restriction. Almost all of the remaining 14,662,920 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.

In addition, after the closing of our initial public offering, we registered approximately 4,131,875 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 1,677,934 shares were vested as of March 31, 2005 and, if those options are exercised, those shares will be eligible for sale after the expiration of the lock-up agreements. Also as of March 31, 2005, we had outstanding warrants for 4,809,655 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale after the expiration of the lock-up agreements.

The lock-up agreements expire 180 days after the November 9, 2004 date of the prospectus for our initial public offering, provided that the 180-day lock-up period may be extended in most cases for up to 37 additional days under certain circumstances where we announce or pre-announce earnings or a material event within approximately 18 days prior to, or approximately 16 days after, the termination of the 180-day period. We presently anticipate that the lock-up period will expire on May 21, 2005. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

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

Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

➢	providing for a classified board of directors with staggered, three-year terms;

➢	not providing for cumulative voting in the election of directors;

➢	authorizing the board to issue, without stockholder approval, preferred stock with rights senior to those of common stock;

➢	prohibiting stockholder action by written consent;

➢	limiting the persons who may call special meetings of stockholders; and

➢	requiring advance notification of stockholder nominations and proposals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

Interest rate sensitivity

We do not have any debt and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of March 31, 2005, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. As of March 31, 2004, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2005 and 2004, the increase or decline in fair market value of the portfolio would be approximately $0.2 and $0 million, respectively.

Exchange rate sensitivity

We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 4. Controls and Procedures:

(a)	Disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

(b)	Changes in internal control over financial reporting. In the first quarter of 2005, we continued our assessment of our internal controls to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We accordingly made changes to our internal controls, primarily with respect to better documentation and enhanced controls. We believe the changes made during the first quarter of 2005 did not, individually or in the aggregate, have a material effect on, and are not reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

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

The aggregate purchase price of the offering was $68,022,500. The net offering proceeds received by us after deducting total estimated expenses were $61,402,410. We incurred total estimated expenses in connection with the offering of $6,620,090, which consisted of $1,796,117 in legal, accounting and printing fees, $4,761,575 in underwriters’ discounts, fees and commissions, and $62,398 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

Item 6. Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.
By:	/s/ Gary M. Beasley
Gary M. Beasley
Executive Vice President and Chief Financial Officer

Date: May 12, 2005

Exhibit Index

Exhibit
number	Description
3.1(a)(1)	Amended and Restated Certificate of Incorporation

3.2(a)(1)	Bylaws

4.1(1)	Form of Common Stock Certificate

10.11*	Director Compensation Policy (adjusted to reflect November 8, 2004 1-for-3 reverse stock split)

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 28, 2005.

* Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.