Form 10-Q
period 2005-06-30
ZIPREALTY INC
filed 2005-08-12
CIK 1142512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-31376
ZIPREALTY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer identification number)

2000 POWELL STEET, SUITE 1555
EMERYVILLE, CA	94608
(Address of principal executive offices)	(Zip Code)
(510) 735-2600
(Registrant’s telephone number)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 20,194,258 shares of common stock outstanding at August 4, 2005.

Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements:
UNAUDITED CONDENSED BALANCE SHEETS (In thousands)

	June 30,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$5,269	$11,525
Short-term investments	81,495	71,972
Accounts receivable, net of allowance of $55 and $29 at June 30, 2005 and December 31, 2004, respectively	2,261	1,089
Prepaid expenses and other current assets	2,331	2,102

Total current assets	91,356	86,688
Restricted cash	190	190
Property and equipment, net	1,976	1,236
Other assets	12	12

Total assets	$93,534	$88,126

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,171	$1,478
Accrued expenses	10,155	4,287

Total current liabilities	11,326	5,765
Other long-term liabilities	61	90

Total liabilities	11,387	5,855

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 20,162 and 19,880 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	20	20
Additional paid-in capital	129,058	128,555
Common stock warrants	6,148	6,369
Deferred stock-based compensation	(324)	(438)
Accumulated other comprehensive loss	(341)	(105)
Accumulated deficit	(52,414)	(52,130)

Total stockholders’ equity	82,147	82,271

Total liabilities and stockholders’ equity	$93,534	$88,126

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net transaction revenues	$25,228	$15,902	$42,546	$26,562
Referral and other revenues	529	368	1,029	608

Net revenues	25,757	16,270	43,575	27,170

Operating expenses
Cost of revenues	13,820	8,709	23,883	14,803
Product development	610	549	1,203	996
Marketing and business development	3,285	2,203	6,091	3,863
General and administrative	5,458	3,593	9,696	6,382
Stock-based compensation	36	48	71	85
Litigation	4,164	—	4,164	—

Total operating expenses	27,373	15,102	45,108	26,129

Income (loss) from operations	(1,616)	1,168	(1,533)	1,041

Interest income	652	20	1,252	37
Other income (expense), net	(1)	(1)	(3)	(6)

Total other income (expense), net	651	19	1,249	31

Income (loss) before income taxes	(965)	1,187	(284)	1,072
Provision (benefit) for income taxes	(19)	30	—	30

Net income (loss)	$(946)	$1,157	$(284)	$1,042

Cumulative preferred stock dividends	$—	$157	$—	$314
Amount allocated to participating preferred stockholders	—	1,000	—	728

Net income (loss) available to common stockholders	$(946)	$—	$(284)	$—

Net income (loss) per share:
Basic	$(0.05)	$—	$(0.01)	$—
Diluted	$(0.05)	$—	$(0.01)	$—
Weighted average common shares outstanding:
Basic	20,005	1,499	20,001	1,484
Diluted	20,005	1,499	20,001	1,484
Stock-based compensation can be allocated to the following:
Cost of revenues	$9	$12	$19	$25
Product development	1	4	2	8
Marketing and business development	1	2	1	4
General and administrative	25	30	49	48

Total stock-based compensation	$36	$48	$71	$85

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(284)	$1,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	643	385
Amortization of deferred stock-based compensation	71	85
Amortization of short-term investment premium	376	—
Changes in operating assets and liabilities
Accounts receivable, net	(1,172)	(728)
Prepaid expenses and other current assets	(229)	(473)
Other assets	—	—
Accounts payable	(307)	88
Accrued expenses	5,868	2,218
Other long-term liabilities	(29)	(22)

Net cash provided by operating activities	4,937	2,595

Cash flows from investing activities
Purchases of short-term investments	(17,094)	—
Purchases of property and equipment	(1,383)	(715)
Proceeds from sale of short-term investments	6,959	—

Net cash used in investing activities	(11,518)	(715)

Cash flows from financing activities
Proceeds from stock option exercises	314	84
Proceeds from common stock warrant exercises	11	6,573

Net cash provided by financing activities	325	6,657

Net increase (decrease) in cash and cash equivalents	(6,256)	8,537

Cash and cash equivalents at beginning of period	11,525	10,357

Cash and cash equivalents at end of period	$5,269	$18,894

Supplemental cash flow information

Non-cash investing and financing activities
Deferred stock-based compensation	$—	$430
Recapture of deferred stock-based compensation upon employee terminations	$43	$75
Unrealized loss on available-for-sale securities	$(236)	$—
Recognition of preferred stock additional paid in capital from preferred stock warrants due to exercise of preferred stock series E-1 warrants	$—	$757
Recognition of common stock additional paid in capital from common stock warrants due to exercise of common stock warrants	$221	$—
Write-off of fully depreciated property, plant, and equipment	$—	$2
The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
The accompanying unaudited interim balance sheet as of June 30, 2005, the statements of operations for the three and six months ended June 30, 2005 and 2004, the statements of cash flows for the six months ended June 30, 2005 and 2004, together with the related notes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U. S. Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005, or any other period. The balance sheet at December 31, 2004 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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
Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at June 30, 2005 and December 31, 2004, there were no shares of outstanding redeemable convertible preferred stock.
All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the first closing of the Company’s initial public offering.
Seasonality
The Company’s net transaction revenues and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to home sales activity and listings inventories. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended June 30, 2004 and 2003 accounted for approximately 26.2% and 25.5% of annual net transaction revenues in 2004 and 2003, respectively. Net transaction revenues during the six months ended June 30, 2004 and 2003 accounted for approximately 43.7% and 41.8% of annual net transaction revenues in 2004 and 2003, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123 (R)”). The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash for annual periods beginning after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. On March 29, 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123 (R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently reviewing the impact of implementing SFAS 123 (R) and SAB 107 on our financial statements.
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
The following table sets forth the computation of basic and dilutive net income (loss) per share for the period indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(946)	$1,157	$(284)	$1,042
Cumulative preferred stock dividends	—	157	—	314
Amount allocated to participating preferred stockholders	—	1,000	—	728

Net income (loss) available to common stockholders (for basic and dilutive EPS computations)	$(946)	$—	$(284)	$—

Denominator:
Weighted average common shares outstanding used to compute EPS:
Basic	20,005	1,499	20,001	1,484
Diluted	20,005	1,499	20,001	1,484
Net income (loss) per share:
Basic	$(0.05)	$—	$(0.01)	$—
Diluted	$(0.05)	$—	$(0.01)	$—
The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(in thousands)
Stock options to purchase common stock	775	97	775	97
Participating convertible preferred stock	—	12,478	—	12,478
Warrants to purchase preferred and common stock	3	13	3	13
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(in thousands, except per share data)
Net income (loss) as reported	$(946)	$1,157	$(284)	$1,042
Add: Stock-based compensation expense included in reported net income (loss), net of taxes	36	46	71	83
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of taxes	(322)	(106)	(602)	(167)

Pro forma net income (loss)	$(1,232)	$1,097	$(815)	$958

Net income (loss) per share, as reported:
Basic	$(0.05)	$—	$(0.01)	$—
Diluted	$(0.05)	$—	$(0.01)	$—
Pro forma income (loss) per share:
Basic	$(0.06)	$—	$(0.04)	$—
Diluted	$(0.06)	$—	$(0.04)	$—
The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected volatility	36%	0-50%(1)	33-36%	0-50%(1)
Risk-free interest rate	3.8%	2.7-3.7%	3.8-4.1%	2.5-3.7%
Expected life	4 years	4 years	4 years	4 years
Expected dividend yield	0%	0%	0%	0%

(1)	The Company was a private company and, therefore, used the minimum value method under which volatility is not considered until the initial Form S-1 was filed on May 20, 2004. The Company used a 50% volatility from May 20, 2004 until the effective date of the initial public offering on November 9, 2004.
The per share weighted average fair value of options granted during the three months ended June 30, 2005 and 2004 was $4.71 and $2.16, respectively. The per share weighted average fair value of options granted during the six months ended June 30, 2005 and 2004 was $4.73 and $1.71, respectively.

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
5. SHORT-TERM INVESTMENTS
At June 30, 2005 short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market securities	$4,604	$—	$—	$4,604
Repurchase agreements	1,538	—	(7)	1,531
Asset backed	8,348	—	(23)	8,325
Corporate obligations	33,643	—	(171)	33,472
US Government and agency obligations	38,307	10	(150)	38,167

Total short-term investments	$86,440	$10	$(351)	$86,099

June 30,
2005
(in thousands)
Recorded as:
Cash equivalents	$4,604
Short-term investments	81,495

$86,099

At June 30, 2005, the Company’s unrealized losses on investments were all in loss positions for less than 12 months.
The estimated fair value of short-term investments classified by date of contractual maturity at June 30, 2005 are as follows:

June 30,
2005
(in thousands)
Due within one year or less	$59,312
Due after one year through two years	23,808
Due after two years through three years	2,979

$86,099

6. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(in thousands)
Net income (loss)	$(946)	$1,157	$(284)	$1,042
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net	127	—	(236)	—

Comprehensive income (loss)	$(819)	$1,157	$(520)	$1,042

7. COMMITMENTS AND CONTINGENCIES
The Company leases office space under noncancelable operating leases with various expiration dates through July 2008.
Future minimum lease payments under noncancelable operating leases at June 30, 2005 are as follows, in thousands:

Operating
Year ending December 31,	leases
2005	$498
2006	1,026
2007	455
2008	150

Total minimum lease payments	$2,129

Legal Proceedings
On August 3, 2005, the Company was named in a class action lawsuit filed in Superior Court of the State of California, County of San Diego, Central Division, Sullivan, et al v. ZipRealty, case number GIC851801, by two former employee agents for the Company. The plaintiffs allege, among other things, that the Company’s expense allowance policies violate California law. The Company has reached an agreement in principle to settle this claim in exchange for the Company’s payment of $4,164,000. That agreement is expected to include a full release from any further liability on this issue and is subject to the execution of a definitive settlement agreement and court approval. The Company is not currently subject to any other material legal proceedings. From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of the business. Other than the litigation discussed above, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain, and adverse outcomes are possible.
Indemnifications
The Company has entered into various indemnification agreements in the ordinary course of our business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless and reimburse the indemnified parties, which include certain of the Company’s service providers as well as others, in connection with certain occurrences. In addition, the Company’s charter documents require the Company to provide indemnification rights to our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, and permit the Company to provide indemnification rights to the Company’s other employees and agents, for certain events that occur while these persons are serving in these capacities. The Company has also entered into indemnification agreements with each of the Company’s directors and officers. Further, the underwriting agreement for the Company’s initial public offering requires the Company to indemnify the Company’s underwriters and certain of their affiliates and agents for certain liabilities arising from the Company’s offering and the related registration statement.
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
We were founded in 1999, currently have operations in 14 major metropolitan areas, and as of June 30, 2005 employed 1,407 people, of whom 1,235 were ZipAgents. We commenced operations in Las Vegas in April 2005 and in Houston in June 2005, and we have announced plans to commence operations Miami, Florida in the fourth quarter of this year.
Trends in our business
Our business has experienced rapid growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In the three months ended June 30, 2005 we generated $25.8 million in net revenues, compared to $16.3 million in the three months ended June 30, 2004. In the six months ended June 30, 2005 we generated $43.6 million in net revenues, compared to $27.2 million in the six months ended June 30, 2004. The number of our closed transactions increased to approximately 3,375 in the three months ended June 30, 2005 from approximately 2,192 in the three months ended June 30, 2004, and our average net revenue per transaction increased to approximately $7,475 in the three months ended June 30, 2005 from $7,255 in the three months ended June 30, 2004. The number of our closed transactions increased to approximately 5,718 in the six months ended June 30, 2005 from approximately 3,792 in the six months ended June 30, 2004, and our average net revenue per transaction increased to approximately $7,441 in the six months ended June 30, 2005 from $7,005 in the six months ended June 30, 2004. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 1,235 at June 30, 2005 from 717 at June 30, 2004. Our average net revenue per transaction increased over this time primarily as a result of increasing home prices and a reduction in our rebate paid to buyers. As we add additional ZipAgents, we believe we will continue to increase our transaction volume and grow our business. Historically, we have maintained our agent productivity in excess of the industry average as we have added ZipAgents, and we expect to continue to do so in the future. In the three months ended June 30, 2005 and 2004, our average agent productivity was approximately 1.1 and 1.3 transactions per agent per month, respectively, compared to what we believe to be approximately between 0.7 and 0.8 transactions per agent per month for the 10 largest brokerages in the U.S. in 2004. In order to help agents become productive more quickly, we intend to hire agents who already work for competing brokerage firms in our markets. By hiring those established agents who we anticipate will be successful within our business model, we believe we can increase our transaction volume without materially diluting the number of potential transactions per agent allowing us to further increase our market share. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is significant opportunity to increase our market share and grow our revenues, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors. However, we anticipate the pace of our growth in percentage terms to slow as our company increases in size.
Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business. We have modified the compensation structure for ZipAgents over time and may do so again in the future. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 40% to 80% of our net revenues after deducting certain other items, as well as an expense allowance of up to $1,500 per month. We are currently reviewing modifications to this package in connection with the lawsuit settlement described in Part II, Item 1 of this report. We currently believe we can make these modifications without materially impacting our operating margins. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs. ZipAgents may also be granted equity incentives based on performance.
We have lowered our buyer rebate percentage several times to improve our revenue model. In March 2004, we reduced our buyer rebate to 20% of our commission from 25% of our commission, up to a maximum of 1% of the home sales price. The effect of the buyer rebate reduction was recognized over a phase-in period of approximately two to four months as the reduction only affected new clients immediately while existing clients continued under the prior rebate policy for transactions already in progress and for transactions opened within a short period after the reduction was announced. We implemented these buyer rebate percentage reductions for several reasons, including our determination that our growing reputation for superior service allowed us not to compete solely on price, our efforts to improve our revenue model and agent compensation model, and our desire to offer a simplified rebate structure to our clients.
We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors. We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume due to our increased ZipAgent force. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the pending settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this non-recurring settlement.
Over the past several years there has been a decline in average commissions charged in the real estate brokerage industry, in part due to companies such as ours exerting downward pressure on prices with a lower commission structure, as well as by what, in our view, appears to be an increase in consumer willingness to negotiate fees with their agents. We believe that many consumers are focusing on absolute commission dollars paid to sell their home as opposed to accepting a traditional standard market commission percentage. According to REAL Trends, while the average commission percentage decreased from 5.44% in 2000 to 5.08% in 2004, total commission revenues increased from $42.6 billion to $61.1 billion during that same period, influenced by steadily increasing sales volumes and higher median sales prices. In the event that commissions continue to decline, we have designed our business model around an attractive cost structure and operational efficiencies which we believe should allow us to continue to offer our services at prices less than those charged by the majority of our competitors.
Market seasonality, cyclicality and interest rate influences
The residential real estate brokerage market is influenced both by annual seasonality factors, as well as by overall economic cycles. While individual markets vary, transaction volume activity nationally tends to progressively increase from January through the summer months, then gradually slows over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. While we believe that seasonality has been somewhat masked by our overall growth, we have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day. Net transaction revenues during the three months ended June 30, 2004 and 2003 accounted for approximately 26.2% and 25.5% of annual net transaction revenues in 2004 and 2003, respectively. Net transaction revenues during the six months ended June 30, 2004 and 2003 accounted for approximately 43.7% and 41.8% of annual net transaction revenues in 2004 and 2003, respectively
We believe that the overall macroeconomic environment and periodic business cycles can influence the general health of the residential real estate market at any given point in time. Generally, when economic times are fair or good, the housing market tends to perform well. If the economy is weak, interest rates dramatically increase, or there are market shocks such as terrorist attacks or threats, the outbreak of war or geopolitical uncertainties, the housing market could be negatively impacted. Over the past several decades, the national residential real estate market has demonstrated significant growth, with annual existing home sales volume growing from 1.6 million in 1970 to approximately 6.8. million in 2004 and median existing home sales prices increasing every year during that period. During that period, the volume of existing home sales has declined for at least two consecutive years only twice, namely 1979 through 1982 and 1989 through 1990. The declines in sales volumes in the 1979 through 1982 period occurred while interest rates were at historic highs, with long-term U.S. Treasury rates exceeding 10%. With rates remaining at similarly high levels, housing activity expanded during the period from 1983 through 1986. Average interest rates were lower during the second period of consecutive year declines, 1989 through 1990, than in 1988.
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
While we do not believe that increasing interest rates will necessarily have a negative impact on the housing market, increasing interest rates may lead to a lower demand for housing or put downward pressure on prices. Higher interest rates could increase monthly housing payments or reduce the amount an individual can pay, which may have an adverse effect on pricing and affordability. It is also possible that home ownership rates, which reached an all time high in 2004 during the recent period of record low interest rates, could drop as a result of fewer first-time buyers being able to afford homes. Should overall transaction activity or sales prices decline, overall commissions generated in the industry could decline as well, potentially causing the roughly $61 billion in annual commissions generated in 2004 to decline. However, should the addressable market for our services decline somewhat due to decreasing sales volume or prices, we believe the overall size of the market on an absolute basis will remain very large, providing ample addressable opportunity for us to continue to grow our business through increasing our market share.
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
Deferred stock-based compensation
We account for employee stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting

for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize deferred stock-based compensation using the straight-line method over the vesting period. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Effective with annual periods beginning after June 15, 2005, we will account for employee stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, and Staff Accounting Bulletin No. 107, which requires companies to expense the value of employee stock options and similar awards.
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
We recorded deferred stock-based compensation of $0 and $67,000 and amortization of such deferred compensation of approximately $36,000 and $48,000 in the three months ended June 30, 2005 and 2004, respectively. We recorded deferred stock-based compensation of $0 and $430,000 and amortization of such deferred compensation of approximately $71,000 and $85,000 in the six months ended June 30, 2005 and 2004, respectively. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.
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
We have recorded a full valuation allowance against our deferred tax assets at June 30, 2005, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will reduce or eliminate the valuation allowance and will record a significant benefit to our results of operations. We have incurred annual losses for both financial and income tax reporting purposes since inception through December 31, 2003. Although we generated net income for the year ended December 31, 2004, uncertainty still remains as to the realizability of our net deferred tax assets. In the event we were to determine that we would be able to realize all of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.
RESULTS OF OPERATIONS
The following table summarizes certain financial data related to our operations:

	Three months ended		Six months ended
	June 30,		June 30,
Statements of operations data	2005	2004	2005	2004
	(in thousands, except per share data)
Net transaction revenues	$25,228	$15,902	$42,546	$26,562
Referral and other revenues	529	368	1,029	608

Net revenues	25,757	16,270	43,575	27,170

Operating expenses:
Cost of revenues	13,820	8,709	23,883	14,803
Product development	610	549	1,203	996
Marketing and business development	3,285	2,203	6,091	3,863
General and administrative	5,458	3,593	9,696	6,382
Stock-based compensation	36	48	71	85
Litigation	4,164	—	4,164	—

Total operating expenses	27,373	15,102	45,108	26,129

Income (loss) from operations	(1,616)	1,168	(1,533)	1,041

Interest income	652	20	1,252	37
Other income (expense), net	(1)	(1)	(3)	(6)

Total other income (expense), net	651	19	1,249	31

Income (loss) before income taxes	(965)	1,187	(284)	1,072
Provision (benefit) for income taxes	(19)	30	—	30

Net income (loss)	$(946)	$1,157	$(284)	$1,042

Cumulative preferred stock dividends	$—	$157	$—	$314
Amount allocated to participating preferred shares	—	1,000	—	728

Net income (loss) available to common stockholders	$(946)	$—	$(284)	$—

Net income (loss) per share:
Basic	$(0.05)	$—	$(0.01)	$—
Diluted	$(0.05)	$—	$(0.01)	$—
Weighted average common shares outstanding:
Basic	20,005	1,499	20,001	1,484
Diluted	20,005	1,499	20,001	1,484
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
The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of operations data	2005	2004	2005	2004
Net transaction revenues	97.9%	97.7%	97.6%	97.8%
Referral and other revenues	2.1	2.3	2.4	2.2

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	53.7	53.5	54.8	54.5
Product development	2.4	3.4	2.8	3.7
Marketing and business development	12.8	13.5	14.0	14.2
General and administrative	21.2	22.1	22.3	23.5
Stock-based compensation	0.1	0.3	0.2	0.3
Litigation	16.2	—	9.6	—

Total operating expenses	106.4	92.8	103.7	96.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of operations data	2005	2004	2005	2004
Income (loss) from operations	(6.4)	7.2	(3.7)	3.8

Interest income	2.5	0.1	2.9	0.1
Other income (expense)	—	—	—	—

Total other income (expense), net	2.5	0.1	2.9	0.1

Income (loss) before income taxes	(3.9)	7.3	(0.8)	3.9
Provision (benefit) for income taxes	0.1	0.2	—	0.1
Net income (loss)	(3.8)%	7.1%	(0.8)%	3.8%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other operating data	2005	2004	2005	2004
Number of ZipAgents at end of period	1,235	717	1,235	717
Total value of real estate transactions closed during period (in millions)	$1,236	$770	$2,068	$1,302
Number of transactions closed during period (1)	3,375	2,192	5,718	3,792
Average net revenue per transaction during period (2)	$7,475	$7,255	$7,441	$7,005

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.
Comparison of the three months ended June 30, 2005 and 2004
Net revenues

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Net revenues	$25,757	$16,270	$9,487	58.3%
The substantial increase in our net revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to increased transaction volume and an increase in average net revenue per transaction. Transaction volume increased by 54% and contributed $8.6 million resulting from 3,375 transactions closed in the three months ended June 30, 2005 compared to 2,192 transactions closed in the three months ended June 30, 2004. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. Additionally, we added new agents in Las Vegas and Houston as we commenced operations in April 2005 and June 2005, respectively. Transaction volume from Las Vegas and Houston were not significant during the three months ended June 30, 2005. We had 1,235 ZipAgents at June 30, 2005 compared to 717 at June 30, 2004. Average net revenue per transaction increased by 3% and contributed $0.7 million resulting primarily from representing buyers and sellers in transactions for higher priced homes in the three months ended June 30, 2005 and as a result of a consumer rebate reduction. Of the 3% increase in average net revenue per transaction, approximately 2% and $0.5 million were due to higher home prices, and 1% and $0.2 million were due to our consumer rebate reductions. In March 2004, we lowered the rebate from 25% to 20%; the phase in of this reduction was completed by the end of the second quarter of 2004. We anticipate average net revenue per transaction to remain relatively flat in 2005 as we anticipate the rate of price inflation in existing home sales to slow down relative to recent levels and we continue to grow on presence in markets of various price points around the country. The increase in referral and other revenues was not significant.
We expect that the overall market for our services will continue to improve in 2005 as we expand our force of ZipAgents in existing markets and continue to expand into new markets.
Cost of revenues

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Cost of revenues	$13,820	$8,709	$5,111	58.7%
Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

The increase in cost of revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was due primarily to an increase in commissions, related payroll costs and expense allowances of approximately $5.1 million related to our growth in net transaction revenues. As a percentage of net revenues, cost of revenues for the same periods increased by 0.2 percentage points due primarily to the mix of commission splits earned by our ZipAgents.
We expect our cost of revenues to increase in 2005 in absolute dollars as we continue to grow our business, but to remain relatively consistent as a percentage of net revenues.
Product development

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Product development	$610	$549	$61	11.1%
Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
The increase in product development expenses for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.1 million. As a percentage of net revenues, product development expenses decreased 1.0 percentage points for the same periods due primarily to the growth in our net revenues.
We expect our product development expenses to increase in 2005 in absolute dollars as we continue to grow our business but to remain relatively consistent as a percentage of net revenues.
Marketing and business development

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Marketing and business development	$3,285	$2,203	$1,082	49.1%
Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.
The increase in marketing and business development expenses in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $1.2 million necessary to support the increase in the number of ZipAgents, an increase of approximately $0.1 million in salaries and benefits partially offset by an decrease of approximately $0.3 in advertising. As a percentage of net revenues, marketing and business development expenses for the same periods decreased 0.7 percentage points in the period due primarily to growth in our net revenues and the availability of cost effective customer leads.
We expect our marketing and business development expenses to increase in 2005 in absolute dollars, and to modestly increase as a percentage of net revenues, as we acquire more leads for our expanding ZipAgent force and potentially expand offline marketing and advertising campaigns to enhance our brand and expand geographically.
General and administrative

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
General and administrative	$5,458	$3,593	$1,865	51.9%
General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.
The increase in general and administrative expenses in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was due to growth in our business and additional costs incurred with being a public company, and consisted primarily of approximately $0.4 million related to increased salaries and benefits, $0.1 million of related operating costs for our additional management and support personnel in our district sales offices and approximately $0.2 million related to recruiting and training our expanding ZipAgent force. Additionally corporate office expenses increased for the same periods due to approximately $0.3 million of salaries and benefits, $0.1 million of operating costs and approximately $0.5 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley Section 404 compliance costs. As a percentage of net revenues, general and administrative expenses decreased 0.9 percentage points for the same periods due primarily to the significant growth in our net revenues.
As we expand our business and incur additional costs associated with being a public company, particularly Sarbanes-Oxley compliance, we expect our general and administrative expenses to increase in absolute dollars but to decrease modestly as a percentage of net revenues.
Stock-based compensation

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Stock-based compensation	$36	$48	$(12)	(24.6%)
We record deferred employee stock-based compensation for the excess of the estimated fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. We amortize deferred stock-based compensation expense over the vesting periods of the individual options on the straight-line method. Outstanding options will continue to vest over future periods as long as the optionee continues in service to us. At June 30, 2005, we had approximately $0.3 million in deferred employee stock-based compensation on our balance sheet.
Future compensation expense from options granted through June 30, 2005 is estimated to be approximately $0.1 million in the remainder of 2005, $0.1 million in 2006 and $0.1 million in 2007. These amounts may decrease if stock options for which deferred stock-based expense has been recorded are forfeited through cancellation or repurchased prior to vesting. These amounts will increase in annual periods beginning after June 15, 2005 when we will begin accounting for employee stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard No.123 (Revised 2004), Share-Based Payment which requires companies to expense the value of employee stock options and similar awards.
Litigation

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Litigation	$4,164	$—	$4,164	100.0%
Litigation relates to a class action lawsuit filed by two former ZipAgents. The plaintiffs allege, amount other things, that our expense allowance policies violate California law. We have reached an agreement in principle to settle this claim in exchange for our payment of $4.164 million and is expected to include a full release from any further liability on this issue and is subject to the execution of a definitive settlement agreement and court approval. Payment is expected to be made subsequent to the court approval.
Interest income

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Interest income	$652	$20	$632	3,216.9%
Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was due primarily to interest earned on investing the proceeds from our initial public offering in November, 2004.

Other income (expense), net

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Other income (expense), net	$(1)	$(1)	($0)	(81.0%)
Other income (expense), net consists of non-operating items, which have not been significant to date.
Provision for income taxes

	Three Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Provision for income taxes	$(19)	$30	$(49)	(164.2%)
We recorded a negative provision for income taxes in the three months ended June 30, 2005 to reverse the provision for income taxes from the three months ended March 31, 2005 because of our net loss position for the six months ended June 30, 2005. We recorded a provision for income taxes in the three months ended June 30, 2004 attributable to federal and state alternative minimum taxes payable due to limits on the amount of net operating losses that could be applied against income earned in 2004 under current tax regulations. At June 30, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
Comparison of the six months ended June 30, 2005 and 2004
Net revenues

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Net revenues	$43,575	$27,170	$16,405	60.4%
The substantial increase in our net revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to increased transaction volume and an increase in average net revenue per transaction. Transaction volume increased by 51% and contributed $13.5 million resulting from 5,718 transactions closed in the six months ended June 30, 2005 compared to 3,792 transactions closed in the six months ended June 30, 2004. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. Additionally, we added new agents in Las Vegas and Houston as we commenced operations in April 2005 and June 2005, respectively. Transaction volume from Las Vegas and Houston were not significant during the six months ended June 30, 2005. We had 1,235 ZipAgents at June 30, 2005 compared to 717 at June 30, 2004. Average net revenue per transaction increased by 6% and contributed $2.5 million resulting primarily from representing buyers and sellers in transactions for higher priced homes in the six months ended June 30, 2005 and as a result of a consumer rebate reduction. Of the 6% increase in average net revenue per transaction, approximately 3% and $1.4 million were due to higher home prices, and 3% and $1.1 million were due to our consumer rebate reductions. In March 2004, we lowered the rebate from 25% to 20%; the phase in of this reduction was completed by the end of the second quarter of 2004. We anticipate average net revenue per transaction to remain relatively flat in 2005 as we anticipate the rate of price inflation in existing home sales to slow down relative to recent levels and we continue to grow on presence in markets of various price points around the country. The increase in referral and other revenues was not significant.
We expect that the overall market for our services will continue to improve in 2005 as we expand our force of ZipAgents in existing markets and continue to expand into new markets.
Cost of revenues

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Cost of revenues	$23,883	$14,803	$9,080	61.3%
Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

The increase in cost of revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was due primarily to an increase in commissions, related payroll costs and expense allowances of approximately $9.0 million related to our growth in net transaction revenues. As a percentage of net revenues, cost of revenues for the same periods increased by 0.3 percentage points due primarily to the mix of commission splits earned by our ZipAgents.
We expect our cost of revenues to increase in 2005 in absolute dollars as we continue to grow our business, but to remain relatively consistent as a percentage of net revenues.
Product development

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Product development	$1,203	$996	$207	20.8%
Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
The increase in product development expenses for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.2 million. As a percentage of net revenues, product development expenses decreased 0.9 percentage points for the same periods due primarily to the growth in our net revenues.
We expect our product development expenses to increase in 2005 in absolute dollars as we continue to grow our business but to remain relatively consistent as a percentage of net revenues.
Marketing and business development

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Marketing and business development	$6,091	$3,863	$2,228	57.7%
Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.
The increase in marketing and business development expenses in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $2.2 million necessary to support the increase in the number of ZipAgents and an increase of approximately $0.2 million in salaries and benefits partially offset by an decrease of approximately $0.2 in advertising. As a percentage of net revenues, marketing and business development expenses for the same periods decreased 0.2 percentage points in the period due primarily to growth in our net revenues and the availability of cost effective customer leads.
We expect our marketing and business development expenses to increase in 2005 in absolute dollars, and to modestly increase as a percentage of net revenues, as we acquire more leads for our expanding ZipAgent force and potentially expand offline marketing and advertising campaigns to enhance our brand and expand geographically.
General and administrative

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
General and administrative	$9,696	$6,382	$3,314	51.9%
General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.
The increase in general and administrative expenses in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was due to growth in our business and additional costs incurred with being a public company, and consisted primarily of approximately $0.7 million related to increased salaries and benefits, $0.3 million of related operating costs for our additional management and support personnel in our district sales offices and approximately $0.3 million related to recruiting and training our expanding ZipAgent force. Additionally corporate office expenses increased for the same periods due to approximately $0.6 million of salaries and benefits, $0.3 million of operating costs and approximately $0.7 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley compliance costs.. As a percentage of net revenues, general and administrative expenses decreased 1.2 percentage points for the same periods due primarily to the significant growth in our net revenues.
As we expand our business and incur additional costs associated with being a public company, particularly Sarbanes-Oxley Section 404 compliance, we expect our general and administrative expenses to increase in absolute dollars but to decrease modestly as a percentage of net revenues.
Stock-based compensation

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Stock-based compensation	$71	$85	$(14)	(16.7%)
We record deferred employee stock-based compensation for the excess of the estimated fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. We amortize deferred stock-based compensation expense over the vesting periods of the individual options on the straight-line method. Outstanding options will continue to vest over future periods as long as the optionee continues in service to us. At June 30, 2005, we had approximately $0.3 million in deferred employee stock-based compensation on our balance sheet.
Future compensation expense from options granted through June 30, 2005 is estimated to be approximately $0.1 million in the remainder of 2005, $0.1 million in 2006 and $0.1 million in 2007. These amounts may decrease if stock options for which deferred stock-based expense has been recorded are forfeited through cancellation or repurchase prior to vesting. These amounts will increase in annual periods beginning after June 15, 2005 when we will begin accounting for employee stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard No.123 (Revised 2004), Share-Based Payment which requires companies to expense the value of employee stock options and similar awards.
Litigation

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Litigation	$4,164	$—	$4,164	100.0%
Litigation relates to a class action lawsuit filed by two former ZipAgents. The plaintiffs allege, amount other things, that our expense allowance policies violate California law. We have reached an agreement in principle to settle this claim in exchange for our payment of $4.164 million and is expected to include a full release from any further liability on this issue and is subject to the execution of a definitive settlement agreement and court approval. Payment is expected to be made subsequent to court approval.
Interest income

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
	(in thousands)
Interest income	$1,252	$37	$1,215	3,329.1%
Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was due primarily to interest earned on investing the proceeds from our initial public offering in November, 2004.

Other income (expense), net

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Other income (expense), net	$(3)	$(6)	$3	(49.3%)
Other income (expense), net consists of non-operating items, which have not been significant to date.
Provision for income taxes

	Six Months Ended
	June 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Provision for income taxes	$—	$30	($30)	(100.0%)
In the six months ended June 30, 2005, no provision for income taxes was recorded due to our net loss position. We recorded a provision for income taxes in the six months ended June 30, 2004 attributable to federal and state alternative minimum taxes payable due to limits on the amount of net operating losses that could be applied against income earned in 2004 under current tax regulations. 2004, At June 30, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
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
As of June 30, 2005, we had cash, cash equivalents and short-term investments of $86.8 million and had no bank debt, line of credit or equipment facilities.
Operating activities
Our operating activities generated cash in the amount of $4.9 million and $2.6 million in the six months ended June 30, 2005 and 2004, respectively. Net changes in working capital were due primarily to growth in our business. Our primary source of operating cash flow is the collection of our commission income from escrow companies or similar intermediaries in the real estate transaction closing process. Due to the structure of our commission arrangements, our accounts receivable are converted to cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues. Our operating cash flows will be impacted in the future by the timing of payments to our vendors for accounts payable, which are generally paid within the invoice terms and conditions. Our cash outflows are also impacted by the timing of the payment of our accrued liabilities relating to commissions and related compensation costs and client acquisition costs.
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
Investing activities
Our investing activities used cash in the amount of $11.5 million and $0.7 million in the six months ended June 30, 2005 and 2004, respectively. Uses of cash for investing activities were primarily related to purchases and sales of property and equipment, changes in restricted cash collateralizing our office lease and purchases of short-term investments.
We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
Currently, we expect our remaining 2005 capital expenditures to be approximately $0.9 million, with approximately $0.5 million to be spent in the third quarter of 2005, principally to increase server capacity, upgrade the telephone system and to outfit localized agent training facilities as we move from centralized to field training.

Financing activities
Our financing activities provided cash in the amount of $0.3 million and $6.7 million in the six months ended June 30, 2005 and 2004. Sources of cash from financing activities primarily represented proceeds from common stock warrant and common stock option exercises.
As of June 30, 2005, we had warrants outstanding for the purchase of an aggregate of 4,620,733 shares of our common stock at a weighted average exercise price of $3.95 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
We lease office space and equipment under non-cancelable operating leases with various expiration dates through July 2008. The following table provides summary information concerning our future contractual obligations and commitments at June 30, 2005.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)
Operating lease commitments	$1,005	$1,124	$—	$—	$2,129
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123 (R)”). The new pronouncement replaces the existing requirements under SFAS No.123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. The FASB concluded that for public companies SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash for annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123 (R); the new rule allows public companies to implement SFAS No. 123 (R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 4 to the unaudited condensed financial statements for the proforma net income (loss) and net income (loss) per share for the three months ended June 30, 2005 and the three months ended June 30, 2004, as if we used a fair-value-based method similar to the methods required under SFAS No. 123 (R) to measure compensation expense for employee stock incentive awards. On March 29, 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123 (R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently reviewing the impact of implementing SFAS 123 (R) and SAB 107 on our financial statements.
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
Our Internet-enabled residential real estate brokerage service is a relatively new and unproven business model. Our business model differs significantly from that of a traditional real estate brokerage firm in several ways, including our heavy reliance on the Internet and technology and our employee agent model. The success of our business model depends on our ability to achieve higher transaction volumes at an overall lower cost per transaction in order to offset the costs associated with our technology, employee benefits, marketing and advertising expenses and discounts and rebates. If we are unable to efficiently acquire clients and maintain agent productivity in excess of industry averages, our ZipAgents may close fewer transactions and our net revenues could suffer as a result. Also, given that our agent employee model is uncommon in the real estate industry, our compensation structure could be subject to legal challenge, such as the litigation discussed in Part II, Item 1 of this report. In addition, our agents generally earn a lower per transaction commission than a traditional independent contractor agent. If we are unsuccessful in providing our agents with more opportunities to close transactions than under the traditional model, our ability to hire and retain qualified real estate agents would be harmed, which would in turn significantly harm our business.
We have been profitable in only six quarters and may incur losses in the future, and our limited operating history makes our future financial performance difficult to assess.
We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at June 30, 2005 had an accumulated deficit of $52.4 million. While we were profitable in the third and fourth quarters of 2003, the second, third and fourth quarters of 2004 and the first quarter of 2005, we may not be profitable in future quarters or on an annual basis. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the pending settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this non-recurring settlement.
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
Additionally, the National Association of Realtors, or NAR, the dominant trade organization in the residential real estate industry, has recently adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on virtual office websites, or VOWs. We operate a VOW, which is a password protected website which allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. Individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, will be required to implement their own individual VOW policies consistent with the NAR policy by January 1, 2006. NAR has extended the deadline for the implementation of its rules at least three times during an investigation by the antitrust division of the U.S. Department of Justice into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. Once these individual MLS VOW policies are implemented, the NAR policy currently provides that member brokerages will have up to six months to comply with the policy.
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
As our operations have expanded, we have experienced rapid growth in our headcount from 839 total employees, including 717 ZipAgents, at June 30, 2004 to 1,407 total employees, including 1,235 ZipAgents, at June 30, 2005. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.
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
We currently operate in 14 markets, including 13 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Las Vegas in April 2005 and in Houston in June 2005, and we have announced plans to open in Miami, Florida in the fourth quarter of this year. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:
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
We plan to continue testing online, radio, outdoor and newspaper advertising and conduct future television advertising campaigns. We plan to increase our online advertising expenditures substantially in the near future while maintaining our offline advertising expenditures at current levels. While we intend to enhance our marketing and advertising activities in order to promote our brand, these activities may not have a material positive impact on our brand identity. In addition, maintaining our brand will depend on our ability to provide a high-quality consumer experience and high quality service, which we may not do successfully. If we are unable to maintain and enhance our brand, our ability to attract new clients or successfully expand our operations will be harmed.
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
Some of our competitors are able to undertake more extensive marketing campaigns, make more attractive offers to potential agents and clients and respond more quickly to new or emerging technologies. Over the past several years there has been a slow but steady decline in average commissions charged in the real estate brokerage industry, with the average commission percentage decreasing from 5.44% in 2000 to 5.08% in 2004 according to REAL Trends . Some of our competitors with greater resources may be able to better withstand the short- or long-term financial effects of this trend. In addition, the barriers to entry to providing an Internet-enabled real estate service are low, making it possible for current or new competitors to adopt certain aspects of our business model, including offering comprehensive MLS data to clients via the Internet, thereby reducing our competitive advantage. We may not be able to compete successfully for clients and agents, and increased competition could result in price reductions, reduced margins or loss of market share, any of which would harm our business, operating results and financial condition.
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
A significant component of our value proposition to our home buyer clients is a cash rebate provided to the buyer at closing. Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Certain states, such as Alaska, Kansas, Louisiana, Mississippi, New Jersey, Oklahoma, Oregon and Tennessee, may presently prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured, including Missouri and New York. Should we decide to expand into any of these states, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states. Moreover, we cannot predict whether alternative approaches will be cost effective or easily marketable to prospective clients. The failure to enter into these markets, or others that adopt similar restrictions, or to successfully attract clients in these markets, could harm our business.
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

As a licensed real estate broker, we and our licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. In the ordinary course of business we and our employees are subject to litigation from parties involved in transactions for alleged violations of these obligations. We self-insure some of this risk and, as we expand our business to include larger deals, we may not be able to obtain third party insurance on these larger deals with attractive terms. In addition, we may be required to indemnify our employees who become subject to litigation arising out of our business activities, including for claims related to the negligence of those employees. An adverse outcome in any such litigation could negatively impact our reputation and harm our business.
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
Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived over half of our revenues during the three and six months ended June 30, 2005 in the state of California. In addition, our servers and other technology infrastructure are located principally in the state of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather or other events outside of our control. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
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
As of June 30, 2005, we had 20,161,936 shares of common stock outstanding. The 5,232,500 shares sold pursuant to our November 2004 initial public offering are currently tradable without restriction. Almost all of the remaining shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
In addition, after the closing of our initial public offering, we registered approximately 4,131,875 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 1,797,391 shares were vested as of June 30, 2005 and, if those options are exercised, those shares are eligible for sale after the expiration of the lock-up agreements. Also as of June 30, 2005, we had outstanding warrants for 4,620,733 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale after the expiration of the lock-up agreements.
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
As of June 30, 2005, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. As of June 30, 2004, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2005 and 2004, the increase or decline in fair market value of the portfolio would be approximately $0.2 and $0 million, respectively.
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

(b)	Changes in internal control over financial reporting. In the second quarter of 2005, we continued our assessment of our internal controls to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We accordingly made changes to our internal controls, primarily with respect to better documentation and enhanced controls. We believe the changes made during the second quarter of 2005 did not, individually or in the aggregate, have a material effect on, and are not reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings:
On August 3, 2005, the Company was named in a class action lawsuit filed in Superior Court of the State of California, County of San Diego, Central Division, Sullivan, et al v. ZipRealty, case number GIC851801, by two former employee agents for the Company. The plaintiffs allege, among other things, that the Company’s expense allowance policies violate California law. The Company has reached an agreement in principle to settle this claim in exchange for the Company’s payment of $4.2 million. That agreement is expected to include a full release from any further liability on this issue and is subject to the execution of a definitive settlement agreement and court approval. We are not currently subject to any other material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of our business. Other than the litigation discussed above, management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain, and adverse outcomes are possible.
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
Item 4. Submission of Matters to a Vote of Security Holders:
At our annual meeting of stockholders held on May 10, 2005, the following individuals were elected to the Board of Directors as continuing Class I directors, each for a term of three years:

Nominees	Votes For	Votes Withheld
Matthew E. Crisp	13,989,077	217,653

Donald F. Wood	14,023,935	182,795
Marc L. Cellier, Robert C. Kagle, William Scott Kucirek, Ronald C. Brown, Eric A. Danziger and Stanley M. Koonce, Jr. continued as either Class II or Class III directors of the Company.
Also at the annual meeting of stockholders, the following proposal was adopted by the margin indicated:

Proposal	Votes For	Votes Against	Votes Abstained
Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2005	14,185,199	4,998	16,533

Item 5. Other Information:
As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005, on July 26, 2005, on the recommendation of the Corporate Governance and Nominating Committee, the Board of Directors (i) elected Elisabeth H. DeMarse as a Class I Director of the Company to fill the vacancy created by the resignation of director Matthew E. Crisp, and (ii) named Ms. DeMarse as a member of the Compensation Committee to fill the vacancy created by the departure of Mr. Crisp.
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

Date: August 11, 2005

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