Form 10-Q
period 2005-09-30
ZIPREALTY INC
filed 2005-11-10
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 20,259,269 shares of common stock outstanding at November 7, 2005.

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
Trademarks
“ZipRealty, ” “ZipAgent,” “ZipNotify” and “Your home is where our heart is” are our registered trademarks in the United States. “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.
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

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements:
UNAUDITED CONDENSED BALANCE SHEETS (In thousands)

	September 30,	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$7,629	$11,525
Short-term investments	81,549	71,972
Accounts receivable, net of allowance of $42 and $29 at September 30, 2005 and December 31, 2004, respectively	2,051	1,089
Prepaid expenses and other current assets	2,581	2,102

Total current assets	93,810	86,688
Restricted cash	190	190
Property and equipment, net	2,125	1,236
Other assets	81	12

Total assets	$96,206	$88,126

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,353	$1,478
Accrued expenses	9,793	4,287

Total current liabilities	11,146	5,765
Other long-term liabilities	49	90

Total liabilities	11,195	5,855

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 20,232 and 19,880 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	20	20
Additional paid-in capital	129,231	128,555
Common stock warrants	6,129	6,369
Deferred stock-based compensation	(308)	(438)
Accumulated other comprehensive loss	(497)	(105)
Accumulated deficit	(49,564)	(52,130)

Total stockholders’ equity	85,011	82,271

Total liabilities and stockholders’ equity.	$96,206	$88,126

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Three months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net transaction revenues	$27,576	$17,108	$70,122	$43,670
Referral and other revenues	667	463	1,696	1,071

Net revenues	28,243	17,571	71,818	44,741

Operating expenses
Cost of revenues	15,555	9,587	39,438	24,389
Product development	759	643	1,962	1,639
Marketing and business development	3,636	2,462	9,727	6,325
General and administrative	6,039	3,631	15,735	10,013
Stock-based compensation	35	41	106	127
Litigation	—	—	4,164	—

Total operating expenses	26,024	16,364	71,132	42,493

Income from operations	2,219	1,207	686	2,248

Interest income	715	59	1,967	96
Other income (expense), net	(8)	5	(11)	(1)

Total other income (expense), net	707	64	1,956	95

Income before income taxes	2,926	1,271	2,642	2,343
Provision for income taxes	76	17	76	47

Net income	$2,850	$1,254	$2,566	$2,296

Cumulative preferred stock dividends	$—	$158	$—	$472
Amount allocated to participating preferred stockholders	—	1,096	—	1,824

Net income available to common stockholders	$2,850	$—	$2,566	$—

Net income per share:
Basic	$0.14	$—	$0.13	$—
Diluted	$0.11	$—	$0.10	$—
Weighted average common shares outstanding:
Basic	20,198	1,563	20,031	1,509
Diluted	25,328	1,563	25,487	1,509

Supplemental operations information
Stock-based compensation can be allocated to the following:
Cost of revenues	$10	$13	$29	$38
Product development	1	2	3	10
Marketing and business development	1	1	2	5
General and administrative	23	25	72	74

Total stock-based compensation	$35	$41	$106	$127

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

	Nine Months ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$2,566	$2,296
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,065	614
Amortization of deferred stock-based compensation	106	127
Provision for doubtful accounts	13	3
Amortization of short-term investment premium	515	—
Changes in operating assets and liabilities
Accounts receivable	(975)	(552)
Prepaid expenses and other current assets	(479)	(1,187)
Other assets	(69)
Accounts payable	(125)	1,206
Accrued expenses	5,506	1,508
Other long-term liabilities	(41)	(36)

Net cash provided by operating activities	8,082	3,979

Cash flows from investing activities
Purchases of property and equipment	(1,954)	(1,100)
Purchases of short-term investments	(26,650)	—
Proceeds from sale and maturity of short-term investments	16,167	—

Net cash used in investing activities	(12,437)	(1,100)

Cash flows from financing activities
Proceeds from stock option exercises	448	114
Proceeds from Series E-1 preferred stock warrant exercises	—	8,177
Proceeds from common stock warrant exercises	11	—

Net cash provided by financing activities	459	8,291

Net increase (decrease) in cash and cash equivalents	(3,896)	11,170

Cash and cash equivalents at beginning of period	11,525	10,357

Cash and cash equivalents at end of period	$7,629	$21,527

Supplemental cash flow information
Non-cash investing and financing activities
Deferred stock-based compensation	$—	$430
Recapture of deferred stock-based compensation upon employee terminations	$23	$89
Unrealized loss on available-for-sale securities	$(392)	$—
Recognition of preferred stock additional paid in capital from preferred stock warrants due to exercise of preferred stock series E-1 warrants	$—	$970
Recognition of common stock additional paid in capital from common stock warrants due to exercise of common stock warrants	$240	$—
Write-off of fully depreciated property, plant, and equipment	$—	$2
The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
The accompanying unaudited interim balance sheet as of September 30, 2005, the statements of operations for the three and nine months ended September 30, 2005 and 2004, the statements of cash flows for the nine months ended September 30, 2005 and 2004, together with the related notes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U. S. Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005, or any other period. The balance sheet at December 31, 2004 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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
Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at September 30, 2005 and December 31, 2004, there were no shares of outstanding redeemable convertible preferred stock.
All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the first closing of the Company’s initial public offering.
Seasonality
The Company’s net transaction revenues and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to home sales activity and listings inventories. The Company has historically experienced slowing net transaction revenues during the fourth and first quarters because holidays and adverse weather conditions in certain regions reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended September 30, 2004 and 2003 accounted for approximately 28.2% and 30.5% of annual net transaction revenues in 2004 and 2003, respectively. Net transaction revenues during the nine months ended September 30, 2004 and 2003 accounted for approximately 71.9% and 72.3% of annual net transaction revenues in 2004 and 2003, respectively.

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
In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Upon adoption in fiscal year 2006 the Company does not anticipate that FIN 47 will have a material impact on our financial statements.
3. NET INCOME PER SHARE
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
The following table sets forth the computation of basic and dilutive net income per share for the period indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator:
Net income	$2,850	$1,254	$2,566	$2,296
Cumulative preferred stock dividends	—	158	—	472
Amount allocated to participating preferred stockholders	—	1,096	—	1,824

Net income available to common stockholders (for basic and dilutive EPS computations)	$2,850	$—	$2,566	$—

Denominator:
Weighted average common shares outstanding used to compute EPS:
Basic	20,198	1,563	20,031	1,509

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Diluted	25,328	1,563	25,487	1,509
Net income per share:
Basic	$0.14	$—	$0.13	$—
Diluted	$0.11	$—	$0.10	$—
     The following table sets forth potential common shares that are not included in the diluted net income per share calculation because to do so would be antidilutive for the results presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Stock options to purchase common stock	866	2,895	633	2,895
Participating convertible preferred stock	—	12,298	—	12,298
Warrants to purchase preferred and common stock	3	4,913	3	4,913
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
The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income as reported	$2,850	$1,254	$2,566	$2,296
Add: Stock-based compensation expense included in reported net income, net of taxes	34	40	103	123
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of taxes	(377)	(134)	(975)	(301)

Pro forma net income	$2,507	$1,160	$1,694	$2,118

Net income per share, as reported:
Basic	$0.14	$—	$0.13	$—
Diluted	$0.11	$—	$0.10	$—
Pro forma income per share:
Basic	$0.12	$—	$0.08	$—
Diluted	$0.10	$—	$0.07	$—
The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004
Expected volatility	40%	0-50%	(1)	33-40%	0-50%	(1)
Risk-free interest rate	4.0%	3.2%		3.8-4.1%	2.5-3.7%
Expected life	4 years	4 years		4 years	4 years
Expected dividend yield	0%	0%		0%	0%

(1)	The Company was a private company and, therefore, used the minimum value method under which volatility is not considered until the initial Form S-1 was filed on May 20, 2004. The Company used a 50% volatility from May 20, 2004 until the effective date of the initial public offering on November 9, 2004.
The per share weighted average fair value of options granted during the three months ended September 30, 2005 and 2004 was $5.11 and $4.75, respectively. The per share weighted average fair value of options granted during the nine months ended September 30, 2005 and 2004 was $4.88 and $2.00, respectively.
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
5. SHORT-TERM INVESTMENTS
At September 30, 2005 short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

	Gross Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(in thousands)
Money market securities	$3,962	$—	$—	$3,962
Asset backed	7,737	—	(28)	7,709
Corporate obligations	36,502	—	(233)	36,269
US Government and agency obligations	37,807	—	(236)	37,571

Total short-term investments	$86,008	$—	$(497)	$85,511

September 30,
2005
(in thousands)
Recorded as:
Cash equivalents	$3,962
Short-term investments	81,549

$85,511

At September 30, 2005, the Company’s unrealized losses on investments were all in loss positions for less than 12 months.
The estimated fair value of short-term investments classified by date of contractual maturity at September 30, 2005 are as follows:

September 30,
2005
(in thousands)
Due within one year or less	$58,432
Due after one year through two years	23,591
Due after two years through four years	3,488

$85,511

6. COMPREHENSIVE INCOME
Comprehensive income includes net income and unrealized gains (losses) on investments. Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$2,850	$1,254	$2,566	$2,296
Other comprehensive income (loss):
Change in accumulated unrealized (loss) on available-for-sale securities, net	(156)	—	(392)	—

Comprehensive income	$2,694	$1,254	$2,174	$2,296

7. COMMITMENTS AND CONTINGENCIES
The Company leases office space under noncancelable operating leases with various expiration dates through September 2008.
Future minimum lease payments under noncancelable operating leases at September 30, 2005 are as follows, in thousands:

Operating
Year ending December 31,	leases
2005	$290
2006	1,183
2007	616
2008	264

Total minimum lease payments	$2,353

Legal Proceedings
On August 3, 2005, the Company was named in a class action lawsuit filed in Superior Court of the State of California, County of San Diego, Central Division, Sullivan, et al v. ZipRealty, case number GIC851801, by two former employee agents for the Company. The plaintiffs allege, among other things, that the Company’s expense allowance policies violate California law. The Company has reached an agreement to settle this claim in exchange for the Company’s payment of $4,164,000. The agreement, which includes a full release from any further liability on this issue, was granted preliminary court approval on October 21, 2005 and is subject to final court approval. The Company is not currently subject to any other material legal proceedings. From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on the business or financial results.
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
We were founded in 1999, currently have operations in 15 major metropolitan areas, and as of September 30, 2005 employed 1,572 people, of whom 1,383 were ZipAgents. We commenced operations in Las Vegas in April 2005, in Houston in June 2005, and in Miami, Florida in October 2005.
Trends in our business
Our business has experienced rapid growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In the three months ended September 30, 2005 we generated $28.2 million in net revenues, compared to $17.6 million in the three months ended September 30, 2004. In the nine months ended September 30, 2005 we generated $71.8 million in net revenues, compared to $44.7 million in the nine months ended September 30, 2004. The number of our closed transactions increased to approximately 3,689 in the three months ended September 30, 2005 from approximately 2,371 in the three months ended September 30, 2004, and our average net revenue per transaction increased to approximately $7,475 in the three months ended September 30, 2005 from $7,215 in the three months ended September 30, 2004. The number of our closed transactions increased to approximately 9,407 in the nine months ended September 30, 2005 from approximately 6,163 in the nine months ended September 30, 2004, and our average net revenue per transaction increased to approximately $7,454 in the nine months ended September 30, 2005 from $7,086 in the nine months ended September 30, 2004. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 1,383 at September 30, 2005 from 782 at September 30, 2004. Our average net revenue per transaction increased for the three month period, primarily as a result of increasing home prices and for the nine month period primarily as a result of increasing home prices and a reduction in our rebate paid to buyers. As we add additional ZipAgents, we believe we will continue to increase our transaction volume and grow our business. In order to help agents become productive more quickly, we intend to hire agents who already work for competing brokerage firms in our existing markets. By hiring those established agents who we anticipate will be successful within our business model, we believe we can increase our transaction volume without materially diluting the number of potential transactions per agent allowing us to further increase our market share. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is significant opportunity to increase our market share and grow our revenues, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors. However, we anticipate the pace of our growth in percentage terms to slow as our company increases in size.
Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. In our opinion, these data points suggest the housing market may be in a period of transition away, with more power shifting to buyers from sellers. While over the long-term we believe a more balanced market will be beneficial to our model, which relies primarily on representing buyers, during this period of transition we may experience reduced growth rates and agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.
Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business. We have modified the compensation and expense reimbursement structure for ZipAgents over time, most recently in October 2005 in connection with the lawsuit settlement described in Part II, Item 1 of this report. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 31% to 80% of our net revenues after deducting certain other items. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs and other business expenses. ZipAgents may also be granted equity incentives based on performance. We currently believe that our most recent modifications will not materially impact our operating margins. We may make further modifications to our compensation structure in the future.
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
We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors. We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume due to our increased ZipAgent force. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the pending settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this non-recurring settlement. We again achieved profitability in the third quarter of 2005.
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
Market seasonality, cyclicality and interest rate influences
The residential real estate brokerage market is influenced both by annual seasonality factors, as well as by overall economic cycles. While individual markets vary, transaction volume activity nationally tends to progressively increase from January through the summer months, then gradually slows over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. While we believe that seasonality has been somewhat masked by our overall growth, we have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day. Net transaction revenues during the three months ended September 30, 2004 and 2003 accounted for approximately 28.2% and 30.5% of annual net transaction revenues in 2004 and 2003, respectively. Net transaction revenues during the nine months ended September 30, 2004 and 2003 accounted for approximately 71.9% and 72.3% of annual net transaction revenues in 2004 and 2003, respectively.
We believe that the overall macroeconomic environment and periodic business cycles can influence the general health of the residential real estate market at any given point in time. Generally, when economic times are fair or good, the housing market tends to perform well. If the economy is weak, interest rates dramatically increase, or there are market events such as terrorist attacks or threats, the outbreak of war or geopolitical uncertainties, the housing market could be negatively impacted.
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
Deferred stock-based compensation
We account for employee stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize deferred stock-based compensation using the straight-line method over the vesting period. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, or SAB 107, which provides the SEC Staff’s views regarding interactions between Statement of Financial Accounting Standard No.123 (Revised 2004), Share-Based Payment, or SFAS 123 (R), and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Effective with annual periods beginning after June 15, 2005, we will account for employee stock-based compensation in accordance with the provisions of SFAS 123 (R) and SAB 107 which requires companies to expense the value of employee stock options and similar awards..
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
We recorded no additional deferred stock-based compensation and amortized previously recorded deferred stock-based compensation of approximately $35,000 and $41,000 in the three months ended September 30, 2005 and 2004, respectively. We recorded additional deferred stock-based compensation of $0 and $430,000 and amortization of deferred compensation of approximately $106,000 and $127,000 in the nine months ended September 30, 2005 and 2004, respectively. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.
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
We have recorded a full valuation allowance against our deferred tax assets at September 30, 2005, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets availability to realize the benefits of those assets. We have established a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will revise the valuation allowance and will record a significant benefit to our results of operations. We have incurred annual losses for both financial and income tax reporting purposes since inception through December 31, 2003. Although we generated net income for the year ended December 31, 2004, uncertainty still remains as to the ultimate realization of our net deferred tax assets.
RESULTS OF OPERATIONS
The following table summarizes certain financial data related to our operations:

	Three months ended		Nine months ended
	September 30,		September 30,
Statements of operations data	2005	2004	2005	2004
	(in thousands, except per share data)
Net transaction revenues	$27,576	$17,108	$70,122	$43,670
Referral and other revenues	667	463	1,696	1,071

Net revenues	28,243	17,571	71,818	44,741

Operating expenses:
Cost of revenues	15,555	9,587	39,438	24,389
Product development	759	643	1,962	1,639
Marketing and business development	3,636	2,462	9,727	6,325
General and administrative	6,039	3,631	15,735	10,013
Stock-based compensation	35	41	106	127
Litigation	—	—	4,164	—

Total operating expenses	26,024	16,364	71,132	42,493

Income from operations	2,219	1,207	686	2,248

Other income (expense):
Interest income	715	59	1,967	96
Other income (expense), net	(8)	5	(11)	(1)

Total other income (expense), net	707	64	1,956	95

Income before income taxes	2,926	1,271	2,642	2,343
Provision for income taxes	76	17	76	47

Net income	$2,850	$1,254	$2,566	$2,296

Cumulative preferred stock dividends	$—	$158	$—	$472
Amount allocated to participating preferred shares	—	1,096	—	1,824

Net income available to common stockholders	$2,850	$—	$2,566	$—

Net income per share:
Basic	$0.14	$—	$0.13	$—
Diluted	$0.11	$—	$0.10	$—
Weighted average common shares outstanding:
Basic	20,198	1,563	20,031	1,509
Diluted	25,328	1,563	25,487	1,509
Net income available to common stockholders reflects the effect of cumulative and non-cumulative dividends on the Company’s redeemable convertible preferred stock which all converted to common stock upon the closing of the Company’s initial public offering on November 15, 2004. No dividend was ever declared or paid by the Company, and all rights to such dividends terminated on the date of the Company’s initial public offering.
The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statements of operations data	2005	2004	2005	2004
Net transaction revenues	97.6%	97.4%	97.6%	97.6%
Referral and other revenues	2.4	2.6	2.4	2.4

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	55.1	54.6	54.9	54.5
Product development	2.7	3.7	2.7	3.7
Marketing and business development	12.9	14.0	13.5	14.1
General and administrative	21.4	20.7	21.9	22.4
Stock-based compensation	0.1	0.2	0.2	0.3
Litigation	—	—	5.8	—

Total operating expenses	92.2	93.2	99.0	95.0

Income from operations	7.8	6.8	1.0	5.0

Other income (expense):
Interest income	2.5	0.3	2.7	0.2
Other income (expense)	—	—	—	—

Total other income, net	2.5	0.3	2.7	0.2

Income before income taxes	10.3	7.1	3.7	5.2
Provision for income taxes	0.3	0.1	0.1	0.1
Net income	10.0%	7.0%	3.6%	5.1%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other operating data	2005	2004	2005	2004
Number of ZipAgents at end of period	1,383	782	1,383	782
Total value of real estate transactions closed during period (in millions)	$1,355	$823	$3,423	$2,125
Number of transactions closed during period (1)	3,689	2,371	9,407	6,163
Average net revenue per transaction during period (2)	$7,475	$7,215	$7,454	$7,086

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.
Comparison of the three months ended September 30, 2005 and 2004
Net revenues

	Three Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Net revenues	$28,243	$17,571	$10,672	60.7%
The substantial increase in our net revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to increased transaction volume and an increase in average net revenue per transaction. Transaction volume increased by 56% and contributed $9.5 million to our revenues. This resulted from 3,689 transactions closed in the three months ended September 30, 2005 compared to 2,371 transactions closed in the three months ended September 30, 2004. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. Additionally, we continued adding new agents in Las Vegas and Houston as we commenced operations in April 2005 and June 2005, respectively. Transaction volume from Las Vegas and Houston contributed 12% of the increased transactions closed in the three months ended September 30, 2005. We had 1,383 ZipAgents at September 30, 2005 compared to 782 at September 30, 2004. Average net revenue per transaction increased by 4% and contributed $1.0 million resulting primarily from representing buyers and sellers in transactions for higher priced homes in the three months ended September 30, 2005. There was no significant impact as a result of a consumer rebate reduction in March 2004. We anticipate average net revenue per transaction to decrease modestly over the next twelve months as we grow our business in markets with lower home prices and, additionally, we anticipate the rate of price increases in existing home sales to slow relative to current levels and that home prices may decline in some markets. The increase in referral and other revenues was not significant.
We expect that the overall market for our services will continue to improve over the next twelve months as we expand our force of ZipAgents in existing markets and continue to expand into new markets.
Cost of revenues

	Three Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Cost of revenues	$15,555	$9,587	$5,968	62.3%
Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.
The increase in cost of revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was due primarily to an increase in commissions, related payroll costs and expense allowances of approximately $6.0 million related to our growth in net transaction revenues. As a percentage of net revenues, cost of revenues for the same periods increased by 0.5 percentage points due primarily to the mix of commission splits earned by our ZipAgents.
We expect our cost of revenues to increase over the next twelve months in absolute dollars as we continue to grow our business but to remain relatively consistent as a percentage of net revenues.
Product development

	Three Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Product development	$759	$643	$116	18.0%
Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of related equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
The increase in product development expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.1 million. As a percentage of net revenues, product development expenses decreased 1.0 percentage points for the same periods due primarily to the growth in our net revenues.
We expect our product development expenses to increase over the next twelve months in absolute dollars as we continue to grow our business and to decrease modestly as a percentage of net revenues.
Marketing and business development

	Three Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Marketing and business development	$3,636	$2,462	$1,174	47.7%
Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.
The increase in marketing and business development expenses in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $1.3 million necessary to support the increase in the number of ZipAgents, an increase of approximately $0.2 million in salaries and benefits partially offset by an decrease of approximately $0.4 million in advertising. As a percentage of net revenues, marketing and business development expenses for the same periods decreased 1.1 percentage points in the period due primarily to growth in our net revenues and the availability of cost effective customer leads.
We expect our marketing and business development expenses to increase over the next twelve months in absolute dollars but to remain relatively consistent as a percentage of net revenues, as we acquire more leads for our expanding ZipAgent force and potentially expand offline marketing and advertising campaigns to enhance our brand and expand into new markets.
General and administrative

	Three Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
General and administrative	$6,039	$3,631	$2,408	66.3%
General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.
The increase in general and administrative expenses in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was due to growth in our business and additional costs incurred with being a public company, and consisted primarily of approximately $0.6 million related to increased salaries and benefits, $0.1 million of travel, and $0.3 million of related operating costs for our additional management and support personnel in our district sales offices and approximately $0.1 million related to recruiting and training our expanding ZipAgent force. Additionally, corporate office expenses increased for the same periods due to approximately $0.3 million of salaries and benefits, $0.2 million of travel, $0.2 million of operating costs and approximately $0.4 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley Section 404 compliance costs. As a percentage of net revenues, general and administrative expenses increased 0.7 percentage points for the same periods.
As we expand our business and incur additional costs associated with being a public company, particularly Sarbanes-Oxley Section 404 compliance, we expect our general and administrative expenses to increase over the next twelve months in absolute dollars but to remain relatively consistent, or to slightly decline as a percentage of net revenues.
Stock-based compensation

	Three Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Stock-based compensation	$35	$41	$(6)	(14.2%)
We record deferred employee stock-based compensation for the excess of the estimated fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. We amortize deferred stock-based compensation expense over the vesting periods of the individual options on the straight-line method. Outstanding options will continue to vest over future periods provided the optionee continues in service to us. At September 30, 2005, we had approximately $0.3 million in deferred employee stock-based compensation on our balance sheet.
Future compensation expense from options granted through September 30, 2005 is estimated to be approximately $36,000 in the remainder of 2005, $143,000 in 2006 and $129,000 in 2007. These amounts may decrease if stock options for which deferred stock-based expense has been recorded are forfeited through cancellation or repurchased prior to vesting. These amounts will increase in annual periods beginning after June 15, 2005 when we will begin accounting for employee stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard No.123 (Revised 2004), Share-Based Payment which requires companies to expense the value of employee stock options and similar awards.
Interest income

	Three Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Interest income	$715	$59	$656	1,115.5%
Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was due primarily to interest earned on investing the proceeds from our initial public offering in November, 2004.
Other income (expense), net

	Three Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	Change
		(in thousands)
Other income (expense), net	$(8)	$5	($13)	(258.5%)
Other income (expense), net consists of non-operating items, which have not been significant to date.
Provision for income taxes

	Three Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Provision for income taxes	$76	$17	$59	348.5%
We recorded a provision for income taxes in the three months ended September 30, 2005 and 2004 attributable to federal and state alternative minimum taxes payable due primarily to limits on the amount of net operating losses that could be applied against income earned in 2005 and 2004 under current tax regulations. At September 30, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
Comparison of the Nine Months ended September 30, 2005 and 2004
Net revenues

	Nine Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Net revenues	$71,818	$44,741	$27,077	60.5%
The substantial increase in our net revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to increased transaction volume and an increase in average net revenue per transaction. Transaction volume increased by 53% and contributed $23.0 million resulting from 9,407 transactions closed in the nine months ended September 30, 2005 compared to 6,163 transactions closed in the nine months ended September 30, 2004. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. Additionally, we added new agents in Las Vegas and Houston as we commenced operations in April 2005 and June 2005, respectively. Transaction volume from Las Vegas and Houston contributed 6% of the increased transactions closed in the nine months ended September 30, 2005. We had 1,383 ZipAgents at September 30, 2005 compared to 782 at September 30, 2004. Average net revenue per transaction increased by 5% and contributed $3.5 million resulting primarily from representing buyers and sellers in transactions for higher priced homes in the nine months ended September 30, 2005 and as a result of a consumer rebate reduction. Of the 5% increase in average net revenue per transaction, approximately 3% and $2.4 million were due to higher home prices, and 2% and $1.1 million were due to our consumer rebate reductions. In March 2004, we lowered the rebate from 25% to 20%; the phase in of this reduction was completed by the end of the second quarter of 2004. The increase in referral and other revenues was not significant.
Cost of revenues

	Nine Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Cost of revenues	$39,438	$24,389	$15,049	61.7%

Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.
The increase in cost of revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due primarily to an increase in commissions, related payroll costs and expense allowances of approximately $15.0 million related to our growth in net transaction revenues. As a percentage of net revenues, cost of revenues for the same periods increased by 0.4 percentage points due primarily to the mix of commission splits earned by our ZipAgents.
Product development

	Nine Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Product development	$1,962	$1,639	$323	19.7%
Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
The increase in product development expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.3 million. As a percentage of net revenues, product development expenses decreased 1.0 percentage points for the same periods due primarily to the growth in our net revenues.
Marketing and business development

	Nine Months Ended
	September 30September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Marketing and business development	$9,727	$6,325	$3,402	53.8%
Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.
The increase in marketing and business development expenses in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $3.5 million necessary to support the increase in the number of ZipAgents and an increase of approximately $0.4 million in salaries and benefits partially offset by a decrease of approximately $0.5 million in advertising. As a percentage of net revenues, marketing and business development expenses for the same periods decreased 0.6 percentage points in the period due primarily to growth in our net revenues and the availability of cost effective customer leads.
General and administrative

	Nine Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
General and administrative	$15,735	$10,013	$5,722	57.1%
General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.
The increase in general and administrative expenses in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due to growth in our business and additional costs incurred with being a public company, and consisted primarily of approximately $1.2 million related to increased salaries and benefits, $0.2 million of travel, $0.8 million of related operating costs for our additional management and support personnel in our district sales offices and approximately $0.4 million related to recruiting and training our expanding ZipAgent force. Additionally corporate office expenses increased for the same periods due to approximately $1.0 million of salaries and benefits, $0.3 million of travel, $0.6 million of operating costs and approximately $1.1 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley Section 404 compliance costs. As a percentage of net revenues, general and administrative expenses decreased 0.5 percentage points for the same periods due primarily to the significant growth in our net revenues.
Stock-based compensation

	Nine Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Stock-based compensation	$106	$127	$(21)	(15.9%)
We record deferred employee stock-based compensation for the excess of the estimated fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. We amortize deferred stock-based compensation expense over the vesting periods of the individual options on the straight-line method. Outstanding options will continue to vest over future periods as long as the optionee continues in service to us. At September 30, 2005, we had approximately $0.3 million in deferred employee stock-based compensation on our balance sheet.
Litigation

	Nine Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	Change
		(in thousands)
Litigation	$4,164	$—	$4,164	100.0%
Litigation relates to a class action lawsuit filed by two former ZipAgents. The plaintiffs allege, amount other things, that our expense allowance policies violate California law. We have reached an agreement to settle this claim in exchange for our payment of $4.2 million. The agreement includes a full release from any further liability on this issue and has received preliminary court approval and is subject to final court approval. Payment is expected to be made subsequent to final court approval.
Interest income

	Nine Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	Change
		(in thousands)
Interest income	$1,967	$96	$1,871	1,963.1%
Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due primarily to interest earned on investing the proceeds from our initial public offering in November, 2004.
Other income (expense), net

	Nine Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	Change
		(in thousands)
Other income (expense), net	$(11)	$(1)	($10)	(1,822.6%)
Other income (expense), net consists of non-operating items, which have not been significant to date.
Provision for income taxes

	Nine Months Ended
	September 30,		Increase	Percent
	2005	2004	(decrease)	change
		(in thousands)
Provision for income taxes	$76	$47	$29	63.0%
We recorded a provision for income taxes in the nine months ended September 30, 2005 and 2004 attributable to federal and state alternative minimum taxes payable due primarily to limits on the amount of net operating losses that could be applied against income earned in 2005 and 2004 under current tax regulations. At September 30, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
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
As of September 30, 2005, we had cash, cash equivalents and short-term investments of $89.2 million and had no bank debt, line of credit or equipment facilities.
Operating activities
Our operating activities generated cash in the amount of $8.1 million and $4.0 million in the nine months ended September 30, 2005 and 2004, respectively. Net changes in working capital were due primarily to growth in our business, and, in 2005, additionally to the accrual of $4.2 million for litigation settlement. Our primary source of operating cash flow is the collection of our commission income from escrow companies or similar intermediaries in the real estate transaction closing process. Due to the structure of our commission arrangements, our accounts receivable are converted to cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues. Our operating cash flows will be impacted in the future by the timing of payments to our vendors for accounts payable, which are generally paid within the invoice terms and conditions. Our cash outflows are also impacted by the timing of the payment of our accrued liabilities relating to commissions and related compensation costs and client acquisition costs.
A number of non-cash items have been charged to expense and decreased our net income. These items include depreciation and amortization of property and equipment, amortization of debt discounts and non-cash interest expense relating to our debt arrangements, and amortization of deferred employee stock-based compensation expense and other stock-based charges. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.
Investing activities
Our investing activities used cash in the amount of $12.4 million and $1.1 million in the nine months ended September 30, 2005 and 2004, respectively. Uses of cash for investing activities were primarily related to purchases and sales of property and equipment, changes in restricted cash collateralizing our office lease and purchases of short-term investments.

We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
Currently, we expect our remaining 2005 capital expenditures to be approximately $0.4 million, principally to increase server capacity, upgrade the telephone system and to outfit localized agent training facilities as we move from centralized to field training.
Financing activities
Our financing activities provided cash in the amount of $0.5 million and $8.3 million in the nine months ended September 30, 2005 and 2004. Sources of cash from financing activities primarily represented proceeds from Series E-1 preferred and common stock warrants and common stock option exercises.
As of September 30, 2005, we had warrants outstanding for the purchase of an aggregate of 4,603,088 shares of our common stock at a weighted average exercise price of $3.94 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
We lease office space and equipment under non-cancelable operating leases with various expiration dates through September 2008. The following table provides summary information concerning our future contractual obligations and commitments at September 30, 2005.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
			(in thousands)
Operating lease commitments	$1,173	$1,180	$—	$—	$2,353
In addition, in September 2005, the Company signed a non-binding proposal for office space to move its headquarters to a larger space in the same building. The proposed amendment would extend the existing lease term from January 31, 2007 to January 31, 2012. Under the proposed lease amendment, the Company expects its operating lease commitments would increase by approximately $3.4 million.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123 (R)”). The new pronouncement replaces the existing requirements under SFAS No. 123 and APB 25. According to SFAS No. 123 (R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The lattice model can explicitly capture expected changes in dividends and stock volatility over the expected life of the options, in contrast to the Black-Scholes option-pricing model, which uses weighted average assumptions about option pricing. The FASB concluded that for public companies SFAS No. 123 (R) is effective for awards and stock options granted, modified or settled in cash for annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123 (R); the new rule allows public companies to implement SFAS No. 123 (R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. SFAS No. 123 (R) provides transition alternatives for public companies to restate prior interim periods or prior years. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 4 to the unaudited condensed financial statements for the proforma net income and net income per share for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, as if we used a fair-value-based method similar to the methods required under

SFAS No. 123 (R) to measure compensation expense for employee stock incentive awards. On March 29, 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123 (R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. We are currently reviewing the impact of implementing SFAS 123 (R) and SAB 107 on our financial statements.
In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not be able to claim this tax benefit until the first quarter of fiscal 2006. We do not expect the adoption of these new tax provisions to have a material impact on its financial position, results of operations or cash flows.
In March 2004, the FASB issued EITF Issue No. 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-01 once the final guidance is issued.
In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Upon adoption in fiscal year 2006 we do not anticipate that FIN 47 will have a material impact on our financial statements.
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
We have been profitable in only seven quarters and may incur losses in the future, and our limited operating history makes our future financial performance difficult to assess.
We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at September 30, 2005 had an accumulated deficit of $49.6 million. While we were profitable in the third and fourth quarters of 2003, the second, third and fourth quarters of 2004 and the first and third quarters of 2005, we may not be profitable in future quarters or on an annual basis. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the pending settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this non-recurring settlement.
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
Additionally, we operate a virtual office website, or VOW, which is a password protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. In late 2002, the National Association of Realtors, or NAR, the dominant trade organization in the residential real estate industry, adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on VOWs. Under the NAR policy, individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, were required to implement their own individual VOW policies consistent with the NAR, but NAR extended the deadline for the implementation of its rules at least three times during an investigation by the antitrust division of the U.S. Department of Justice, or DOJ, into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. In September 2005, NAR replaced its VOW policy with an Internet Listings Display, or ILD, policy containing some of the same or similar features of its former VOW policy, and the DOJ responded by immediately filing a lawsuit in federal court against NAR challenging the ILD policy. NAR has postponed the deadline for the implementation of its ILD rules by its member MLSs pending resolution of that lawsuit. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. Once the individual MLSs implement the ILD policy, the NAR policy currently provides that member brokerages will have up to 90 days to comply with the policy.
The NAR policy is designed to provide structure to the individual MLS policies concerning the display of listing information through the internet, subject to a number of areas in which the individual MLSs may tailor the policy to meet their local needs. One NAR policy provision with which the individual MLSs must adhere, once required to be implemented, is known as an “opt-out.” This provision creates a mechanism for individual brokers to prevent their listings data from being displayed by competitors on their websites but not by brick-and-mortar competitors at their offices by other means, which the DOJ has alleged is a mechanism designed to chill competition by internet-based realtors.
A few of the MLSs of which we are a member, as well as at least one of the state Association of REALTORS® of which we are a member, had adopted VOW policies with opt-out provisions, but, to our knowledge, to date no members or participants of any of those MLSs have exercised such an opt-out right. We do not know of any MLSs which have adopted the new ILD policy with its opt-out provisions. Should any such opt-outs right be exercised, it could restrict our ability to display comprehensive MLS home listings data to our consumers, which is a key part of our business model. Should our ability to display MLS listings information on our website be significantly restricted, it may reduce demand for our services and lead to a decrease in the number of residential real estate transactions completed by our ZipAgents, as well as increase our costs of ensuring compliance with such restrictions.
Our business could be harmed by transitions in the real estate markets and economic events that are out of our control and may be difficult to predict.
The success of our business depends in part on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings. The purchase of residential real estate is a significant transaction for most consumers, and one which can be delayed or terminated based on the availability of discretionary income. Economic slowdown or recession, rising interest rates, adverse tax policies, lower availability of credit, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disaster, oil price spikes or the public perception that any of these events may occur, could adversely affect the demand for residential real estate and would harm our business. Also, if interest rates increase significantly, homeowners’ ability to purchase a new home or a higher priced home may be reduced as higher monthly payments would make housing less affordable. In addition, these conditions could lead to a decline in new listings, transaction volume and sales prices, any of which would harm our operating results.
Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. In our opinion, these data points suggest the housing market may be in a period of transition away, with more power shifting to buyers from sellers.
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
As our operations have expanded, we have experienced rapid growth in our headcount from 919 total employees, including 782 ZipAgents, at September 30, 2004 to 1,572 total employees, including 1,383 ZipAgents, at September 30, 2005. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.
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
When interest rates rise, all other things being equal, housing becomes less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, potentially leading to fewer transactions or reductions in home prices in certain regions, depending also on the relevant supply-demand dynamics of those markets. Since we operate in only 15 markets around the country, it is possible that we could experience a more pronounced impact than we would experience if our operations were more diversified. Should we experience softening in our markets and not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results could be negatively impacted.
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
We currently operate in 15 markets, including 14 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Las Vegas in April 2005, in Houston in June 2005, and in Miami, Florida in October 2005. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:

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
We believe a strong brand is a competitive advantage in the residential real estate industry because of the fragmentation of the market and the large number of agents and brokers available to the consumer. Because our brand is relatively new, we currently do not have strong brand identity. We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting new clients. In order to attract and retain both clients and employees, and respond to competitive pressures, we expect to increase our marketing and business development expenditures to develop, maintain and enhance our brand in the future.
We plan to continue conducting and refining online, print and direct mail advertising and possibly to test and conduct radio, outdoor and/or television advertising campaigns. We plan to increase our online advertising expenditures in the near future while maintaining our offline advertising expenditures at current levels. While we intend to enhance our marketing and advertising activities in order to attract and retain both clients and employees, these activities may not have a material positive impact on our brand identity. In addition, developing our brand will depend on our ability to provide a high-quality consumer experience and high quality service, which we may not do successfully. If we are unable to develop, maintain and enhance our brand, our ability to attract new clients and employees or successfully expand our operations will be harmed.
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
Some of our competitors are able to undertake more extensive marketing campaigns, make more attractive offers to potential agents and clients and respond more quickly to new or emerging technologies. Over the past several years there has been a slow but steady decline in average commissions charged in the real estate brokerage industry, with the average commission percentage decreasing from 5.44% in 2000 to 5.08% in 2004 according to REAL Trends. Some of our competitors with greater resources may be able to better withstand the short- or long-term financial effects of this trend. In addition, the barriers to entry to providing an Internet-enabled real estate service are low, making it possible for current or new competitors to adopt certain aspects of our business model, including offering comprehensive MLS data to clients via the Internet, thereby reducing our competitive advantage. We may not be able to compete successfully for clients and agents, and increased competition could result in price reductions, reduced margins or loss of market share, any of which would harm our business, operating results and financial condition.
Changes in federal and state real estate laws and regulations, and rules of industry organizations such as the National Association of REALTORS®, could adversely affect our business.
The real estate industry is heavily regulated in the United States, including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act, state and local licensing laws and regulations and federal and state advertising laws. In addition to existing laws and regulations, states and industry participants and regulatory organizations could enact legislation, regulatory or other policies in the future, which could restrict our activities or significantly increase our compliance costs. Moreover, the provision of real estate services over the Internet is a new and evolving business, and legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives governing the conduct of our business. If existing laws or regulations are amended or new laws or regulations are adopted, we may need to comply with additional legal requirements and incur significant compliance costs, or we could be precluded from certain activities. Because we operate through our website, state and local governments other than where the subject property is located may attempt to regulate our activities, which could significantly increase our compliance costs and limit certain of our activities. In addition, industry organizations, such as NAR and other state and local organizations, can impose standards or other rules affecting the manner in which we conduct our business. As mentioned above, NAR has adopted rules that, if implemented, could result in a reduction in the number of home listings that could be viewed on our website. NAR has extended the deadline for the implementation of its rules pending the resolution of a lawsuit filed in federal court by the antitrust division of the U.S. Department of Justice challenging, among other things, NAR’s proposed ILD policy that dictates how brokers can display other brokers’ property listings on their websites. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. The implementation of the rules will not limit our access to listing information, but could limit the display of listing information to our clients through our website in the manner we currently utilize, as well as increase our costs of ensuring compliance with such rules. Any significant lobbying or related activities, either of governmental bodies or industry organizations, required to respond to current or new initiatives in connection with our business could substantially increase our operating costs and harm our business.
We derive a significant portion of our leads through third parties, and if any of our significant lead generation relationships are terminated, impaired or become more expensive, our ability to attract new clients and grow our business may be adversely affected.
We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source in 2004, HomeGain, Inc., which competes with us for online customer acquisition, generated approximately 21% of our leads during that period. In addition, during the third quarter of 2004 our exclusive co-branded relationship which we had in four markets with one third-party lead source, Yahoo! Inc., ended, effective July 31, 2004. Leads from this source accounted for approximately 8% of our leads and approximately 8% of our net revenues during 2004. These leads were inexpensive relative to those generated from competing sources, although they also were characterized by a lower conversion rate than is typical from our other sources. As a result, our lead replacement strategy delivered fewer leads to the agents in the areas impacted by the termination of the Yahoo! co-branded relationship but with those leads characterized by what we believe to be higher conversion potential based upon historical experience. Should this replacement strategy not be successful, or any of our other lead generation relationships become materially more expensive such that we could not obtain substitute sources on acceptable terms, our ability to attract new clients and grow our business may be impaired. Our business may also be impaired to the extent that state laws or NAR or MLS regulations make it more difficult or expensive for lead generators to provide us with sufficient leads.
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
Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately half of our revenues during the three and nine months ended September 30, 2005 in the state of California. In addition, our servers and other technology infrastructure are located principally in the state of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather or other events outside of our control. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
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
As of September 30, 2005, we had 20,232,352 shares of common stock outstanding. The 5,232,500 shares sold pursuant to our November 2004 initial public offering are currently tradable without restriction. Almost all of the remaining shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
In addition, after the closing of our initial public offering, we registered approximately 4,131,875 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 1,854,755 shares were vested as of September 30, 2005 and, if those options are exercised, those shares are eligible for sale after the expiration of the lock-up agreements. Also as of September 30, 2005, we had outstanding warrants for 4,603,088 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale after the expiration of the lock-up agreements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk:
Interest rate sensitivity
We have minimal interest rate exposure on our investments. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.
As of September 30, 2005, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. As of September 30, 2004, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2005 and 2004, the increase or decline in fair market value of the portfolio would be approximately $0.2 and $0.0 million, respectively.
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

(b)	Changes in internal control over financial reporting. In the third quarter of 2005, we continued our assessment of our internal controls to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We accordingly made changes to our internal controls, primarily with respect to better documentation and enhanced controls. We believe the changes made during the third quarter of 2005 did not, individually or in the aggregate, have a material effect on, and are not reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings:
On August 3, 2005, the Company was named in a class action lawsuit filed in Superior Court of the State of California, County of San Diego, Central Division, Sullivan, et al v. ZipRealty, case number GIC851801, by two former employee agents for the Company. The plaintiffs allege, among other things, that the Company’s expense allowance policies violate California law. The Company has reached an agreement to settle this claim in exchange for the Company’s payment of $4.2 million. The agreement, which includes a full release from any further liability on this issue, was granted preliminary court approval on October 21, 2005 and is subject to final court approval. We are not currently subject to any other material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of our business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on our business or financial results.
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
The aggregate purchase price of the offering was $68,022,500. The net offering proceeds received by us after deducting total estimated expenses were $61,402,757. We incurred total estimated expenses in connection with the offering of $6,619,743 which consisted of $1,795,943 in legal, accounting and printing fees, $4,761,575 in underwriters’ discounts, fees and commissions, and $62,225 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
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

Date: November 10, 2005

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