Form 10-K
period 2005-12-31
ZIPREALTY INC
filed 2006-03-16
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-31376
ZIPREALTY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer identification number)
2000 POWELL STEET, SUITE 300 EMERYVILLE, CA (Address of principal executive offices)	94608 (Zip Code)
(510) 735-2600
(Registrant’s telephone number)
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Shares of Common Stock, $0.001 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At March 1, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates (meaning all shares not beneficially owned by directors or officers of the registrant) was $143.1 million (based on a price of $12.84 per share, which was the closing price of the registrant’s common stock on the Nasdaq National Market on the last business day of the registrant’s most recently completed second fiscal quarter).
      We had 20,294,903 shares of common stock outstanding at March 1, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 incorporate by reference information from the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2005.

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
      We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.
      In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report.
      “ZipRealty,” “ZipAgent,” “ZipNotify” and “Your home is where our heart is” are our registered trademarks in the United States. “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.
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
Where You Can Find Additional Information
      You may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as ZipRealty, that file electronically with the Securities and Exchange Commission.

PART I

Item 1.	Business:
OVERVIEW
      We are a full-service residential real estate brokerage firm, using the Internet, proprietary technology and efficient business processes to provide home buyers and sellers with high-quality service and value. Our solution includes a client-centric business approach, a sophisticated website that empowers home buyers and sellers with relevant information, a proprietary business management technology platform and significant financial savings for consumers. With operations in 16 major metropolitan areas, we employ over 1,350 sales agents, known as ZipAgents, all of whom are licensed in their local markets, are members of the National Association of REALTORS®, or NAR, and work for us on an exclusive, full-time basis. We believe that this unique employee-based model in an industry characterized almost exclusively by independent contractors provides us with a distinct competitive advantage in being able to consistently deliver outstanding service to our clients.
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
      Our proprietary ZipAgent Platform, or ZAP, automatically matches registered users with our local ZipAgents who market and provide our comprehensive real estate brokerage services, including showing properties to our buyers and listing and marketing properties on behalf of our sellers, as well as negotiating, advisory, transaction processing and closing services. Our ZAP technology also includes a customer relationship management system that identifies and analyzes user behavior on our website allowing us to provide more relevant information and service to clients and a business management system that allows our managers to monitor the activities of our ZipAgents to ensure a high level of client service. According to a 2005 survey by the California Association of REALTORS®, 89% of home buyers who used the Internet as an important part of their home buying and selection process were very satisfied with their agent experience, compared to only 36% for traditional home buyers who did not use the Internet as an important part of their process.
      Our business was founded in 1999 and has grown rapidly since inception. We generate revenues principally from earning brokerage commissions in connection with representing buyers and sellers of residential real estate. In 2005, we generated $93.4 million in net revenues, compared to $62.3 million in 2004, $33.8 million in 2003, $17.2 million in 2002 and $4.0 million in 2001. As of December 31, 2005, we had over 825,000 active registered users who had accessed our website within the last twelve months, and since our inception we have closed over 30,000 real estate transactions with an aggregate transaction value of approximately $10.3 billion. We currently have operations in Atlanta, Baltimore/ Washington D.C./ Northern Virginia, Boston, Chicago, Dallas, Los Angeles, Orange County, Phoenix/ Scottsdale, Sacramento, San Diego, the San Francisco Bay Area, Seattle, Las Vegas, Houston, Miami and Tampa. We currently plan to begin operations in Orlando and Minneapolis in 2006 and intend to open one to three additional markets later in the year.
INDUSTRY BACKGROUND

The U.S. residential real estate market
      The residential real estate industry is one of the largest in the United States. According to REAL Trends, an industry research firm, residential real estate sales totaled over $1.96 trillion in 2004. Also according to

REAL Trends, sales of existing homes comprise the vast majority of the residential real estate market, accounting for $1.61 trillion of 2004 total home sales. Additionally, REAL Trends reported that total residential real estate brokerage commissions and fees, which are primarily derived from existing home sales, were approximately $61.1 billion in 2004. We believe that favorable demographic, cultural and economic trends have contributed to consistent long-term growth in the residential real estate industry. From 1983 to 2005, the residential real estate industry grew at a compound annual growth rate of 10% in terms of aggregate sales volume.
      The residential real estate brokerage market is highly fragmented. According to REAL Trends, the 10 largest brokerage firms accounted for approximately 10% of all brokered residential real estate transaction volume in 2004, and the single largest firm accounted for less than 5% of total transaction volume. According to NAR, there are in excess of 1.2 million members of NAR in the United States.
      Some brokerage firms are affiliated with national franchise brands, such as Century 21, Coldwell Banker, Prudential and RE/ MAX. The franchise brands typically do not directly own and operate brokerage firms, but rather license their brand names and trademarks and provide other marketing support to franchisee brokerage firms. These brokerage firms typically engage agents to work for them as independent contractors and as a result franchisors and franchisees have limited direct influence over the client relationship or the quality of client service. Brokerage firms associated with the eight largest brands accounted for slightly less than 50% of total brokered transaction volume in 2004 according to REAL Trends.

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

Increasing use of the Internet in the residential real estate transaction process
      Consumers are increasingly using the Internet as a key source of information in buying or selling a home. The 2005 National Association of Realtors Profile of Home Buyers and Sellers cites that buyers’ use of the Internet to search for homes has increased, rising from 71% in 2003 to 79% in 2005. The Internet provides a highly effective means for consumers to research information about homes in an industry that is data intensive yet historically has suffered from a lack of broad access to comprehensive and timely property listings information for consumers. The interactivity of the Internet also allows consumers to better conduct targeted searches and research relevant data about desired homes or areas. The ability to provide multiple images and rich media makes the Internet a highly effective means for brokerage firms to market and consumers to research homes.

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
      We focus on delivering high-quality service with a client-centric approach. Our solution is built around the client, not the agent. We acquire a majority of our client leads and provide ongoing value-added services through the Internet, allowing us, rather than the agent, to control the client relationship. With our employee model, we hold our agents accountable for consistently delivering a high level of client service and satisfaction. We monitor each of our ZipAgents through our ZAP technology to ensure a high level of responsiveness and enable us to quickly address any potential issues. To back up our commitment to client service, we offer our clients a $250 cash refund if they are unsatisfied with our services. In addition, our clients can influence the compensation paid to their ZipAgent based upon the results of a client satisfaction survey.
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

Addressing challenges for agents and brokerage firms
      We use proprietary business management technologies and processes to increase operational efficiency and provide excellent client service. Our proprietary ZAP technology utilizes the interactivity, broad availability and efficiencies of the Internet to allow us to increase ZipAgent productivity. After a new client completes the registration process, our ZAP technology automatically monitors the client’s searching behavior from the initial search session and assigns that client to a ZipAgent who specializes in the specific territories most frequently searched by that client during that initial session, or in the territory where the property to be sold is located. Only leads that are qualified, meaning that the client has completed the registration process and has conducted at least one home search or owns a property to be sold in an area in which we do business, are assigned to our ZipAgents, allowing our agents a steady flow of clients who are searching in the territories in which they specialize. Our ZAP technology also provides a system for organizing and prioritizing these leads, valuable customer relationship management, or CRM, tools and visibility into client website behavior. Our ZAP technology also allows our managers to observe and manage how our ZipAgents are servicing our clients. We also have proprietary transaction support tools and a dedicated group of service professionals to help our ZipAgents close transactions more efficiently. We believe our integrated consumer website and ZAP technology are difficult to replicate and allow us to manage employees effectively, rapidly scale our business to meet client needs, and provide outstanding client service.
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
      Our ZipAgent productivity has consistently exceeded that typically achieved by agents in the industry. We estimate that the average monthly productivity of real estate licensees nationwide was approximately 0.5 transactions in 2005. We calculate the average agent productivity in the industry by dividing the average estimated monthly number of brokered transactions closed during the year by the average number of total active real estate licensees. According to the Association of Real Estate License Law Officials, the number of active real estate licensees approximated 2.1 million at the end of 2005 versus approximately 1.8 million at the end of 2004. The average productivity of our total agent population was approximately 0.9 transactions per ZipAgent in 2005. For full years 2002, 2003, 2004 and 2005 the average monthly productivity of our ZipAgents ranged from 0.9 to 1.3 transactions per ZipAgent. We calculate the average monthly productivity of our ZipAgents for a full year by dividing the average monthly number of transactions closed during the year by the average number of ZipAgents employed at the beginning of each quarter in the year. We do not adjust the denominator for ZipAgents hired during the quarter, because closing transactions in the first three months of joining us is difficult given the time lags involved in the real estate closing process. The productivity level of our ZipAgents who have been with us in excess of three full months is considerably higher than the average level achieved by all our ZipAgents. We also do not adjust the denominator for ZipAgents who leave us during the quarter.
OUR STRATEGY
      Our objective is to become one of the most recognized, respected and successful companies in the residential real estate industry. The key elements of our strategy include:

Broaden and deepen our presence in existing markets
      We plan to increase our presence and market share in existing markets by expanding our number of ZipAgents and growing our home listings business. While our focus historically has been on buyers, we intend to grow our home listings business in a number of ways, such as by developing more website tools for sellers, implementing a referral system that encourages ZipAgents and clients to refer home listings and using dedicated listing specialists. We also intend to increase our penetration into the higher-priced home segment.

Enhance the ZipRealty brand
      We believe that enhancing the ZipRealty brand will heighten awareness of our company and increase the number of home buyers and sellers who use our services and ultimately increase the number of transactions that we close. We plan to increase our brand awareness by increasing our word-of-mouth marketing through such initiatives as growing consumer awareness of ZipRealty in the blogosphere, the increased use of our “refer a friend” feature and continued strong press coverage and media attention. In addition, we believe that we can enhance our brand by continuing to focus on client service, with the objective of creating lifelong relationships with our clients.

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

Expand operations into new geographic markets
      We believe that there is a significant opportunity to expand our services into new geographic markets represented by over 250 U.S. metropolitan statistical areas, or MSAs. We currently operate in 16 major metropolitan areas, including 14 of the top 25 U.S. MSAs. We currently plan to begin operations in Orlando and Minneapolis in 2006 and to open one to three additional markets later in the year. We are currently evaluating the relative attractiveness of other markets and developing entry strategies and timelines. In determining which markets we intend to expand into and in what order, we consider a variety of criteria, including demographics, business climate, housing market, competition, technology fit and regulatory environment. Currently, several states prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured. Should we decide to expand into any of these states, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states.

Continue to improve the client experience
      We believe that ongoing client satisfaction is critical to our continued success and future growth. As a result, we continually focus on improving the client experience on our website and with our ZipAgents. In addition to enhancing the functionality of our website, we plan to provide additional information to home buyers and sellers, improved personalization and search features such as comparison and market analysis tools, additional seller tools to improve our listings business and enhanced image capabilities.
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

Comprehensive MLS access for home listings data
      We offer individuals who register on our website access to comprehensive available home listings data, including pictures, from the local MLSs in the markets in which we operate. As active members of the MLSs in the markets we serve, we organize the data from each MLS database and provide it directly to consumers on our website. Unlike many real estate websites, we show listings from all broker participants in the MLSs, not just our own listings. We update this data frequently, often multiple times daily. Our website is password protected, so only individuals who provide basic registration information, agree to our terms of use and then return to our site to input a code which we email to them at the time of their registration are able to access comprehensive home listings data. Consumers can search for homes based upon numerous criteria, including location, price, square footage, number of bedrooms and bathrooms, map geography, distance from a specified address, and other characteristics and amenities such as lot size, whether a home has a fireplace or central air conditioning, and numerous other features. We do not show information from the MLS databases that is marked as confidential, such as information relating to home security.

ZipNotify
      One of our most popular consumer website tools is called ZipNotify, which allows consumers to receive an automatic email notification each time a property which meets their desired search criteria is listed on the local MLSs. Since we update our listings information at least once per day in each market, our registered users are able to learn about new listings in a timely manner. In markets that are characterized by short supply, this tool provides our clients a competitive advantage over other consumers who might have to wait for their agent to learn about the listing and then contact them with the information. The ZipNotify tool is also interactive, so with one click the consumer can login to see more detailed information on the home, schedule a visit with one of our ZipAgents to see the home, or send an email to one of our ZipAgents requesting more information about the property. Our number of ZipNotify messages has grown steadily, and averaged over 12.2 million per month in the fiscal year 2005 compared to over 5.4 million per month in the fiscal year 2004 and 2.3 million per month in the fiscal year 2003.

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

Compensation structure
      We offer our ZipAgents a compensation package that we believe is attractive compared to that offered by traditional brokerage firms. We believe that our compensation package leads to a higher degree of ZipAgent loyalty and a consistently high level of client service. Our compensation package includes:

•	Commissions. As is customary in the real estate brokerage industry, ZipAgents earn a portion of the commissions they generate for us, which is known as their split. Industry commission splits vary widely, but frequently range from 70% to 80% to the agent and the balance to the brokerage firm. Currently, our commission splits to ZipAgents vary from as low as 35% to as high as 80% of our net revenues, after deducting certain other items.

•	Expense reimbursement. All California and other eligible ZipAgents (including, where applicable, ZipAgents who have met certain levels of productivity) receive expense reimbursement. This reimbursement covers many expenses typically related to their business, such as automobile usage, cell phone usage and Internet connectivity.

•	Company-paid marketing expenses. In the traditional independent contractor model, agents are typically responsible for covering all of their own marketing expenses, including the cost of lead generation, advertising and marketing costs associated with selling homes and production of collateral materials. In our model, we cover these costs for all of our ZipAgents.

•	Benefits. One of the advantages of our employee-based model for our ZipAgents is that we provide them with a broad array of benefits that are uncommon in the real estate brokerage industry, including company-sponsored health, welfare and 401(k) plans. In addition, ZipAgents have the ability to earn stock options in connection with annual performance reviews and in some cases based upon transaction volume.

Recruiting and training
      At December 31, 2005, we employed a staff of 21 full-time recruiters who are solely dedicated to identifying and qualifying prospective ZipAgents. We offer extensive training programs both for new ZipAgents as they join us, as well as for existing ZipAgents on an on-going basis. During 2005, we moved our training facilities from regional to local offices. New ZipAgents currently receive a week of orientation and initial training on how to use ZAP in their local market office. ZipAgents then enter their respective local markets and are required to complete a series of training modules with their manager and other local resources during their first several weeks. On an on-going basis, ZipAgents are presented with training content through multiple channels, including webcasts, interactive web training modules and live presentations during their weekly sales meetings. New ZipAgents are also frequently paired with seasoned ZipAgents for their first few transactions to accelerate their training.
CLIENT ACQUISITION

Lead generation
      We want our ZipAgents to focus on providing high-quality client service, rather than finding their next client. Accordingly, we provide ZipAgents with leads of clients who are actively searching on our website for properties in their sales territories. We attract these clients principally by using two types of paid lead sources. First, we retain hosts of other websites to provide links to our website. Those hosts are typically businesses that are lead generators or that are involved in the real estate or financial services industries. Second, we actively advertise in key locations on the Web where consumers gather or conduct searches for real estate information. We currently have contractual relationships with over 40 lead sources of either type. In 2005 only two independent lead sources generated in excess of 10% of our leads. Homegain, Inc. generated approximately 29% of our leads and Google represented approximately 12% of our leads during the year. Homegain competes with us for on-line customer acquisition. In addition to paid lead sources, in 2005 we attracted approximately 29% of our leads directly to our website, which involved no direct acquisition costs.
      The majority of our lead source agreements are in the form of non-exclusive, short-term agreements (six months or less) that are generally terminable on little or no notice (60 days or less) and with no penalties. These agreements typically are priced on a cost-per-click, or CPC, cost-per-lead, or CPL, or cost-per-impression, or CPM, basis, with a majority being on a CPC and CPL basis. Under our CPC agreements, we pay a fixed amount each time a potential client clicks on one of our advertisements and is directed to our website. Under our CPL agreements, we pay a fee for each lead we generate from that source. We define a lead as a client who has registered on our website, confirmed an email address, searched for homes or owns a home to be sold in an area where we have operations, and has been assigned to one of our ZipAgents. Under our CPM agreements, we are charged a fee each time a potential client views one of our advertisements.
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
PRODUCT DEVELOPMENT AND ENGINEERING
      At December 31, 2005, our technology team was comprised of 26 employees, including a product development team, software engineers, database and data center engineers and a data acquisition team. Our technology team focuses on enhancing and improving our existing technology as well as developing new proprietary tools.
      Our technology team is responsible for maintaining property listings data through our over 36 MLS memberships. In order to ensure we provide the most comprehensive and timely data available, we download MLS data seven days a week, and for most MLSs, multiple times per day. Currently, we provide information on approximately 580,000 homes in our searchable database in the markets we serve. To provide our consumers with a more complete understanding of homes and neighborhoods, we combine data from the MLSs with additional local information from other data sources which we license on a non-exclusive basis.
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
      State regulation. Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license. In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. Although payment of rebates or credits to real estate purchasers of the type we offer are permitted in most states, some states either do not permit these rebates or credits, or do not permit them in the form that we currently provide them. In each of the eleven states and the District of Columbia where we currently have operations, we have designated one of our officers as the individually licensed broker and, where applicable, we hold a corporate real estate broker’s license.
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
      Further, the Department of Labor’s regulations are subject to interpretation by the Department of Labor and the courts and are subject to change. New regulations were promulgated in final form on April 23, 2004 and went into effect August 23, 2004. Accordingly, there is little precedent or guidance regarding the interpretation and application of the new regulations with respect to the “outsider sales exemption” nor any assurance how long these regulations will remain in place. In the event it appears the legal standard for the “outside sales exemption” changes, it may be necessary to modify the ZipAgent compensation structure.
      Individual states also sometimes elect to adopt overtime and minimum wage laws providing greater benefits to employees than the Fair Labor Standards Act. The ZipAgent job is designed to qualify for exemption from such laws, to the extent applicable, in the states in which we currently employ ZipAgents. Like the federal law, these state laws are applied on a case-by-case basis considering the duties of specific individuals and are subject to judicial and agency interpretation and legislative change. New interpretations or changes in state law, or expansion of operations to states that do not recognize an “outside sales exemption” comparable to the federal exemption, may require modification of the ZipAgent compensation structure. In addition, some states, such as California, have enacted laws concerning the reimbursement of employee expenses, which caused us to change our compensation practices in 2005. If we are so required by other state laws, we may need to modify our compensation structure in such states.

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
      Additionally, we operate a virtual office website, or VOW, which is a password-protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. In late 2002, NAR, the dominant trade organization in the residential real estate industry, adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on VOWs. Under the NAR policy, individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, were required to implement their own individual VOW policies consistent with those of NAR, but NAR extended the deadline for the implementation of its rules at least three times during an investigation by the antitrust division of the U.S. Department of Justice, or DOJ, into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. In September 2005, NAR replaced its VOW policy with an Internet Listings Display, or ILD, policy containing some of the same or similar features of its former VOW policy, and the DOJ responded by immediately filing a lawsuit in federal court against NAR challenging the ILD policy. NAR has postponed the deadline for the implementation of its ILD rules by its member MLSs pending resolution of that lawsuit. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. Once the individual MLSs implement the ILD policy, the NAR policy currently provides that member brokerages will have up to 90 days to comply with the policy.
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
COMPETITION
      The market for residential real estate brokerage services is highly fragmented at the national level, with no individual brokerage holding more than a 5% share, and the 10 largest brokerages holding less than 10% collectively, according to the latest REAL Trends information available as of this writing. However, the eight largest national brands that brokerages work under through franchise affiliations had slightly less than a 50% U.S. market share, according to REAL Trends, providing the potential for significant national and local influence. We compete with these brokerages at the local level to represent home buyers or sellers. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Cendant Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT Incorporated owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Cendant. We are also subject to competition from local or regional firms, as well as individual real estate agents. We also compete or may in the future compete with various online services, such as InterActiveCorp/ IAC and its LendingTree unit, HouseValues, Inc., HomeGain, Inc., Homestore, Inc. and its Realtor.com affiliate, Zillow and Yahoo! Inc. that also look to attract and service home buyers and sellers using the Internet. Homestore is affiliated with NAR, National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Homestore with preferred access to listing information and other competitive advantages. While these online services companies are intermediaries providing lead referrals and are not full-service brokerages like us, we compete with these companies to attract consumers to our website. There are also a growing number of discount firms that cater exclusively to clients who are looking for reduced service levels as well as for sale by owner services.

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
EMPLOYEES
      At December 31, 2005, we had 1,556 employees. Of this total, 1,366 were licensed ZipAgents, 93 were district directors or field support personnel and 97 were corporate employees. We consider our employee relations to be good.
EXECUTIVE OFFICERS
      The following table sets forth certain information about our executive officers as of March 10, 2006:

Name	Age	Position

Eric A. Danziger	51	President, Chief Executive Officer and Director
Gary M. Beasley	40	Executive Vice President and Chief Financial Officer
William C. Sinclair	57	Executive Vice President, Operations and Business Development
Joseph Patrick Lashinsky	39	Senior Vice President, Product Strategy and Development
Jeffrey G. Wagoner	46	Senior Vice President, Sales
David A. Rector	60	Vice President, Controller and Chief Accounting Officer
Richard H. Roberts	41	Vice President, Marketing
Karen B. Seto	41	Vice President, General Counsel and Secretary

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
      William C. Sinclair has served as our Executive Vice President of Operations and Business Development since August 2005. From September 2002 to August 2005, Mr. Sinclair serves as our Senior Vice President of Sales and Operations. Prior to joining us, from October 1998 to September 2002, Mr. Sinclair served as Executive Vice President and Chief Operating Officer for the Asia Pacific division of Radisson Hotels and Resorts Worldwide. From December 1997 to October 1998, Mr. Sinclair served as Vice President of New Business Development for Promus Hotel Corporation. Mr. Sinclair holds a Bachelor of Arts degree in business from Washington State University.
      Joseph Patrick Lashinsky has served as our Senior Vice President of Product Strategy and Development since April 2005. From February 2000 to April 2005, Mr. Lashinsky served as our Vice President in a number of marketing, business development and sales positions. Prior to joining us, from March 1999 to February 2000, Mr. Lashinsky served as Group Marketing Manager at Del Monte Foods Company. Mr. Lashinsky holds a Masters of Business Administration degree from the University of California at Los Angeles and a Bachelor of Arts degree in political economies of industrialized societies from the University of California at Berkeley.
      Jeffrey G. Wagoner has served as our Senior Vice President of Sales since August 2005. From April 2004 to August 2005, Mr. Wagoner served as our Vice President and Regional Manager, Western Region. From October 1998 to April 2004, Mr. Wagoner served in several management positions at Wyndham Hotels, including Senior Vice President of Operations for the North and Central regions of Wyndham Hotels & Resorts and Summerfield Suites and Senior Vice President of Wyndham Hotels and Garden Hotels throughout North America.
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
      Richard H. Roberts has served as our Vice President of Marketing since August 2005. From September 2002 to July 2005, Mr. Roberts served as Associate Vice President of Product for CNET.com, a web site that connects buyers and sellers of personal technology products. From May 2001 to September 2002, Mr. Roberts served as Senior Director of Marketing for Broderbund Software, a producer of consumer software. From August 1997 to March 2001, Mr. Roberts served as Vice President of Marketing for Zing.com., a leading photo e-commerce web site. Mr. Roberts holds a Masters of Business Administration degree from the School of Management at Yale University and a Bachelor of Arts degree in economics from Emory University.
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

Item 1A.	Risk Factors:
RISK FACTORS
      Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have been profitable in only eight quarters and may incur losses in the future, and our limited operating history makes our future financial performance difficult to assess.
      We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at December 31, 2005 had an accumulated deficit of $31.7 million. While we were profitable in the third and fourth quarters of 2003, the second, third and fourth quarters of 2004 and the first, third and fourth quarters of 2005, we may not be profitable in future quarters or on an annual basis. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement.
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
      Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. Nationally, sales of existing homes fell 5.2% year-over-year in January 2006 to a seasonally adjusted annual rate of 6.6 million, the lowest in nearly two years. This represented the fifth month in a row that sales have declined. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity.

Our business model is new and unproven, and we cannot guarantee our future success.
      Our Internet-enabled residential real estate brokerage service is a relatively new and unproven business model. Our business model differs significantly from that of a traditional real estate brokerage firm in several ways, including our heavy reliance on the Internet and technology and our employee agent model. The success of our business model depends on our ability to achieve higher transaction volumes at an overall lower cost per transaction in order to offset the costs associated with our technology, employee benefits, marketing and advertising expenses and discounts and rebates. If we are unable to efficiently acquire clients and maintain agent productivity in excess of industry averages, our ZipAgents may close fewer transactions and our net revenues could suffer as a result. Also, given that our agent employee model is uncommon in the real estate industry, our compensation structure could be subject to legal challenge, such as the litigation discussed in Part I, Item 3 of this report. In addition, our agents generally earn a lower per transaction commission than a traditional independent contractor agent. If we are unsuccessful in providing our agents with more opportunities to close transactions than under the traditional model, our ability to hire and retain qualified real estate agents would be harmed, which would in turn significantly harm our business.

If we fail to recruit, hire and retain qualified agents, we may be unable to service our clients and our growth could be impaired.
      Our business requires us to hire employees who are licensed real estate agents, and our strategy is based on consistently and rapidly growing our team of ZipAgents. Competition for qualified agents is intense, particularly in the markets in which we compete, and retention is an industry-wide issue. While there are many licensed real estate agents in our markets and throughout the country, historically we have had difficulties in recruiting and retaining properly qualified licensed agents due particularly to agent discomfort with using technology and being actively managed by an employer. In addition, our lower per transaction agent commission model may be unattractive to certain higher performing agents. If we are unable to recruit, train and retain a sufficient number of qualified licensed real estate agents, we may be unable to service our clients properly and grow our business.
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
      Furthermore, we rely on federal and state exemptions from minimum wage and fair labor standards laws for our ZipAgents, who are compensated solely through commissions. Such exemptions may not continue to be available, or we may not qualify for such exemptions, which could subject us to penalties and damages for non-compliance. Also, some states, such as California, have enacted laws requiring the reimbursement of employee expenses, which caused us to change our compensation practices in 2005. If similar exemptions are not available in states where we desire to expand our operations or if they cease to be available in the states where we currently operate, or if we are so required by other state laws, we may need to modify our agent compensation structure in such states, which could cause our compensation practices to be less attractive to agents or more expensive to the Company.

Our failure to effectively manage the growth of our ZipAgents and our information and control systems could adversely affect our ability to service our clients.
      As our operations have expanded, we have experienced rapid growth in our headcount from 1,059 total employees, including 914 ZipAgents, at December 31, 2004 to 1,556 total employees, including 1,366 ZipAgents, at December 31, 2005. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.
      As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. This ability is particularly critical as we implement new systems and controls to help us comply with the more stringent requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Effective internal control over financial reporting is required by law and is necessary for us to provide reliable financial reports and effectively prevent fraud. Effective disclosure controls and procedures are required by law and are necessary for us to file complete, accurate and timely reports under the Securities Exchange Act of 1934. Any inability to provide reliable financial reports or prevent fraud or to file complete, accurate and timely reports under the Securities Exchange Act could harm our business, harm our reputation or result in a decline in or stock price. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan.

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
      When interest rates rise, all other things being equal, housing becomes less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, potentially leading to fewer transactions or reductions in home prices in certain regions, depending also on the relevant supply-demand dynamics of those markets. Since we operate in only 16 markets around the country, it is possible that we could experience a more pronounced impact than we would experience if our operations were more diversified. Should we experience softening in our markets and not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results could be negatively impacted.

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
      We currently operate in 16 markets, including 14 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Las Vegas in April 2005, in Houston in June 2005, in Miami, Florida in October 2005 and in Tampa, Florida, in February 2006. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:

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
      The residential real estate market is highly fragmented, and we have numerous competitors, many of which have greater name recognition, longer operating histories, larger client bases, and significantly greater financial, technical and marketing resources than we do. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/ MAX International Inc. and Cendant Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Cendant. We are also subject to competition from local or regional firms, as well as individual real estate agents. We also compete or may in the future compete with various online services, such as InterActiveCorp and its LendingTree unit, HouseValues, Inc., HomeGain, Inc., Homestore, Inc. and its Realtor.com affiliate, Zillow and Yahoo! Inc. that also look to attract and monetize home buyers and sellers using the Internet. Homestore is affiliated with NAR, the National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Homestore with preferred access to listing information and other competitive advantages. In addition, our technology-focused business model is a relatively new approach to the residential real estate market and many consumers may be hesitant to choose us over more established brokerage firms employing traditional techniques.
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
      We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source, Homegain, Inc., which competes with us for online customer acquisition, generated approximately 29% and 21% of our leads during 2005 and 2004, respectively. In addition, during the third quarter of 2004 our exclusive co-branded relationship which we had in four markets with one third-party lead source, Yahoo! Inc., ended, effective July 31, 2004. Leads from this source accounted for approximately 8% of our leads and approximately 8% of our net revenues during 2004. These leads were inexpensive relative to those generated from competing sources, although they also were characterized by a lower conversion rate than is typical from our other sources. As a result, our lead replacement strategy delivered fewer leads to the agents in the areas impacted by the termination of the Yahoo! co-branded relationship but with those leads characterized by what we believe to be higher conversion potential based upon historical experience. Should this replacement strategy not be successful, or any of our other lead generation relationships become materially more expensive such that we could not obtain substitute sources on acceptable terms, our ability to attract new clients and grow our business may be impaired. Our business may also be impaired to the extent that state laws or NAR or MLS regulations make it more difficult or expensive for lead generators to provide us with sufficient leads.

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

Any system error or failure, or a sudden and significant increase in traffic, may significantly delay response times or even cause our system to fail resulting in the unavailability of our Internet platform. For example, in 2005 we experienced an unscheduled outage that lasted approximately 12 hours. During this period our clients and prospective clients were unable to access our website or receive notifications of new listings. While we have taken measures to prevent unscheduled outages, outages may occur in the future. In addition, our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Our network infrastructure is located in the San Francisco Bay area, which is susceptible to earthquakes and has, in the past, experienced power shortages and outages, any of which could result in system failures and service outages. We may not be able to expand our network infrastructure, either on our own or through use of third party hosting systems or service providers, on a timely basis sufficient to meet demand. Any interruption, delay or system failure could result in client and financial losses, litigation or other consumer claims and damage to our reputation.

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.
      Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 52% of our revenues in the year ended December 31, 2005 in the state of California. In addition, our servers and other technology infrastructure are located principally in the state of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather, economic or market conditions or other events outside of our control. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.

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
      In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (revised 2004), that requires companies to expense the value of employee stock options and similar awards. In April 2005, the Securities and Exchange Commission amended the compliance dates and, accordingly, we will be required to record an expense for our stock-based compensation plans using the fair value method beginning on January 1, 2006. This expense will exceed the expense we currently record for our stock-based compensation plans and correspondingly reduce our net income in future periods.

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

Because our marketing relationship with E-LOAN represents a source of revenue for us and funding for our clients, we could be harmed if this relationship became impaired.
      We receive revenues from our marketing relationship with E-LOAN, Inc., which provides the ZipRealty Mortgage Center on our website and pays us a flat monthly fee that is established on a periodic basis (representing less than 3% of our revenues during fiscal year 2005). E-LOAN was acquired by Popular, Inc. in late 2005. If our marketing relationship with E-LOAN became impaired, we could lose a source of marketing revenue that we may not be able to readily replace, and our clients could have a more difficult time obtaining financing, which could negatively impact our transaction revenues.
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
      As of December 31, 2005, we had 20,273,304 shares of common stock outstanding. The 5,232,500 shares sold pursuant to our November 2004 initial public offering are currently tradable without restriction. Almost all of the remaining shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
      In addition, we have registered approximately 4,942,807 shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 2,074,629 shares were vested as of December 31, 2005 and, if those options are exercised, those shares are eligible for sale. Also as of December 31, 2005, we had outstanding warrants for 4,603,088 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale after the expiration of the lock-up agreements.

Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.
      Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own over half of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our board of directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 1B.	Unresolved Staff Comments:
      None.

Item 2.	Properties:
      Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 23,803 square feet of office space, under a lease that expires in January 2012. This facility accommodates our principal administrative and finance operations. We occupy a leased facility in each of our operating districts to accommodate offices for our district director and support staff. We generally do not provide office space for our ZipAgent force. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available for lease to meet our future needs.

Item 3.	Legal Proceedings:
      On August 3, 2005, we were named in a class action lawsuit filed in Superior Court of the State of California, County of San Diego, Central Division, Sullivan, et al v. ZipRealty, case number GIC851801, by two former employee agents. The plaintiffs alleged, among other things, that our expense allowance policies violated California law. We reached an agreement to settle this claim in exchange for a payment of $4.2 million. The agreement, which included a full release from any further liability on this issue, was granted preliminary court approval on October 21, 2005 and final court approval on February 10, 2006. We have made full payment under the settlement agreement.
      We are not currently subject to any other material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of our business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on our business, results of operations, financial position, or cashflows.

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

Market information
      Our common stock began trading on the Nasdaq National Market under the symbol “ZIPR” on November 10, 2004. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq National Market:

	High	Low

2004 Calendar year
Fourth Quarter (November 10 to December 31, 2004)	$19.20	$14.75
2005 Calendar year
First Quarter	$18.34	$13.35
Second Quarter	$15.92	$12.30
Third Quarter	$14.17	$12.13
Fourth Quarter	$13.73	$7.87
      As of March 1, 2006, we had approximately 164 common stockholders of record and a substantially greater number of beneficial owners.

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
      The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,

Statements of Operations Data	2005	2004	2003	2002	2001

	(In thousands except per share data)
Net transaction revenues	$91,082	$60,749	$32,679	$16,795	$3,907
Referral and other revenues	2,323	1,539	1,128	368	56

Net revenues	93,405	62,288	33,807	17,163	3,963

Operating expenses:
Cost of revenues	51,084	33,858	19,929	13,450	6,969
Product development	2,749	2,245	1,717	1,559	1,899
Marketing and business development	12,303	8,821	5,003	4,451	3,225
General and administrative	21,939	14,342	9,464	10,378	5,447
Stock-based compensation	140	159	85	84	185
Litigation	4,164	—	—	—	—

Total operating expenses	92,379	59,425	36,198	29,922	17,725

Income (loss) from operations	1,026	2,863	(2,391)	(12,759)	(13,762)

Other income (expense):
Interest expense	—	—	(2,273)	(2,118)	(226)
Interest income	2,741	411	60	126	193
Other income (expense), net	(14)	(1)	21	(14)	3

Total other income (expense), net	2,727	410	(2,192)	(2,006)	(30)

Income (loss) before income taxes	3,753	3,273	(4,583)	(14,765)	(13,792)
Provision for (benefit from) income taxes	(16,714)	89	—	—	—

Net income (loss)	$20,467	$3,184	$(4,583)	$(14,765)	$(13,792)

Cumulative preferred stock dividends	—	552	631	631	385
Amount allocated to participating preferred shares	—	2,632	—	—	—

Net income (loss) available to common stockholders	$20,467	$—	$(5,214)	$(15,396)	$(14,177)

Net income (loss) per share:
Basic	$1.02	$—	$(3.57)	$(10.63)	$(9.96)
Diluted	$0.82	$—	$(3.57)	$(10.63)	$(9.96)
Weighted average common shares outstanding:
Basic	20,089	3,798	1,459	1,448	1,424
Diluted	25,080	3,798	1,459	1,448	1,424

	December 31,

Balance Sheet Data	2005	2004	2003	2002	2001

	(In thousands)
Cash, cash equivalents and short-term investments	$88,909	$83,497	$10,357	$8,961	$931
Working capital	84,047	80,923	8,183	7,817	(171)
Total assets	113,953	88,126	12,430	12,047	4,018
Total long-term liabilities	38	90	157	17,082	316
Total liabilities	10,172	5,855	3,535	19,827	1,962
Redeemable convertible preferred stock and warrants	—	—	63,556	42,392	37,554
Total stockholders’ equity (deficit)	103,781	82,271	(54,660)	(50,172)	(35,497)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
      The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those set forth in “Risk Factors” in Item 1A of Part I of this report and elsewhere in this report. We undertake no obligation to update any information contained in these forward-looking statements.
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
      We were founded in 1999, currently have operations in 16 major metropolitan areas, and as of December 31, 2005 employed 1,556 people, of whom 1,366 were ZipAgents. We commenced operations in Las Vegas in April 2005, in Houston in June 2005, in Miami, Florida in October 2005 and in Tampa, Florida in February 2006. We currently plan to open three to five additional markets later in the year.

Trends in our business
      Our business has experienced rapid growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In 2005, we generated $93.4 million in net revenues, compared to $62.3 million in 2004 and $33.8 million in 2003. The number of our closed transactions increased from approximately 5,394 in 2003 to approximately 8,500 in 2004 to approximately

12,317 in 2005, and our average net revenue per transaction increased from approximately $6,058 in 2003 to approximately $7,147 in 2004 to approximately $7,395 in 2005. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased from 440 at December 31, 2003 to 914 at December 31, 2004 to 1,366 at December 31, 2005. Our average net revenue per transaction increased over this time primarily as a result of increasing home prices and a reduction in our rebate paid to buyers. As we add additional ZipAgents, we believe we will continue to increase our transaction volume and grow our business. In order to help agents become productive more quickly, we intend to hire agents who already work for competing brokerage firms in our existing markets. By hiring those established agents who we anticipate will be successful within our business model, we believe we can increase our transaction volume without materially diluting the number of potential transactions per agent allowing us to further increase our market share. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is significant opportunity to increase our market share and grow our revenues, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors. However, we anticipate the pace of our growth in percentage terms to slow as our company increases in size.
      Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, nationally sales of existing homes fell 5.2% year-over-year in January 2006 to a seasonally adjusted annual rate of 6.6 million, the lowest in nearly two years. This represented the fifth month in a row that sales have declined. Moreover, inventory of unsold homes is the largest since August of 1998. In the state of California, the California Association of REALTORS reported that sales of existing homes declined 24.1% year-over-year during the month of January 2006. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers. While over the long-term we believe a more balanced market will be beneficial to our model, which relies primarily on representing buyers, during this period of transition we may continue to experience reduced growth rates and agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.
      Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business. We have modified the compensation and expense reimbursement structure for ZipAgents over time, most recently in February 2006. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 35% to 80% of our net revenues after deducting certain other items. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs and other business expenses. ZipAgents may also be granted equity incentives based on performance. We currently believe that our most recent modifications will not materially impact our operating margins. We may make further modifications to our compensation structure in the future.
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

      We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors. We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume due to our increased ZipAgent force. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. We again achieved profitability in the third and fourth quarters of 2005, but because of seasonality as well as the current softening in the residential real estate market, we expect to experience a net loss in the first quarter of 2006.
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

Deferred stock-based compensation
      We account for employee stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize deferred stock-based compensation using the straight-line method over the vesting period. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, or SAB 107, which provides the SEC Staff’s views regarding interactions between Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Effective with annual periods beginning after June 15, 2005, we will account for employee stock-based compensation in accordance with the provisions of SFAS 123R and SAB 107 which requires companies to expense the value of employee stock options and similar awards. We will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method. We will apply the Black-Scholes model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period.
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

      We recorded deferred stock-based compensation of $0, $0.4 million and $0.3 million and amortization of such deferred compensation of approximately $140,000, $159,000 and $85,000 in the years ended December 31, 2005, 2004 and 2003, respectively. Had different assumptions or criteria been used to determine the deemed fair value of the stock options, materially different amounts of stock compensation expenses could have been reported.

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
      Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss tax carryforwards generated before we achieved profitability. During the fourth quarter 2005, we concluded that it is more likely than not that we will be able to realize the benefit of a significant portion of these deferred tax assets in the future. Consequently, we recognized a net tax benefit of $16.7 million resulting primarily from the release of a significant portion of the net deferred tax valuation allowance.
      At December 31, 2005, we had federal and state net operating loss carryforwards of approximately $45 million and $29 million, respectively, available to offset future taxable income. If not utilized, the federal and state net operating losses will begin to expire in 2020 for federal and 2010 for state tax purposes, respectively.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. We have federal and state net operating losses of approximately $1 million at December 31, 2005 that are subject to annual limitations of $20,000.
      The difference between our effective income tax rate and the federal statutory rate is primarily a function of the release of the valuation allowance provided against the net deferred tax assets and permanent differences. Our future effective income tax rate will depend on various factors, such as changes in our valuation allowance, pending or future tax law changes including rate changes and the tax benefit from research and development credits, potential limitations on the use of federal and state net operating losses, and state taxes.

RESULTS OF OPERATIONS
      The following table summarizes certain financial data related to our operations:

	Year Ended December 31,

Statements of Operations Data	2005	2004	2003

	(In thousands)
Net transaction revenues	$91,082	$60,749	$32,679
Referral and other revenues	2,323	1,539	1,128

Net revenues	93,405	62,288	33,807

Operating expenses:
Cost of revenues	51,084	33,858	19,929
Product development	2,749	2,245	1,717
Marketing and business development	12,303	8,821	5,003
General and administrative	21,939	14,342	9,464
Stock-based compensation	140	159	85
Litigation	4,164	—	—

Total operating expenses	92,379	59,425	36,198

Income (loss) from operations	1,026	2,863	(2,391)

Other income (expense):
Interest expense	—	—	(2,273)
Interest income	2,741	411	60
Other income (expense), net	(14)	(1)	21

Total other income (expense), net	2,727	410	(2,192)

Income (loss) before income taxes	3,753	3,273	(4,583)
Provision (benefit) for income taxes	(16,714)	89	—

Net income (loss)	$20,467	$3,184	$(4,583)

Cumulative preferred stock dividends	—	552	631
Amount allocated to participating preferred shares	—	2,632	—

Net income (loss) available to common stockholders	$20,467	$—	$(5,214)

Net income (loss) per share:
Basic	$1.02	$—	$(3.57)
Diluted	$0.82	$—	$(3.57)
Weighted average common shares outstanding:
Basic	20,089	3,798	1,459
Diluted	25,080	3,798	1,459
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

Other financial data (unaudited)

Pro forma net income (loss) per share
      To supplement our statement of operations and net income (loss) per share data, pro forma basic and diluted net income loss per share have been computed to (i) give effect to the conversion of redeemable convertible preferred stock into common stock upon the closing of the Company’s initial public offering on an as-if-converted basis for the years ended December 31, 2005, 2004 and 2003 as if such conversion occurred at the beginning of the respective period or original issue date, if later; and (ii) remove from net income (loss) available to common stockholders the effect of dividends and earnings allocated to preferred stockholders. This non-GAAP adjustment is provided to enhance the user’s overall understanding of our current financial performance and to provide comparability with future per share calculations. Specifically, we believe the non-GAAP results provide useful information to both management and investors by excluding the effect of dividends that were never declared and/or paid and to assume the conversion of redeemable convertible preferred stock to common stock at the beginning of all periods displayed. The unaudited non-GAAP pro forma net income (loss) per share should not be considered in isolation or as a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from non-GAAP measures used by other companies. The unaudited pro forma net income (loss) per share should be reviewed in conjunction with the following schedule that provides a quantitative reconciliation of the differences between such calculation and the financial information presented in accordance with generally accepted accounting principles.
      The following table sets forth the computation of pro forma basic and dilutive net income (loss) per share for the period indicated:

	Year Ended December 31,

	2005	2004	2003

	(In thousands except per share
	data)
Numerator (for basic and diluted)
Net income (loss) available to common stockholders	$20,467	$—	$(5,214)
Add:
Cumulative preferred stock dividends	—	552	631
Amount allocated to participating preferred shares	—	2,632	—

Numerator (for basic and diluted) — pro forma net income (loss)	20,467	3,184	(4,583)

Denominator
Weighted average common shares outstanding	20,089	3,798	1,459
Add:
Weighted average of convertible preferred stock	—	10,324	7,934

Pro forma denominator for basic calculation:	20,089	14,122	9,393

Effect of dilutive securities
Add:
Weighted average of warrants outstanding	3,273	3,272	—
Weighted average of stock options outstanding	1,718	1,968	—

Pro forma denominator for diluted calculation:	25,080	19,362	9,393
Pro forma net income (loss) per share:
Basic	$1.02	$0.23	$(0.49)
Diluted	$0.82	$0.16	$(0.49)

      The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Year Ended December 31,

Statements of Operations Data	2005	2004	2003

Net transaction revenues	97.5%	97.5%	96.7%
Referral and other revenues	2.5	2.5	3.3

Net revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	54.7	54.4	58.9
Product development	2.9	3.6	5.1
Marketing and business development	13.2	14.2	14.8
General and administrative	23.5	23.0	28.0
Stock-based compensation	0.1	0.3	0.3
Litigation	4.5	—	—

Total operating expenses	98.9	95.5	107.1

Income (loss) from operations	1.1	4.5	(7.1)

Other income (expense):
Interest expense	—	—	(6.7)
Interest income	2.9	0.7	0.2
Other income (expense)	—	—	0.1

Total other income (expense), net	2.9	0.7	(6.4)

Income (loss) before income taxes	4.0	5.2	(13.5)
Provision (benefit) for income taxes	(17.9)	0.1	—

Net income (loss)	21.9%	5.1%	(13.5)%

	Year Ended December 31,

Other Operating Data	2005	2004	2003

Number of ZipAgents at end of period	1,366	914	440
Total value of real estate transactions closed during period (in billions)	$4.4	$3.0	$1.6
Number of transactions closed during period(1)	12,317	8,500	5,394
Average net revenue per transaction during period(2)	$7,395	$7,147	$6,058

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Comparison of the years ended December 31, 2005 and December 31, 2004

Net revenues

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
Net revenues	$93,405	$62,288	$31,117	50.0%

      The substantial increase in our net revenues for 2005 compared to 2004 was primarily due to increased transaction volume and an increase in average net revenue per transaction. Transaction volume increased by 45% and contributed $27.3 million resulting from 12,317 transactions closed in 2005 compared to 8,500 transactions closed in 2004. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. Additionally, we continued adding new agents in Las Vegas, Houston and Miami as we commenced operations in April 2005, June 2005 and October 2005, respectively. Transaction volume from Las Vegas, Houston and Miami contributed 9% of the increased transactions closed in 2005. We had 1,366 ZipAgents at December 31, 2005 compared to 914 at December 31, 2004. Average net revenue per transaction increased by 5.0% and contributed $3.1 million resulting primarily from representing buyers and sellers in transactions for higher priced homes in 2005 and as a result of a consumer rebate reduction in March 2004. Of the 5% increase in average net revenue per transaction, approximately 3% and $2.0 million were due to higher home prices, and 2% and $1.1 million were due to our consumer rebate reductions. In March 2004, we lowered the rebate from 25% to 20%; the phase in of this reduction was completed by the end of the second quarter of 2004. We anticipate average net revenue per transaction to decrease modestly during 2006 as we grow our business in markets with lower home prices and, additionally, we anticipate the rate of price increases in existing home sales to slow relative to current levels and that home prices may decline in some markets. The increase in referral and other revenues was not significant.
      We expect that the overall market for our services will continue to improve in 2006 as we expand our force of ZipAgents in existing markets and continue to expand into new markets.

Cost of revenues

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
Cost of revenues	$51,084	$33,858	$17,226	50.9%
      Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.
      The increase in cost of revenues for 2005 compared to 2004 was due primarily to an increase in commissions, related payroll costs and expense allowances and reimbursements of approximately $17.2 million related to our growth in net transaction revenues. As a percentage of net revenues, cost of revenues increased by 0.3 percentage points due primarily to the mix of commission splits earned by our ZipAgents.
      We expect our cost of revenues to increase in 2006 in absolute dollars as we continue to grow our business, but to remain relatively consistent or to increase modestly as a percentage of net revenues.

Product development

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
Product development	$2,749	$2,245	$504	22.4%
      Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
      The increase in product development expenses for 2005 compared to 2004 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.4 million and information technology of $0.1 million. As a percentage of net revenues, product development expenses decreased 0.7 percentage points in the period due primarily to the significant growth in our net revenues.

      We expect our product development expenses to increase in 2006 in absolute dollars and as a percentage of net revenues as we continue to grow our business.

Marketing and business development

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
Marketing and business development	$12,303	$8,821	$3,482	39.5%
      Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.
      The increase in marketing and business development expenses in 2005 compared to 2004 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $3.7 million necessary to support the increase in the number of ZipAgents, an increase of approximately $0.5 million in salaries and benefits partially offset by a decrease of approximately $0.7 million in advertising. As a percentage of net revenues, marketing and business development expenses decreased 1.0 percentage points in the period due primarily to the significant growth in our net revenue.
      We expect our marketing and business development expenses to increase in 2006 in absolute dollars but to remain relatively consistent as a percentage of net revenues, as we acquire more leads for our expanding ZipAgent force and potentially expand offline marketing and advertising campaigns to enhance our brand and expand into new markets.

General and administrative

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
General and administrative	$21,939	$14,342	$7,597	53.0%
      General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.
      The increase in general and administrative expenses in 2005 compared to 2004 was due to growth in our business and consisted primarily of approximately $1.9 million related to increased salaries and benefits, $0.2 million of travel expenses, $0.1 million of information technology, $0.9 million of related operating costs for our additional management and support personnel in our district sales offices and approximately $0.4 million related to recruiting and training our expanding ZipAgent force. Additionally, corporate office expenses increased for the same period due to approximately $1.0 million of salaries and benefits, $0.3 million of travel, $0.8 million of operating costs and approximately $1.6 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley Section 404 compliance costs. As a percentage of net revenues, general and administrative expenses increased 0.5 percentage points for the same period.
      As we expand our business and incur additional costs associated with being a public company, particularly Sarbanes-Oxley Section 404 compliance, we expect our general and administrative expenses to increase in 2006 in absolute dollars and as a percentage of net revenues.

Stock-based compensation

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
Stock-based compensation	$140	$159	$(19)	(12.1)%
      We record deferred employee stock-based compensation for the excess of the estimated fair value of the shares of common stock subject to such options over the exercise price of these options at the date of grant. We amortize deferred stock-based compensation expense over the vesting periods of the individual options on the straight-line method. Outstanding options will continue to vest over future periods so long as the optionee continues in service to us. At December 31, 2005, we had approximately $0.3 million in deferred employee stock-based compensation on our balance sheet.
      Stock based compensation will increase starting on January 1, 2006 when we will begin accounting for employee stock-based compensation in accordance with the provisions of SFAS 123R. See further discussion in Recent Accounting Pronouncements in Note 1 titled “The Company and Summary of Significant Accounting Policies” of our Notes to Financial Statements.

Litigation

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
Litigation	$4,164	$—	$4,164	100.0%
      Litigation relates to a class action lawsuit filed by two former ZipAgents. The plaintiffs allege, amount other things, that our expense allowance policies violate California law. We have reached an agreement to settle this claim in exchange for our payment of $4.2 million. The agreement includes a full release from any further liability on this issue and has received preliminary court approval on October 21, 2005 and final court approval on February 10, 2006. We made the final payment under the settlement agreement in February 2006.

Interest income

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
Interest income	$2,741	$411	$2,330	566.8%
      Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income in 2005 compared to 2004 was due primarily to interest earned for a full year on investing the proceeds from our initial public offering in November, 2004.

Other income (expense), net

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
Other income (expense), net	$(14)	$(1)	$(13)	2,410.3%
      Other income (expense), net consists of non-operating items, which have not been significant to date.

Provision for income taxes

	Year Ended
	December 31,
			Increase	Percent
	2005	2004	(Decrease)	Change

	(In thousands)
Provision (benefit) for income taxes	$(16,714)	$89	$(16,803)	(18,837.1)%
      During the fourth quarter 2005, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future. Consequently, we recognized a net tax benefit of $16.7 million resulting primarily from the release of a significant portion of the net deferred tax valuation allowance. We recorded a provision for income taxes in 2004 attributable to federal and state alternative minimum taxes currently payable due to limits on the amount of net operating losses that may be applied against income earned in 2004 under current tax regulations. At December 31, 2004, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Comparison of the years ended December 31, 2004 and December 31, 2003

Net revenues

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
Net revenues	$62,288	$33,807	$28,481	84.2%
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

Cost of revenues

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
Cost of revenues	$33,858	$19,929	$13,929	69.9%
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

Product development

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
Product development	$2,245	$1,717	$528	30.8%
      Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
      The increase in product development expenses for 2004 compared to 2003 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.3 million, consulting of $0.1 million and communications costs of approximately $0.1 million. As a percentage of net revenues, product development expenses decreased 1.5 percentage points in the period due primarily to the significant growth in our net revenues.

Marketing and business development

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
Marketing and business development	$8,821	$5,003	$3,818	76.3%
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

General and administrative

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
General and administrative	$14,342	$9,464	$4,878	51.5%
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

Stock-based compensation

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
Stock-based compensation	$159	$85	$74	86.0%
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

Interest expense

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
Interest expense	$—	$(2,273)	$(2,273)	(100.0)%
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

Interest income

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
Interest income	$411	$60	$351	583.6%
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

Other income (expense), net

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
Other income (expense), net	$(1)	$21	$(22)	(102.7)%
      Other income (expense), net consists of non-operating items, which have not been significant to date.

Provision for income taxes

	Year Ended
	December 31,
			Increase	Percent
	2004	2003	(Decrease)	Change

	(In thousands)
Provision for income taxes	$89	$—	$89	100.0%

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
      As of December 31, 2005 and 2004, we had cash, cash equivalents and short-term investments of $88.9 million and $83.5 million, respectively. We had no bank debt, line of credit or equipment facilities at December 31, 2005 and 2004.

Operating activities
      Our operating activities generated cash in the amount of $8.6 million and $4.6 million during 2005 and 2004, respectively, and used cash of $0.2 million in 2003. Cash generated in 2005 and 2004 was primarily due to growth in our business, and, in 2005, additionally to the accrual of $3.2 million for litigation settlement, which was subsequently paid in February 2006. Uses of cash in 2003 were primarily to fund net losses and changes in working capital.
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
      A number of non-cash items have been charged to expense and decreased our net income or increased our net loss. These items include depreciation and amortization of property and equipment, amortization of debt discounts and non-cash interest expense relating to our debt arrangements, and amortization of deferred employee stock-based compensation expense and other stock-based charges. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows. In 2005, the release of our deferred tax valuation allowance generated a non-cash tax benefit of $16.8 million.
      On November 30, 2005, we entered into a definitive amendment to our existing lease of our corporate offices. Under the amendment, our headquarters were relocated from a 15,825 square foot space on the 15th floor to a 23,803 square foot space on the 3rd floor of the same building. The amendment extended the previous lease term from January 31, 2007 to January 31, 2012, and reduced the monthly base rent from $37.32 per square foot to an initial monthly base rent of $25.32 per square foot, subject to a 3.5% annual escalator. As a result of the amendment, our operating lease commitments increased by approximately $3.4 million, principally associated with the extension of the lease term.

Investing activities
      Our investing activities used cash in the amount of $13.8 million, $73.6 million and $0.3 million in 2005, 2004 and 2003, respectively. Uses of cash for investing activities were primarily related to purchases and sales of property and equipment and net purchases of short-term investments. In November 2004, we purchased $72.1 million in short-term investments using cash proceeds from our initial public offering.
      We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
      Currently, we expect our 2006 capital expenditures to be approximately $4.3 million, with approximately $2.4 million to be spent in the first quarter of 2006. Capital expenditures in 2006 include approximately $1.8 million of capitalized costs in connection with the relocation and build-out of the new corporate office space, the outfitting of field offices as we begin operations in new markets during the year and improvements to existing field offices. Capital expenditures are also expected to include $2.5 million to increase server capacity and purchase computer equipment and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities
      Our financing activities provided cash in the amount of $0.6 million, $70.1 million and $1.9 million in 2005, 2004 and 2003, respectively. Sources of cash from financing activities in 2005 primarily represented the proceeds from stock option exercises. In 2004, sources of cash primarily represented proceeds from the issuance of our convertible preferred stock and related warrants, preferred stock warrant and stock option exercises as well as our initial public offering in November 2004. In 2003, the primary source of cash represented proceeds from issuance of convertible notes payable, offset partially by to the repayment on capital lease obligations. At December 31, 2005, we no longer had any capital lease obligations.
      As of December 31, 2005, we had warrants outstanding for the purchase of an aggregate of 4,603,000 shares of our common stock at a weighted average exercise price of $3.94 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.

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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
      We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2012. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2005.

	Payments Due by Period

	Less than	1 to 3	3 to 5	More than
	1 Year	Years	Years	5 Years	Total

	(In thousands)
Operating lease commitments	$1,333	$2,373	$1,364	$777	$5,847

OFF-BALANCE SHEET ARRANGEMENTS
      We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
      See Note 1 titled “The Company and Summary of Significant Accounting Policies” of our Notes to Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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
      As of December 31, 2005 and 2004, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2005 and 2004, the increase or decline in fair market value of the portfolio would be approximately $0.2 million and $0.4 million, respectively.

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
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of ZipRealty, Inc.:
      We have completed an integrated audit of ZipRealty, Inc.’s 2005 financial statements and of its internal control over financial reporting as of December 31, 2005, and audits of its 2004 and 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedules
      In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZipRealty, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 16, 2006

ZIPREALTY, INC.
BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,868	$11,525
Short-term investments	82,041	71,972
Accounts receivable, net of allowance of $42 and $29 at December 31, 2005 and 2004, respectively	1,634	1,089
Prepaid expenses and other current assets	3,138	2,102
Current and deferred income taxes	500	—

Total current assets	94,181	86,688
Restricted cash	90	190
Property and equipment, net	2,538	1,236
Deferred tax assets, net	17,053	—
Other assets	91	12

Total assets	$113,953	$88,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,631	$1,478
Accrued expenses	8,503	4,287

Total current liabilities	10,134	5,765
Other long-term liabilities	38	90

Total liabilities	10,172	5,855

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 20,273 and 19,880 shares issued and outstanding at December 31, 2005 and 2004, respectively	20	20
Additional paid-in capital	130,077	128,555
Common stock warrants	6,094	6,369
Deferred stock-based compensation	(257)	(438)
Accumulated other comprehensive loss	(490)	(105)
Accumulated deficit	(31,663)	(52,130)

Total stockholders’ equity	103,781	82,271

Total liabilities and stockholders’ equity	$113,953	$88,126

The accompanying notes are an integral part of these financial statements.

ZIPREALTY, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except
	per share amounts)
Net transaction revenues	$91,082	$60,749	$32,679
Referral and other revenues	2,323	1,539	1,128

Net revenues	93,405	62,288	33,807

Operating expenses
Cost of revenues	51,084	33,858	19,929
Product development	2,749	2,245	1,717
Marketing and business development	12,303	8,821	5,003
General and administrative	21,939	14,342	9,464
Stock-based compensation	140	159	85
Litigation	4,164	—	—

Total operating expenses	92,379	59,425	36,198

Income (loss) from operations	1,026	2,863	(2,391)

Other income (expense)
Interest expense	—	—	(2,273)
Interest income	2,741	411	60
Other income (expense), net	(14)	(1)	21

Total other income (expense), net	2,727	410	(2,192)

Income (loss) before income taxes	3,753	3,273	(4,583)
Provision for (benefit from) income taxes	(16,714)	89	—

Net income (loss)	$20,467	$3,184	$(4,583)

Cumulative preferred stock dividends	$—	$552	$631
Amount allocated to participating preferred stockholders	—	2,632	—

Net income (loss) available to common stockholders	$20,467	$—	$(5,214)

Net income (loss) per share:
Basic	$1.02	$—	$(3.57)
Diluted	$0.82	$—	$(3.57)
Weighted average common shares outstanding:
Basic	20,089	3,798	1,459
Diluted	25,080	3,798	1,459
Stock-based compensation can be allocated to the following:
Cost of revenues	$38	$45	$8
Product development	5	12	23
Marketing and business development	3	6	18
General and administrative	94	96	36

Total stock-based compensation	$140	$159	$85

The accompanying notes are an integral part of these financial statements.

ZIPREALTY, INC.
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable		Redeemable
	Convertible		Convertible						Accumulated
	Preferred Stock		Preferred	Common Stock		Additional	Common	Deferred Stock-	Other		Total	Comprehensive
			Stock			Paid-in	Stock	Based	Comprehensive	Accumulated	Stockholders’	Income
	Shares	Amount	Warrants	Shares	Amount	Capital	Warrants	Compensation	Loss	Deficit	Equity (Deficit)	(Loss)

	(In thousands)
Balance at December 31, 2002	4,918	$35,866	$6,526	1,454	$2	665	—	$(107)	—	$(50,731)	$(50,171)
Issuance of common stock upon exercise of stock options	—	—	—	15	—	9	—	—	—	—	9
Deferred stock-based compensation	—	—	—	—	—	259	—	(259)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	85	—	—	85
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	(5)	—	5	—	—	—
Issuance of Series F preferred stock warrants in conjunction with notes payable	—	—	409	—	—	—	—	—	—	—	—
Conversion of notes payable and accrued interest into Series E and
Series F preferred stock	5,887	20,304	—	—	—	—	—	—	—	—	—
Issuance of Series E-1 preferred stock warrants in conjunction with notes payable conversion	—	—	94	—	—	—	—	—	—	—	—
Issuance of Series F preferred stock warrants in conjunction with notes payable conversion	—	—	357	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(4,583)	(4,583)	$(4,583)

Balance at December 31, 2003	10,805	56,170	7,386	1,469	2	928	0	(276)	0	(55,314)	(54,660)
Issuance of common stock upon exercise of stock options	—	—	—	152	—	177	—	—	—	—	177
Issuance of common stock upon exercise of common stock warrants	—	—	—	1	—	2	(2)	—	—	—	—
Issuance of preferred stock upon exercise of Series E-1 preferred stock warrants	2,221	9,573	(1,015)	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(13,026)	(65,743)	(6,371)	13,026	13	65,730	6,371	—	—	—	72,114
Issuance of common stock-Initial Public Offering	—	—	—	5,232	5	61,397	—	—	—	—	61,402
Deferred stock-based compensation	—	—	—	—	—	430	—	(430)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	159	—	—	159
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	(109)	—	109	—	—	—
Comprehensive income:	—	—	—	—	—	—	—		—	—
Net income	—	—	—	—	—	—	—	—	—	3,184	3,184	$3,184
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(105)	—	(105)	(105)

Total comprehensive income												$3,079

Balance at December 31, 2004	-	—	—	19,880	20	128,555	6,369	(438)	(105)	(52,130)	82,271
Issuance of common stock upon exercise of stock options	—	—	—	239	—	571	—	—	—	—	571
Issuance of common stock upon exercise of common stock warrants	—	—	—	154	—	285	(275)	—	—	—	10
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	140	—	—	140
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	(41)	—	41	—	—	—
Tax benefit from employee stock plans	—	—	—	—	—	707	—	—	—	—	707
Comprehensive income:	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	20,467	20,467	$20,467
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(385)	—	(385)	(385)

Total comprehensive income												$20,082

Balance at December 31, 2005	—	—	—	20,273	$20	130,077	$6,094	$(257)	$(490)	$(31,663)	$103,781

The accompanying notes are an integral part of these financial statements.

ZIPREALTY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities
Net income (loss)	$20,467	$3,184	$(4,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income tax benefit	(17,496)	—	—
Tax benefit from employee stock plans	707	—	—
Depreciation and amortization	1,518	847	856
Amortization of convertible notes payable discount to interest expense	—	—	935
Amortization of deferred stock-based compensation	140	159	85
Provision for doubtful accounts	19	9	13
Amortization of short-term investment premium	630	71	—
Non-cash interest expense	—	—	853
Amortization of warrants issued in connection with equipment lease	—	—	10
Non-cash expense in connection with note payable conversion	—	—	451
Changes in operating assets and liabilities
Accounts receivable,	(564)	(591)	49
Prepaid expenses and other current assets	(1,093)	(1,406)	178
Other assets	(79)	—	78
Accounts payable	153	502	202
Accrued expenses	4,216	1,885	670
Other long-term liabilities	(52)	(66)	(15)

Net cash provided by (used in) operating activities	8,566	4,594	(218)

Cash flows from investing activities
Restricted cash	100	—	252
Purchases of short-term investments	(37,550)	(72,148)	—
Purchases of property and equipment	(2,820)	(1,415)	(571)
Proceeds from sale and maturity of short-term investments	26,465	—	—

Net cash used in investing activities	(13,805)	(73,563)	(319)

Cash flows from financing activities
Proceeds from stock option exercises	571	176	10
Issuance costs in connection with note payable conversion	—	—	(16)
Proceeds from issuance of warrants in conjunction with convertible notes payable	—	—	22
Proceeds from issuance of convertible notes payable	—	—	2,157
Repayment of capital lease obligations	—	—	(240)
Proceeds from common stock warrant exercises	11	—	—
Proceeds from Series E-1 preferred stock warrant exercises	—	8,558	—
Proceeds from issuance of common stock-Initial Public Offering, net of issuance costs	—	61,403	—

Net cash provided by financing activities	582	70,137	1,933

Net increase in cash and cash equivalents	(4,657)	1,168	1,396

Cash and cash equivalents at beginning of period	11,525	10,357	8,961

Cash and cash equivalents at end of period	$6,868	$11,525	$10,357

Supplemental cash flow information
Cash paid for interest	$—	$—	$34
Non-cash investing and financing activities
Series F preferred stock warrants issued in connection with convertible notes payable	$—	$—	$409
Reversal of deferred stock-based compensation upon employee terminations	$41	$109	$5
Conversion of convertible notes payable into preferred stock	$—	$—	$21,703
Conversion of preferred stock into common stock	$—	$(65,743)	$—
Conversion of preferred stock warrants into common stock warrants	$—	$(6,371)	$—
Debt issuance costs converted to preferred stock	$—	$—	$148
Recognition of preferred stock additional paid-in capital from preferred stock warrants due to exercise of Series E-1 preferred stock warrants	$—	$1,015	$—
Recognition of common stock additional paid-in capital from common stock warrants due to exercise of common stock warrants	$275	$2	$—
Deferred stock-based compensation	$—	$430	$260
The accompanying notes are an integral part of these financial statements.

ZIPREALTY, INC.
NOTES TO FINANCIAL STATEMENTS

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations
      ZipRealty, Inc. (the “Company”), previously known as ZipRealty.com, is a full-service real estate brokerage firm incorporated in the State of California on January 25, 1999 and reincorporated in Delaware on August 9, 2004. Headquartered in the San Francisco Bay Area, the Company provides brokerage services to buyers and sellers through its employee-agents in Arizona, California, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, Texas, Virginia, Washington, and Washington, D.C. The Company provides consumers the opportunity to access Multiple Listing Services, or MLS, data through its website, and offers a lower commission structure than is typical in the industry. Buyers are offered a commission rebate at the close of a transaction, while sellers are charged a reduced commission.

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
      Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at December 31, 2005 and 2004, there were no shares of outstanding redeemable convertible preferred stock.
      All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering.

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and cash equivalents
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, $2,762,000 and $10,765,000, respectively, of money market funds and repurchase agreements, the fair value of which approximates cost, is included in cash and cash equivalents.

Short-term investments
      The Company classifies fixed income securities with a maturity of over twelve months from the balance sheet date as short-term investments based on the funds being available for use in current operations, if needed. To date all fixed income securities have been classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with unrealized gains or losses, net of tax effects, included in accumulated other comprehensive income (loss) in the accompanying financial statements. Interest and amortization of premiums and discounts for fixed income securities are included in other income (expense), net, in the accompanying financial statements. Realized gains and losses are calculated using the specific identification method.

Restricted cash
      The Company’s restricted cash balances at December 31, 2005 and 2004, includes $90,000 and $190,000, respectively, which serves as collateral to a letter of credit that was issued to the Company’s landlord as a security deposit in connection with a facility lease agreement. The letter of credit expires in November 2006.

Fair value of financial instruments
      The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

Concentration of credit risk, significant customers and significant suppliers
      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, investments, accounts receivable and restricted cash.
      The Company deposits its cash and cash equivalents with financial institutions that management believes to be of high credit quality and these deposits may on occasion exceed federally insured limits. At December 31, 2005, substantially all of the Company’s cash and cash equivalents and short-term investments were managed by one financial institution. The fair value of these investments are subject to fluctuations based on market prices.
      Substantially all of the Company’s accounts receivable are derived from commissions earned and are due from escrow and other residential real estate transfer agents. These accounts receivable are typically

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unsecured. Allowances for credit losses and expected transaction price adjustments are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for more than 10% of gross accounts receivable at December 31, 2005 or 2004.
      The Company derived 51%, 61% and 60% of its net transaction revenues during the years ended December 31, 2005, 2004 and 2003, respectively, in the state of California. No customers accounted for more than 10% of net revenues in 2005, 2004, or 2003.
      The Company generates leads for ZipAgents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads are included in marketing and business development expenses. The Company’s largest third-party lead source, HomeGain, Inc., which is a competitor for online customer acquisition, generated approximately 29% and 21% of the Company’s leads during 2005 and 2004, respectively. In 2005, Google generated approximately 12% of the Company’s leads.

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
      When assets are sold or retired, the cost and accumulated depreciation and amortization are eliminated from the accounts and any resulting gains or losses are recorded in operations in the period realized. Maintenance and repairs are expensed as incurred. Expenditures which substantially increase an asset’s useful life or improves an asset’s functionality, are capitalized.

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

Stock-Based Compensation
      The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25 (“FIN 44”) and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by Statement of Financial Accounting Standard No. 148,

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Stock-Based Compensation — Transaction and Disclosure (“SFAS 148”). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortizes deferred stock-based compensation using the straight-line method.
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services(“EITF 96-18”).
      The following table illustrates the effect on net income (loss) if the Company had applied the fair-value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Net income (loss) as reported	$20,467	$3,184	$(4,583)
Add: Stock-based compensation expense included in reported net income (loss), net of taxes	126	159	85
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of taxes	(1,238)	(538)	(378)

Pro forma net income (loss)	$19,355	$2,805	$(4,876)

Net income (loss) per share, as reported:
Basic	$1.02	$—	$(3.57)
Diluted	$0.82	$—	$(3.57)
Pro forma income (loss) per share:
Basic	$0.96	$—	$(3.77)
Diluted	$0.77	$—	$(3.77)
      Stock-based employee compensation expense determined under the fair value based method for non-qualified options issued pursuant to the stock option plans are tax-effected as stock-based compensation charges associated to these options are generally deductible on the Company’s income tax returns. Stock-based employee compensation expense determined under the fair value based method for incentive stock options issued pursuant to the stock option plans are not tax effected as stock-based compensation charges associated to these options are not deductible on the Company’s income tax returns.
      The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

	Year Ended December 31,

	2005		2004		2003

Expected volatility	33 - 61	%(2)	21 - 50	%(2)	0	%(1)
Risk-free interest rate	3.82 - 4.43%		2.51 - 3.70%		1.86 - 3.01%
Expected life	4 years		4 years		4 years
Expected dividend yield	0%		0%		0%

(1)	In fiscal years 2002 and 2003, the Company was a non-public Company and, therefore, used the minimum value method under which volatility is not considered.

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The Company used the minimum value method until the initial Form S-1 was filed on May 20, 2004. The Company used a 50% volatility from May 20, 2004 until the effective date of the initial public offering on November 9, 2004. After this date the Company used historical volatility rates.
      The per share weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $5.06, $2.68 and $1.07, respectively.
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
      The Company capitalized $638,000 and $556,000 in internal-use software costs during the years ended December 31, 2005 and 2004, respectively. Amortization expense totaled $662,000, $444,000, and $451,000, during the years ended December 31, 2005, 2004 and 2003, respectively, and is included in cost of revenues. The amount of unamortized internal-use software costs at December 31, 2005 and 2004 was $477,000 and $447,000, respectively, and is included in property and equipment.

Advertising Costs
      The costs of advertising are expensed as incurred. Advertising expense was $759,000, $1,345,000 and $306,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Such expense is included in sales and marketing expense.

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

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

Comprehensive Income (Loss)
      Comprehensive income (loss) is the sum of net income (loss) and unrealized gains (losses) on available-for-sale securities. Unrealized gains (losses) on investments are excluded from net income (loss) and are reported in accumulated other comprehensive income (loss) in the accompanying financial statements.

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

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment(“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based n their grant date fair values. SFAS 123R is effective for awards and stock options granted, modified or settled in cash for annual periods beginning after June 15, 2005. SFAS 123R provides transition alternatives for public companies to restate prior interim periods or prior years. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. On March 29, 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method. The Company will apply the Black-Scholes model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material impact on the Company’s results of operations and earnings per share beginning in the first quarter of 2006. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact resulting in uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Pursuant to the AJCA, the Company will not

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be able to claim this tax benefit until the first quarter of fiscal 2006. The Company does not expect these new tax regulations to have a material impact on its financial position, results of operations or cash flows.
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
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to fiscal years beginning after December 15, 2005. Upon adoption in fiscal year 2006 the Company does not anticipate that FSP 115-1 will have a material impact on our financial statements.

2.	BALANCE SHEET COMPONENTS

Short-term investments
      At December 31, 2005 and 2004, short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

	December 31, 2005			December 31, 2004

	Gross	Gross	Estimated	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Value	Cost	Gains	Losses	Value

	(In thousands)			(In thousands)
Money market securities	$2,462	$—	$2,462	$2,069	$—	$—	$2,069
Repurchase agreements	300	—	300	5,396	—	—	5,396
Asset backed	9,056	(25)	9,031	9,159	—	(10)	9,149
Corporate obligations	38,187	(214)	37,973	29,512	—	(61)	29,451
US Government and agency obligations	35,288	(251)	35,037	36,706	2	(36)	36,672

Total short-term investments	$85,293	$(490)	$84,803	$82,842	$2	$(107)	$82,737

	December 31, 2005	December 31, 2004

	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$2,762	$10,765
Short-term investments	82,041	71,972

	$84,803	$82,737

      At December 31, 2005, the fair value of the Company’s investments which had been in an unrealized loss position for over twelve months was $39.6 million and the related unrealized loss was approximately $179,000.

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2004, the Company’s unrealized losses on investments were all in loss positions for less than 12 months.
      The estimated fair value of short-term investments classified by date of contractual maturity at December 31, 2005 is as follows:

December 31,
2005

(In thousands)
Due within one year or less	$50,105
Due after one year through two years	28,162
Due after two years through four years	6,536

$84,803

Prepaid expenses and other current assets
      Prepaid expenses and other current assets consist of the following:

	December 31,

	2005	2004

	(In thousands)
Prepaid expenses	$2,101	$1,211
Interest receivable	858	735
Other assets	270	168

	3,229	2,114
Less: long-term portion	91	12

Prepaid expenses and other current assets	$3,138	$2,102

Property and equipment, net
      Property and equipment, net consists of the following:

	December 31,

	2005	2004

	(In thousands)
Computer hardware and software	$4,812	$3,574
Furniture, fixtures and equipment	901	391
Leasehold improvements	428	34

	6,141	3,999
Less: accumulated depreciation and amortization	(3,603)	(2,763)

Property and equipment, net	$2,538	$1,236

      Depreciation and amortization expense, excluding amortization of leased assets, for the years ended December 31, 2005, 2004 and 2003 was $1,518,000, $847,000 and $726,000 respectively.
      Computer hardware and software acquired under capital lease arrangements were fully amortized at December 31, 2005 and 2004. Amortization expense relating to property and equipment under capital leases totaled $131,000, for the year ended December 31, 2003. Included in property and equipment at December 31, 2005 and 2004 is approximately $2.2 million and $1.8 million, respectively of fully depreciated property and equipment still in use.

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accrued expenses
      Accrued expenses consist of the following:

	December 31,

	2005	2004

	(In thousands)
Accrued vacation	$727	$539
Accrued agent commissions	1,905	1,647
Accrued bonuses	565	975
Accrued marketing expenses	774	432
Litigation settlement	3,164	—
Other accrued expenses	1,368	694

Accrued expenses	$8,503	$4,287

Accumulated other comprehensive income (loss)
      Accumulated other comprehensive income (loss) consists of the following:

	December 31,

	2005	2004

	(In thousands)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	$(490)	$(105)

Total other comprehensive income (loss)	$(490)	$(105)

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NET INCOME (LOSS) PER SHARE
      The following table sets forth the computation of basic and dilutive net income (loss) per share for the period indicated:

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$20,467	$3,184	$(4,583)
Cumulative preferred stock dividends	—	552	631
Amount allocated to participating preferred stockholders	—	2,632	—

Net income (loss) available to common stockholders (for basic and dilutive EPS computations)	$20,467	$—	$(5,214)

Denominator:
Shares used to compute EPS:
Basic	20,089	3,798	1,459
Add: Dilutive common stock options and warrants	4,991	—	—

Diluted	25,080	3,798	1,459

Net income (loss) per share:
Basic	$1.02	$—	$(3.57)
Diluted	$0.82	$—	$(3.57)
      The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods presented:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Stock options to purchase common stock	808	3,421	2,263
Participating convertible preferred stock	—	—	10,805
Warrants to purchase preferred and common stock	3	4,811	7,058

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INCOME TAXES
      The components of the provision for income taxes are as follows:

	December 31,

	2005	2004

	(In thousands)
Current:
Federal	$636	$65
State	146	24

	782	89

Deferred:
Federal	(15,853)	—
State	(1,643)	—

	(17,496)	—

Total provision for income taxes	$(16,714)	$89

      Deferred tax assets consist of the following at:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$16,762	$17,734
Allowances and accruals	780	397
Credits	146	79

Total gross deferred tax assets	17,668	18,210
Less: valuation allowance	(192)	(18,210)

Net deferred tax assets	$17,496	$—

      Due to uncertainty surrounding the realization of its deferred tax assets based on its history of losses, the Company recorded a full valuation allowance against its net deferred tax assets at December 31, 2004 and 2003. During the fourth quarter of 2005, the Company concluded that a significant portion of the valuation allowances were no longer necessary as available evidence, including recent historical results and management’s expectations for the future, supported a more likely than not conclusion that the related deferred tax assets would be realized. As a result, the tax benefit for the year ended December 31, 2005 includes a non-cash benefit of $16.8 million related to the reduction of the valuation allowance. The valuation allowance decreased by $18.0 million and $1.7 million during the years ended December 31, 2005 and 2004, respectively, and increased by $1.6 million during the year ended 2003. The Company has concluded that it is more likely than not that a portion of the deferred tax assets will not be realized and therefore, the Company has recorded a valuation allowance of $192,000 at December 31, 2005. This valuation allowance relates to a component of Other Comprehensive Income, as such if this asset were to be realized the benefit would by recorded to Other Comprehensive Income with no effect on the Company’s net income.
      The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with utilization of net operating loss carryovers and the exercise of employee stock options during the year. The benefit applicable to stock options were credited directly to stockholders’ equity and amounts to $0.7 million and $0 for fiscal years ended December 31, 2005 and 2004, respectively.

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company had approximately $45 million of federal and $29 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2020 for federal and 2010 for state tax purposes, respectively.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Company has federal and state net operating losses of approximately $1 million at December 31, 2005 that are subject to annual limitations of $20,000.
      The difference between the Company’s effective income tax rate and federal statutory rate consisted of:

	Year Ended December 31,

	2005	2004	2003

Statutory federal tax rate	34.00%	34.00%	(34.00)%
State tax rate, net of federal benefit	5.27%	5.67%	(3.64)%
Change in valuation allowance	(479.15)%	(44.13)%	35.97%
Other, net	(0.24)%	7.18%	1.67%

Total provision for (benefit from) income taxes	(440.12)%	2.72%	0.00%

      Current and deferred income taxes recorded in the Company’s balance sheets consisted of the following:

	December 31,

	2005	2004

	(In thousands)
Prepaid income taxes	$57	$—
Deferred income taxes, current	443	—

	$500	$—

5.	CONVERTIBLE NOTES PAYABLE
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

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
into shares of Series F convertible preferred stock at a conversion price of $3.93 per share. The notes were collateralized by all assets of the Company. In connection with these notes, the Company issued warrants to purchase 274,366 shares of Series F convertible preferred stock at an exercise price of $3.93 per share (See Note 7).
      In June 2003, the Company issued 2,466,724 shares of the Company’s Series E convertible preferred stock in exchange for the conversion of $8.8 million of convertible promissory notes principal and $0.9 million of accrued interest balances. In addition, the Company issued 3,420,534 shares of the Company’s Series F convertible preferred stock in exchange for the conversion of $12.9 million convertible promissory notes principal and $0.5 million of accrued interest balances. As a result of these conversions, no amounts of convertible notes payable or accrued interest were outstanding at December 31, 2005 or 2004.
      In conjunction with the conversion, the Company issued warrants to purchase 134,766 shares of Series E-1 convertible preferred stock at an exercise price of $3.93 per share and 198,567 shares of Series F convertible preferred stock at an exercise price of $3.93 per share. The Company estimated the fair value of such warrants at $93,572 and $357,187 for the Series E-1 warrants and Series F warrants, respectively, using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $2.28 and $3.93, respectively, expected volatility of 50%, risk-free interest rate of 2.36%, expected life of 5 years, and no dividends. The value of the warrants was recorded as note payable conversion expense and recorded in general and administrative expense. During 2005, 9,458 of these Series E-1 and 1,900 of these Series F warrants were net exercised.

6.	COMMITMENTS AND CONTINGENCIES

Leases
      The Company leases office space and equipment under noncancelable operating leases with various expiration dates through January 2012.
      Future minimum lease payments under noncancelable operating leases are as follows at December 31, 2005 (in thousands):

Operating
Leases

Year ending December 31,
2006	1,333
2007	1,333
2008	1,040
2009	672
2010	692
Thereafter	777

Total minimum lease payments	$5,847

      Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1.2 million, $946,000 and $802,000, respectively.

Legal Proceedings
      On August 3, 2005, the Company was named in a class action lawsuit filed in Superior Court of the State of California, County of San Diego, Central Division, Sullivan, et al v. ZipRealty, case number GIC851801, by two former employee agents for the Company. The plaintiffs alleged, among other things, that the

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s expense allowance policies violated California law. The Company reached an agreement to settle this claim in exchange for the Company’s payment of $4,164,000. The agreement, which included a full release from any further liability on this issue, was granted preliminary court approval on October 21, 2005 and final court approval on February 10, 2006. The Company made the final payment under the settlement agreement in February 2006.
      The Company is not currently subject to any other material legal proceedings. From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on the business, results of operations, financial position or cashflows.

Indemnifications
      The Company has entered into various indemnification agreements in the ordinary course of our business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless and reimburse the indemnified parties, which include certain of our service providers as well as others, in connection with certain occurrences. In addition, the corporate charter documents require the Company to provide indemnification rights to the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law, and permit the Company to provide indemnification rights to our other employees and agents, for certain events that occur while these persons are serving in these capacities. The Company has also entered into indemnification agreements with the Company’s directors and each of our officers with a title of Vice President or higher. Further, the underwriting agreement for the Company’s initial public offering requires the Company to indemnify the underwriters and certain of their affiliates and agents for certain liabilities arising from the offering and the related registration statement.
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

      Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at December 31, 2004 and 2005, there were no shares of outstanding redeemable convertible preferred stock.

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering in November 2004. See Note 8 for additional discussion of common stock warrants.

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

Warrants with equipment lease line
      In connection with closing a $2 million equipment leasing arrangement in August 2000, the Company issued warrants to purchase 3,284 and 6,349 shares of Series C at $18.27 and $9.45 per share, respectively. The warrants were fully vested and exercisable immediately and expire in August 2010. These warrants were valued using the Black-Scholes pricing model and assumptions used were as follows: fair value of the underlying stock of $18.27 and $9.45, respectively; risk free interest rate of 5.75%; expected life of 10 years; no dividends during the term and volatility of 80%. The value of the warrants totaled $50,833 and $103,944, respectively, at the date of grant and was recorded as deferred interest expense. The amount was amortized over the life of the lease line. The related interest expense recorded for the years ended December 31, 2005, 2004 and 2003 totaled $0, $0 and $9,573, respectively. Warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering in November 2004. In 2005, 6,349 warrants were net exercised at $9.45 per share. At December 31, 2005 the remaining 3,284 common stock warrants had not been exercised.

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In connection with interim financing provided by investors during 2002, the Company issued warrants to purchase 582,061 shares of Series F convertible preferred stock at $3.93 per share. The warrants expire in October 2007. The warrants were valued using the Black-Scholes pricing model and assumptions used were as follows: fair value of the underlying stock of $3.93 per share; risk-free interest rate of 2.98%; expected life of 5 years; no dividends and volatility of 50%. The allocated value of the warrants totaled $790,133 at the date of grant and was recorded as interest expense during 2002. The warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering in November 2004. At December 31, 2005, the warrants had not been exercised.
      In December 2002, the Company issued warrants to purchase 1,370,474 shares of Series F convertible preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of convertible promissory notes. The warrants are immediately exercisable and expire five years from the date of grant. The Company estimated the allocated fair value of such warrants at $2,055,820 using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $3.93 per share; expected volatility of 50%, risk-free interest rate of 2.96%, expected life of 5 years, and no dividends. The value of the warrants was recorded as a debt discount and amortized as interest expense using the effective interest method over the estimated life of the notes, which was estimated to be 24 months. For the December 31, 2003, interest expense related to such warrants amounted to $411,986. The remaining unamortized balance in the amount of $1,504,661 was recorded as preferred stock in connection with the conversion of the convertible notes payable (See Note 5). The warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering in November 2004. During 2005, 15,745 of these warrants were net exercised.
      In February 2003, the Company issued warrants to purchase 274,366 shares of Series F convertible preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of convertible promissory notes. The warrants are immediately exercisable and expire five years from the date of grant. The Company estimated the allocated fair value of such warrants at $408,782 using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $3.93 per share; expected volatility of 50%, risk-free interest rate of 2.87%, expected life of 5 years, and no dividends. The value of the warrants was recorded as a debt discount and amortized as interest expense using the effective interest method over the estimated life of the notes, which was estimated to be 24 months. For the year ended December 31, 2003, interest expense related to such warrants amounted to $59,295. The remaining unamortized balance in the amount of $349,487 was recorded as Preferred Stock in connection with the conversion of the convertible notes payable (See Note 5).
      Between February 2002 and April 2002, the Company issued warrants to purchase 4,465,391 shares of Series E-1 convertible preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of convertible promissory notes. The warrants are immediately exercisable and expire five years from the date of grant. In the event the Company meets certain profitability goals for six continuous months, the exercisability of one-half of these warrants terminates. The Company estimated the allocated fair value of such warrants at $1,987,705 using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $1.95 per share, expected volatility of 50%, risk-free interest rate ranging from 4.31% to

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.70%, expected life of 5 years, and no dividends. The value of the warrants was recorded as a debt discount and amortized as interest expense using the effective interest method over the estimated life of the notes, which was estimated to be 24 months. For the years ended December 31, 2002 and 2003, interest expense related to such warrants amounted to $621,350 and $463,671, respectively. The remaining unamortized balance in the amount of $814,939 was recorded to preferred stock in connection with the conversion of the convertible notes payable (See Note 5). During 2004, warrants to purchase 2,177,553 shares of E-1 convertible preferred stock had been exercised and warrants to acquire 65,682 shares of E-1 convertible preferred stock had been net exercised. The warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering in November 2004. During 2005, 155,444 of these warrants were cash and net exercised.

8.	PREFERRED AND COMMON STOCK
      The Company’s Certificate of Incorporation, as amended on November 15, 2004, authorizes the Company to issue 5,000,000 shares of $0.001 per value preferred stock and 100,000,000 shares of $0.001 par value common stock. As of December 31, 2005, no shares of preferred stock were issued or outstanding.

Common stock warrants
      In April 2003, the Company issued a warrant to purchase 19,083 shares of common stock at $0.99 per share for consulting services. The warrant was fully vested and exercisable immediately. These warrants were net exercised during 2005. The value of the warrant was not material.
      As discussed in Note 7 to the financial statements, all outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering in November 2004. At December 31, 2005, 4,603,000 common stock warrants remained outstanding and exercisable under the above arrangements.

9.	STOCK OPTION PLANS
      In February 1999, the BOD approved and the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1999 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. The Company has authorized and reserved 3,362,000 shares of common stock for issuance under the 1999 Plan; at December 31, 2005, 495,000 shares have been exercised.
      In August 2004, the BOD approved and the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2004 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. The Company has authorized and reserved 1,000,000 shares of common stock for issuance under the 2004 Plan; at December 31, 2005, no shares have been exercised.
      Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Plan were made available under the 2004 Plan, and any shares that would have otherwise returned to the 1999 Plan will be made available for issuance under the 2004 Plan. The 1999 Plan will continue to govern awards granted there under prior to the Company’s initial public offering.
      The number of shares reserved for issuance under the 2004 Plan will be increased by the number of shares which have been reserved but not issued under the 1999 Plan, any shares returned to the 1999 Plan, and

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an annual increase to be added on the first day of our fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the Board. Pursuant to this requirement, on January 1, 2006, an additional 810,932 shares were added to the plan, reserved for issuance and registered for sale under Form S-8.
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
      Stock option activity was as follows:

	Options		Weighted
	Available	Number of	Average
	for	Options	Exercise
	Grant	Outstanding	Price

	(Shares in thousands)
Balance at December 31, 2002	173	2,148	$1.05
Increase in authorized shares	200
Options granted	(314)	314	$1.92
Options canceled	185	(185)	$1.26
Options exercised		(14)	$0.66

Balance at December 31, 2003	244	2,263	$1.14
Increase in authorized shares	1,750
Options granted	(1,528)	1,528	$11.28
Options canceled	220	(220)	$2.39
Options exercised		(150)	$1.18

Balance at December 31, 2004	686	3,421	$5.59
Options granted	(704)	704	$13.60
Options canceled	233	(233)	$10.95
Options exercised		(240)	$2.38

Balance at December 31, 2005	215	3,652	$7.01

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005:

				Options Vested and
	Options Outstanding at			Exercisable at
	December 31, 2005			December 31, 2005

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Option
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

		(Shares in thousands)
$0.30	3	3.6	$0.30	3	$0.30
$0.99	1,563	5.9	$0.99	1,489	$0.99
$1.50 - $6.00	205	7.4	$3.81	113	$3.68
$7.50	472	8.2	$7.50	207	$7.50
$8.30 - $11.25	307	8.7	$9.88	101	$10.03
$13.73	262	9.8	$13.73	13	$13.73
$13.88	143	9.6	$13.88	6	$13.88
$14.08	85	9.4	$14.08	5	$14.08
$14.75	105	9.2	$14.75	9	$14.75
$16.50	507	9.0	$16.50	129	$16.50

	3,652	7.6	$7.01	2,075	$3.40

      During the years ended December 31, 2005, 2004, and 2003, the Company recorded $0, $430,000 and $260,000, respectively, of deferred stock-based compensation for the excess of the fair value of common stock over the exercise price at the date of grant related to stock options granted to employees. The Company amortized $140,000 and $159,000 and $85,000 to compensation expense in the years ended December 31, 2005, 2004 and 2003 respectively.
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

Stock option exchange program
      On August 1, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees had the opportunity to cancel the outstanding stock options previously granted to them under the Plan in exchange for an equal number of new options to be granted at a future date, at least six months and a day from the cancellation date, which was August 29, 2001. A total of 280,483 options were cancelled in connection with the option exchange. The exercise price of the new options was equal to the fair value of the Company’s common stock at the date of the new grant, which was on March 4, 2002. The Company granted stock options to purchase 224,217 shares of the Company’s common stock on March 4, 2002 at an exercise price of $0.99 per share. Of the 280,483 options cancelled, 56,267 options were not re-granted due to employee terminations.

10.	EMPLOYEE BENEFIT PLAN
      The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The

ZIPREALTY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company is not required to contribute to the plan and has made no such contributions through December 31, 2005. Beginning January 1, 2006 the Company has elected to match 25% of the first 4% of employee contributions to the plan.

11.	UNAUDITED QUARTERLY FINANCIAL DATA
      The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2005. This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Fourth	Third	Second	First
Year Ended December 31, 2005	Quarter	Quarter	Quarter	Quarter

	(In thousands)
Net transaction revenues	$20,960	$27,576	$25,228	$17,318
Cost of revenues	11,646	15,555	13,820	10,063
Income (loss) from operations(a)	340	2,219	(1,616)	82
Net income (loss)(b)	17,901	2,850	(946)	662
Net income (loss) available to common shareholders	17,901	2,850	(946)	662
Net income (loss) per share:
Basic	$0.88	$0.14	$(0.05)	$0.03
Diluted	$0.73	$0.11	$(0.05)	$0.03
Weighted average common shares outstanding:
Basic	20,260	20,198	20,005	19,885
Diluted	24,546	25,328	20,005	25,711

(a)	Includes a one-time charge of $4.2 million recorded in the second quarter of 2005 related to the settlement of threatened litigation.

(b)	Includes an income tax benefit of $16.8 million recorded in the fourth quarter of 2005 related to a reversal of the Company’s valuation allowance primarily attributable to the deferred tax assets related to net operating loss carryforwards.

	Fourth	Third	Second	First
Year Ended December 31, 2004	Quarter	Quarter	Quarter	Quarter

	(In thousands)
Net transaction revenues	$17,079	$17,108	$15,902	$10,660
Cost of revenues	9,468	9,587	8,709	6,093
Income (loss) from operations	615	1,207	1,168	(127)
Net income (loss)	888	1,254	1,157	(115)
Net income (loss) available to common shareholders	129	—	—	(272)
Net income (loss) per share:
Basic	$0.01	$—	$—	$(0.19)
Diluted	$0.01	$—	$—	$(0.19)
Weighted average common shares outstanding:
Basic	10,706	1,563	1,498	1,469
Diluted	16,440	1,563	1,498	1,469

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:
      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      Based on our evaluation, under the criteria set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      Our management, including our CEO and CFO, acknowledge that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information:
      On March 14, 2006, the Compensation Committee of the Board of Directors approved the salaries for named executive officers described in Exhibit 10.12 to this report and approved the 2006 Management Incentive Plan described in Exhibit 10.13 to this report.
PART III
      Item 10. Directors and Executive Officers:

Executive officers
      The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors
      The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption, “Directors” and, regarding our audit committee financial expert, in the second sentence under the caption, “Board committees — Audit Committee.”

Section 16(a) beneficial ownership reporting compliance
      The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

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
      The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders under the captions, “Director compensation,” “Executive compensation,” “Change of control arrangements” and “Compensation committee interlocks and insider participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
      The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.”

Equity compensation plan information
      The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of options, warrants and rights under our 1999 Stock Option Plan and 2004 Equity Incentive Plan. Our stockholders have previously approved these plans.

Number of Securities
	Number of		Available for
	Securities to be		Issuance Under
	Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	in the First Column)

	(In thousands)		(in thousands)
Equity compensation plans approved by stockholders
1999 Stock Option Plan	2,511	$3.45	—
2004 Equity Incentive Plan	1,141	$14.83	215
Total	3,652	$7.01	215
Item 13. Certain Relationships and Related Transactions:
      The information required by this item is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders.”
Item 14. Principal Accountant Fees and Services:
      The information required by this item is incorporated by reference to our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption, “Proposal 3 — Appointment of Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules:

(a)	Documents filed with this report:

1. Financial Statements.
      The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

•	Report of independent registered public accounting firm

•	Balance Sheets at December 31, 2005 and 2004

•	Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•	Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

•	Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Notes Financial Statements.

2. Financial Statement Schedule
      Schedule II-Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2005.

      The following financial statement schedule of ZipRealty, Inc. for each of the past three years in the period ended December 31, 2005 should be read in conjunction with the Financial Statements of ZipRealty, Inc.
Schedule II  — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Year	Expenses	Deductions	Year

	(In thousands)
Fiscal year ended December 31, 2003
Provision for Doubtful Accounts	13	13	6	20
Deferred Tax Asset Valuation	18,241	1,641	—	19,882
Fiscal year ended December 31, 2004
Provision for Doubtful Accounts	20	9	—	29
Deferred Tax Asset Valuation	19,882	—	1,672	18,210
Fiscal year ended December 31, 2005
Provision for Doubtful Accounts	29	19	6	42
Deferred Tax Asset Valuation	18,210	—	18,018	192
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
Date: March 16, 2006
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

Name	Title	Date

/s/ Eric A. Danziger Eric A. Danziger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ Gary M. Beasley Gary M. Beasley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ David A. Rector David A. Rector	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2006

/s/ Ronald C. Brown Ronald C. Brown	Director	March 16, 2006

/s/ Marc L. Cellier Marc L. Cellier	Director	March 16, 2006

/s/ Elisabeth H. DeMarse Elisabeth H. DeMarse	Director	March 16, 2006

Name	Title	Date

/s/ Robert C. Kagle Robert C. Kagle	Director	March 16, 2006

/s/ Stanley M. Koonce, Jr. Stanley M. Koonce, Jr.	Director	March 16, 2006

/s/ Donald F. Wood Donald F. Wood	Director	March 16, 2006

Exhibit Index

Exhibit
Number		Description

1	.1(1)	Form of Underwriting Agreement
3	.1(a)(1)	Amended and Restated Certificate of Incorporation

3	.2(a)(1)	Bylaws

4	.1(1)	Form of Common Stock Certificate

10	.1(1)*	Form of Director and Executive Officer Indemnification Agreement

10	.2(1)*	1999 Stock Option Plan

10	.3(1)*	2004 Equity Incentive Plan

10	.3(a)(2)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan

10	.4(1)*	Form of Change of Control Agreement

10	.5(1)	Fifth Amended and Restated Investors’ Rights Agreement dated December 17, 2002

10	.6(1)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10	.6(a)(1)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10	.6(b)(3)	Third Amendment dated November 30, 2005 to Office Lease Agreement between ZipRealty, Inc. and CA-Emeryville Properties Limited Partnership (as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10	.7(1)*	Employment offer letter between the Registrant and Eric A. Danziger dated April 27, 2001

10	.8(1)	Form of Primary Warrant to purchase shares of Series E-1 Preferred Stock

10	.9(1)	Form of Secondary Warrant to purchase shares of Series E-1 Preferred Stock

10	.10(1)	Form of Warrant to purchase shares of Series F Preferred Stock

10	.1(4)	Director Compensation Policy

10	.12*	Summary of Cash Compensation for Named Executive Officers

10.13		Management Incentive Plan — Fiscal Year 2006

23.1		Consent of independent registered public accounting firm

24.1		Power of Attorney (see signature page)

31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2		Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 28, 2005.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 6, 2005.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 12, 2005.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.