Form 10-Q
period 2006-03-31
ZIPREALTY INC
filed 2006-05-10
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51002
ZIPREALTY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation) 2000 POWELL STEET, SUITE 300	94-3319956 (IRS employer identification number)

EMERYVILLE, CA (Address of principal executive offices)	94608 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 20,338,251 shares of common stock outstanding at May 8, 2006.

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
     We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part II. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.
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
Internet Site
     Our Internet address is www.ziprealty.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our website is not a part of this quarterly report on Form 10-Q.
Where You Can Find Additional Information
     You may review a copy of this quarterly report on Form 10-Q, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as ZipRealty, that file electronically with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements:
ZIPREALTY, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$12,482	$6,868
Short-term investments	71,055	82,041
Accounts receivable, net of allowance of $53 and $42 at March 31, 2006 and December 31, 2005, respectively	1,917	1,634
Prepaid expenses and other current assets	3,719	3,138
Current and deferred income taxes	2,219	500

Total current assets	91,392	94,181
Restricted cash	90	90
Property and equipment, net	4,095	2,538
Deferred tax assets, net	17,053	17,053
Other assets	128	91

Total assets	$112,758	$113,953

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,124	$1,631
Accrued expenses	6,322	8,503

Total current liabilities	8,446	10,134
Other long-term liabilities	594	38

Total liabilities	9,040	10,172

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 20,319 and 20,273 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	20	20
Additional paid-in capital	130,748	130,077
Common stock warrants	6,094	6,094
Deferred stock-based compensation	(226)	(257)
Accumulated other comprehensive loss	(467)	(490)
Accumulated deficit	(32,451)	(31,663)

Total stockholders’ equity	103,718	103,781

Total liabilities and stockholders’ equity	$112,758	$113,953

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Net transaction revenues	$18,648	$17,318
Referral and other revenues	569	500

Net revenues	19,217	17,818

Operating expenses
Cost of revenues	10,740	10,073
Product development	1,279	594
Marketing and business development	3,073	2,807
General and administrative	7,431	4,262

Total operating expenses	22,523	17,736

Income (loss) from operations	(3,306)	82

Other income (expense), net
Interest income	800	600
Other income (expense), net	—	(1)

Total other income (expense), net	800	599

Income (loss) before income taxes	(2,506)	681
Provision for (benefit from) income taxes	(1,718)	19

Net income (loss)	$(788)	$662

Net income (loss) per share:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03
Weighted average common shares outstanding:
Basic	20,291	19,885
Diluted	20,291	25,711
The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(788)	$662
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities Deferred income tax benefit	(1,719)	—
Depreciation and amortization	536	286
Stock based compensation expense	556	35
Provision for doubtful accounts	11	10
Amortization of short-term investment premium	62	190
Changes in operating assets and liabilities
Accounts receivable	(294)	(500)
Prepaid expenses and other current assets	(581)	(59)
Other assets	(37)	—
Accounts payable	493	(661)
Accrued expenses	(2,181)	480
Other long-term liabilities	556	(16)

Net cash provided by (used in) operating activities	(3,386)	427

Cash flows from investing activities
Purchases of short-term investments	(5,994)	(5,052)
Purchases of property and equipment	(2,093)	(518)
Proceeds from sale and maturity of short-term investments	16,941	715

Net cash provided by (used in) investing activities	8,854	(4,855)

Cash flows from financing activities
Proceeds from stock option exercises	146	39
Proceeds from common stock warrant exercises	—	6

Net cash provided by financing activities	146	45

Net increase (decrease) in cash and cash equivalents	5,614	(4,383)

Cash and cash equivalents at beginning of period	6,868	11,525

Cash and cash equivalents at end of period	$12,482	$7,142

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
The accompanying unaudited interim balance sheet as of March 31, 2006, the statements of operations and cash flows for the three months ended March 31, 2006 and 2005, together with the related notes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U. S. Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements, except for the adoption of SFAS 123(R), as explained in Note 4, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006, or any other period. The balance sheet at December 31, 2005 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at March 31, 2006 and December 31, 2005, there were no shares of outstanding redeemable convertible preferred stock.
All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the first closing of the Company’s initial public offering.
Seasonality
The Company’s net transaction revenues and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended March 31, 2005 and 2004 accounted for approximately 19.0% and 17.5% of annual net transaction revenues in 2005 and 2004, respectively.
2. SHORT-TERM INVESTMENTS
At March 31, 2006 short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market securities	$2,131	$—	$—	$2,131
Repurchase agreements	5,900	—	—	5,900
Asset backed	10,210	—	(51)	10,159
Corporate obligations	29,006	—	(194)	28,812
US Government and agency obligations	32,306	—	(222)	32,084

Total short-term investments	$79,553	$—	$(467)	$79,086

March 31,
2006
(in thousands)
Recorded as:
Cash equivalents	$8,031
Short-term investments	71,055

$79,086

At March 31, 2006, the fair value of the Company’s investments which had been in an unrealized loss position for over twelve months was $34.0 million and the related unrealized loss was approximately $107,000.
The estimated fair value of short-term investments classified by date of contractual maturity at March 31, 2006 are as follows:

March 31,
2006
(in thousands)

Due within one year or less	$41,936
Due after one year through two years	29,130
Due after two years through four years	8,020

$79,086

3. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and dilutive net income (loss) per share for the period indicated:

	Three Months ended March 31,
	2006	2005
	(in thousands, except per share
	data)
Numerator:
Net income (loss) available to common stockholders (for basic and dilutive EPS computations)	$(788)	$662

Denominator:
Weighted average common shares outstanding used to compute EPS:
Basic	20,291	19,885
Diluted	20,291	25,711
Net income (loss) per share:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03
The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods presented:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Stock options to purchase common stock	4,105	551
Warrants to purchase preferred and common stock	4,603	3
4. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The Unaudited Condensed Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the first quarter of fiscal 2006 are not directly comparable to the same period in the prior year.
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).
Prior to the adoption of SFAS 123(R)
Prior to the adoption of SFAS 123(R), the Company accounted for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25 (“FIN 44”) and complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure (“SFAS 148”). Under APB 25, compensation expense was based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortized deferred stock-based compensation using the straight-line method.
The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation.

Three Months Ended
March 31, 2005
(in thousands, except per
share data)
Net income as reported	$662
Add: Stock-based compensation expense included in reported net income, net of tax	35
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(285)

Pro forma net income	$412

Net income per share, as reported:
Basic	$0.03
Diluted	$0.03
Pro forma income per share:
Basic	$0.02
Diluted	$0.02
Impact of the Adoption of SFAS 123(R)
The Company elected to adopt the modified prospective application transition method as provided by SFAS 123(R) except for options granted prior to May 2004, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the quarter ended March 31, 2006 includes:

•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to May 2004, and prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123;
•	compensation cost for stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R); and
•	compensation cost for options granted prior to May 2004, based on the intrinsic value method
Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows:

Three Months Ended
March 31, 2006
(in thousands)

Cost of revenues	$120
Product development	42
Marketing and business development	27
General and administrative	367

Total stock-based compensation	556
Tax effect on stock based compensation	(222)

Net effect on net income	334

Effect on earnings per share:
Basic	$0.02

Diluted	$0.02

There was no impact on cash flows from operating activities or financing activities during the three months ended March 31, 2006 as a result of the adoption of SFAS 123(R). In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R) the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of March 31, 2006, there was $5.7 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 3 years.
Valuation Assumptions
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s financial statements. In connection with the adoption of SFAS 123(R), the Company reassessed its valuation technique and related assumptions.
The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of peer companies. The expected life of options granted during the three months ended March 31, 2006 is estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 107.
The assumptions used for the three months ended March 31, 2006 and 2005 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Three Months Ended March 31,
	2006	2005
Expected volatility	52%	33%
Risk-free interest rate	4.3-4.7%	4.1%
Expected life	6.1 years	4 years
Expected dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$4.62	$4.74

The accounting for and disclosure of employee and non-employee equity awards, primarily stock options, requires judgment by management on a number of assumptions, including the fair value of the underlying instrument prior to the filing of the registration statement for an initial public offering, estimated lives of the outstanding instruments, and the instrument’s volatility prior to the filing of the registration statement for an initial public offering. Changes in key assumptions will impact the valuation of such awards.
Stock Option Activity
A summary of the Company’s stock option activity for the three months ended March 31, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2006	3,652	$7.01
Options granted	653	$8.41
Options exercised	(45)	$3.18
Options forfeited or expired	(82)	$11.88

Outstanding at March 31, 2006	4,178	$7.17	7.68	13,778

Options exercisable at March 31, 2006	2,205	$3.79	6.43	12,718

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $8.78 on March 31, 2006, and the exercise price for the options that were in-the-money at March 31, 2006. Total intrinsic value of options exercised was $258,000 and $167,000 for the three-month period ended March 31, 2006 and March 31, 2005, respectively.
The Company settles employee stock option exercises with newly issued common shares.
Stock Option Plans
In February 1999, the BOD approved and the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1999 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. The Company has authorized and reserved 3,362,000 shares of common stock for issuance under the 1999 Plan.
In August 2004, the BOD approved and the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2004 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. The Company has authorized and reserved 1,000,000 shares of common stock for issuance under the 2004 Plan.
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

5. INCOME TAXES
At the end of each interim period the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.
The Company has recorded a benefit from income taxes of $1.7 million for the three months ended March 31, 2006, reflecting an annual effective tax rate of approximately 69% for 2006. The effective tax rate differs from the statutory rate primarily due to certain non-deductible stock-based compensation recorded upon adoption of FAS 123(R). The Company recorded a tax provision for income taxes of 19,000 for the three months ended March 31, 2005 attributable to federal and state alternative minimum taxes payable.
6. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) is comprised of the following:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income (loss)	$(788)	$662
Other comprehensive loss:
Change in accumulated unrealized loss on available-for-sale securities, net	23	(362)

Comprehensive income (loss)	$(765)	$300

7. COMMITMENTS AND CONTINGENCIES
The Company leases office space under noncancelable operating leases with various expiration dates through January 2012.
Future minimum lease payments under noncancelable operating leases at March 31, 2006 are as follows, in thousands:

Operating
Year ending December 31,	leases
2006	1,092
2007	1,463
2008	1,174
2009	756
2010	739
Thereafter	782

Total minimum lease payments	$6,006

Legal Proceedings
On August 3, 2005, the Company was named in a class action lawsuit filed in Superior Court of the State of California, County of San Diego, Central Division, Sullivan, et al v. ZipRealty, case number GIC851801, by two former employee agents. The plaintiffs alleged, among other things, that the Company’s expense allowance policies violated California law. The Company reached an agreement to settle this claim in exchange for a payment of $4.2 million. The agreement, which included a full release from any further liability on this issue, was granted preliminary court approval on October 21, 2005 and final court approval on February 10, 2006. The Company has made full payment under the settlement agreement.
The Company is not currently subject to any material legal proceedings. From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on the business, financial position, results of operations or cash flows.

Indemnifications
The Company has entered into various indemnification agreements in the ordinary course of our business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless and reimburse the indemnified parties, which include certain of the Company’s service providers as well as others, in connection with certain occurrences. In addition, the Company’s charter documents require the Company to provide indemnification rights to our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, and permit the Company to provide indemnification rights to the Company’s other employees and agents, for certain events that occur while these persons are serving in these capacities. The Company has also entered into indemnification agreements with each of the Company’s directors and its officers with a title of Vice President or higher. Further, the underwriting agreement for the Company’s initial public offering requires the Company to indemnify the Company’s underwriters and certain of their affiliates and agents for certain liabilities arising from the Company’s offering and the related registration statement.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
     The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those set forth in “Risk Factors” in Item 1A of Part II of this report and elsewhere in this report. We undertake no obligation to update any information contained in these forward-looking statements.
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
     We were founded in 1999, currently have operations in 17 major metropolitan areas, and as of March 31, 2006 employed 1,680 people, of whom 1,481 were ZipAgents. We commenced operations in Las Vegas in April 2005, in Houston in June 2005, in Miami in October 2005, in Tampa in February 2006 and in Orlando in April 2006. We have announced plans to enter Austin, Minneapolis, Palm Beach and the Greater Philadelphia area later in the year.
Trends in our business
     Our business has experienced significant growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In the three months ended March 31, 2006, we generated $19.2 million in net revenues, compared to $17.8 million in the three months ended March 31, 2005. The number of our closed transactions increased to approximately 2,638 in the three months ended March 31, 2006 from approximately 2,343 in the three months ended March 31, 2005, and our average net revenue per transaction decreased to approximately $7,069 in the three months ended March 31, 2006 from approximately $7,391 in the three months ended March 31, 2005. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 1,481 at March 31, 2006 from 983 at March 31, 2005. Our average net revenue per transaction decreased over this time primarily as a result of our growing percentage of transactions occurring in less expensive housing price markets outside of California. As we add additional ZipAgents, we believe we will continue to increase our transaction volume and grow our business. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is an opportunity to increase our market share and grow our revenues, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors. However, we anticipate the pace of our growth in percentage terms to slow as our company increases in size.
     Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, nationally sales of existing homes nationally fell 0.7% year-over-year in March 2006 to a seasonally adjusted annual rate of 6.9 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 15.0% year-over-year during the month of March 2006. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers. While over the long-term we believe a more balanced market will be beneficial to our model, which relies primarily on representing buyers, during this period of transition we may continue to experience reduced growth rates and agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.
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
     We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors. We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume due to our increased ZipAgent force. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. We again achieved profitability in the third and fourth quarters of 2005, but because of seasonality and new market expansion as well as the current softening in the residential real estate market, we experienced a net loss in the first quarter of 2006.
     Over the past several years there has been a decline in average commissions charged in the real estate brokerage industry, in part due to companies such as ours exerting downward pressure on prices with a lower commission structure, as well as by what, in our view, appears to be an increase in consumer willingness to negotiate fees with their agents. We believe that many consumers are focusing on absolute commission dollars paid to sell their home as opposed to accepting a traditional standard market commission percentage. According to REAL Trends, while the average commission percentage decreased from 5.44% in 2000 to 5.02% in 2005, total commission revenues increased from $42.6 billion to $65.5 billion during that same period, influenced by steadily increasing sales volumes and higher median sales prices. In the event that commissions continue to decline, we have designed our business model around an attractive cost structure and operational efficiencies which we believe should allow us to continue to offer our services at prices less than those charged by the majority of our competitors.
Market seasonality, cyclicality and interest rate influences
     The residential real estate brokerage market is influenced both by annual seasonality factors, as well as by overall economic cycles. While individual markets vary, transaction volume activity nationally tends to progressively increase from January through the summer months, then gradually slows over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. While we believe that, until fairly recently, seasonality has been somewhat masked by our overall growth, we have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.
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
     Over the past several decades, the national residential real estate market has demonstrated significant growth, with annual existing home sales volume growing from 1.6 million in 1970 to approximately 7.1 million in 2005 and median existing home sales prices increasing every year during that period. During that period, the volume of existing home sales has declined for at least two consecutive years only twice, namely 1979 through 1982 and 1989 through 1990. The declines in sales volumes in the 1979 through 1982 period occurred while interest rates were at historic highs, with long-term U.S. Treasury rates exceeding 10%. With rates remaining at similarly high levels, housing activity expanded during the period from 1983 through 1986. Average interest rates were lower during the second period of consecutive year declines, 1989 through 1990, than in 1988.
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
     While we do not believe that increasing interest rates will necessarily have a negative impact on the housing market, increasing interest rates may lead to a lower demand for housing or put downward pressure on prices. Higher interest rates could increase monthly housing payments or reduce the amount an individual can pay, which may have an adverse effect on pricing and affordability. It is also possible that home ownership rates, which reached an all time high in 2004 during the recent period of record low interest rates, could drop as a result of fewer first-time buyers being able to afford homes. Should overall transaction activity or sales prices decline, overall commissions generated in the industry could decline as well, potentially causing the roughly $65.5 billion in annual commissions generated in 2005 to decline. However, should the addressable market for our services decline somewhat due to decreasing sales volume or prices, we believe the overall size of the market on an absolute basis will remain very large, providing ample addressable opportunity for us to continue to grow our business through increasing our market share.
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
Recent accounting pronouncements
     There are no new recent accounting pronouncements that the Company anticipates will have a material impact on its financial position, results of operations or cash flows.

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
Stock-based compensation
Effective January 1, 2006, we adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to adopting SFAS 123(R) we accounted for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award. We elected to adopt the modified prospective application transition method as provided by SFAS 123(R) except for options granted prior to May 2004, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the quarter ended March 31, 2006 includes:
•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to May 2004, and prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123;

•	compensation cost for stock-based awards granted subsequent, to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R); and

•	compensation cost for options granted prior to May 2004, based on the intrinsic value method
     In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). We estimate the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of our common stock and consideration of other relevant factors such as the volatility assumptions of peer companies. The expected life of options is estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 107. We estimate expected forfeitures based on various factors including employee class and historical experience.
     We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).
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
     Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss tax carryforwards generated before we achieved profitability. During the fourth quarter of 2005, we concluded that it is more likely than not that we will be able to realize the benefit of a significant portion of these deferred tax assets in the future, and we released substantially all of the deferred tax valuation allowance.

RESULTS OF OPERATIONS
     The following table summarizes certain financial data related to our operations:

	Three months ended
	March 31,
	2006	2005
	(in thousands, except per
Statements of operations data (unaudited)	share data)
Net transaction revenues	$18,648	$17,318
Referral and other revenues	569	500

Net revenues	19,217	17,818

Operating expenses:
Cost of revenues	10,740	10,073
Product development	1,279	594
Marketing and business development	3,073	2,807
General and administrative	7,431	4,262

Total operating expenses	22,523	17,736

Income (loss) from operations	(3,306)	82

Other income (expense):
Interest income	800	600
Other income (expense), net	—	(1)

Total other income (expense), net	800	599

Income (loss) before income taxes	(2,506)	681
Provision for (benefit from) income taxes	(1,718)	19

Net income (loss)	$(788)	$662

Net income (loss) per share:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03
Weighted average common shares outstanding:
Basic	20,291	19,885
Diluted	20,291	25,711

The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended
	March 31,
Statements of operations data	2006	2005
Net transaction revenues	97.0%	97.2%
Referral and other revenues	3.0	2.8

Net revenues	100.0	100.0

Operating expenses:
Cost of revenues	55.9	56.5
Product development	6.7	3.3
Marketing and business development	16.0	15.8
General and administrative	38.7	23.9

Total operating expenses	117.3	99.5

Income (loss) from operations	(17.3)	0.5

Other income (expense):
Interest income	4.2	3.4
Other income (expense)	—	—

Total other income (expense), net	4.2	3.4

Income (loss) before income taxes	(13.1)	3.9
Provision for (benefit from) income taxes	(8.9)	0.1

Net income (loss)	(4.2%)	3.8%

	Three Months Ended
	March 31,
Other operating data	2006	2005
Number of ZipAgents at end of period	1,481	983
Total value of real estate transactions closed during period (in billions)	$0.9	$0.8
Number of transactions closed during period (1)	2,638	2,343
Average net revenue per transaction during period (2)	$7,069	$7,391

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.
Comparison of the three months ended March 31, 2006 and 2005
Net revenues

	Three Months Ended
	March 31,		Increase	Percent
	2006	2005	(decrease)	change
	(in thousands)
Net revenues	$19,217	$17,818	$1,399	7.9%
     The increase in our net revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to increased transaction volume partially offset by lower average net revenue per transaction. Transaction volume increased by 12.6% and contributed $2.2 million resulting from 2,638 transactions closed in the three months ended March 31, 2006 compared to 2,343 transactions closed in the three months ended March 31, 2005. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. Additionally, we continued adding new agents in Las Vegas, Houston, Miami and Tampa as we commenced operations in April 2005, June 2005, October 2005 and February 2006, respectively. Transaction volume from Las Vegas, Houston, Miami and Tampa contributed 81.7% of the increased transactions closed in the three months ended March 31, 2006. We had 1,481 ZipAgents at March 31, 2006 compared to 983 at March 31, 2005. Average net revenue per transaction decreased by 4.4% resulting in a decrease of $0.9 million primarily due to representing buyers and sellers in transactions in markets with lower home prices for the three months ended March 31, 2006. We anticipate average net revenue per transaction to decrease modestly during 2006 as we grow our business in markets with lower home prices and, additionally, we anticipate the rate of price increases in existing home sales to slow relative to current levels and that home prices may decline in some markets. The increase in referral and other revenues was not significant.
     We expect that the overall market for our services will continue to improve in 2006 as we expand our force of ZipAgents in existing markets and continue to expand into new markets.
Cost of revenues

	Three Months Ended
	March 31,		Increase	Percent
	2006	2005	(decrease)	change
	(in thousands)
Cost of revenues	$10,740	$10,073	$667	6.6%
     Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.
     The increase in cost of revenues for three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due primarily to an increase in commissions, related payroll costs and expense allowances and reimbursements of approximately $0.5 million related to our growth in net transaction revenues and a $0.1 million increase in stock-based compensation expense recognized as cost of revenues resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, cost of revenues decreased by 0.6 percentage points due primarily to the mix of commission splits earned by our ZipAgents.
     We expect our cost of revenues to increase in 2006 in absolute dollars as we continue to grow our business, but to remain relatively consistent or to increase modestly as a percentage of net revenues.
Product development

	Three Months Ended
	March 31,		Increase	Percent
	2006	2005	(decrease)	change
	(in thousands)
Product development	$1,279	$594	$685	115.4%
     Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
     The increase in product development expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.5 million and information technology of $0.1 million. As a percentage of net revenues, product development expenses increased by 3.4 percentage points in the period due primarily to the growth of the product development staff to enhance our proprietary consumer website and agent platform.
     We expect our product development expenses to increase in 2006 in absolute dollars and as a percentage of net revenues as we continue to grow our business and enhance our proprietary consumer website and agent platform.
Marketing and business development

	Three Months Ended
	March 31,		Increase	Percent
	2006	2005	(decrease)	change
	(in thousands)
Marketing and business development	$3,073	$2,807	$266	9.5%
     Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.

     The increase in marketing and business development expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $0.3 million necessary to support the increase in the number of ZipAgents. As a percentage of net revenues, marketing and business development expenses increased 0.2 percentage points in the period due primarily to costs of lead acquisition.
     We expect our marketing and business development expenses to increase in 2006 in absolute dollars but to remain relatively consistent as a percentage of net revenues, as we acquire more leads for our expanding ZipAgent force.
General and administrative

	Three Months Ended
	March 31,		Increase	Percent
	2006	2005	(decrease)	change
	(in thousands)
General and administrative	$7,431	$4,262	$3,169	74.3%
     General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.
     The increase in general and administrative expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to growth in our business and consisted primarily of approximately $0.6 million related to increased salaries and benefits and $0.3 million of related operating and occupancy costs for our additional management and support personnel in our existing and new district sales offices. Corporate office expenses increased for the same period due to approximately $0.8 million of salaries and benefits, approximately $0.1 million of travel expense, approximately $0.1 million of moving costs related to the relocation of our corporate office and approximately $0.8 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley Section 404 compliance costs. Additionally, stock-based compensation increased $0.3 million in general and administrative expense resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, general and administrative expenses increased 14.8 percentage points for the same period.
     As we continue to expand our business and incur additional costs associated with being a public company we expect our general and administrative expenses to increase in 2006 in absolute dollars and as a percentage of net revenues.
Interest income

	Three Months Ended
	March 31,		Increase	Percent
	2006	2005	(decrease)	change
	(in thousands)
Interest income	$800	$600	$200	33.2%
     Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due primarily to marginally higher average balances and higher interest rates.
Other income (expense), net

	Three Months Ended
	March 31,		Increase	Percent
	2006	2005	(decrease)	change
	(in thousands)
Other income (expense), net	$—	$(1)	$1	(100.0)%
     Other income (expense), net consists of non-operating items, which have not been significant to date.
Provision for income taxes

	Three Months Ended
	March 31,		Increase	Percent
	2006	2005	(decrease)	change
	(in thousands)
Provision for (benefit from) income taxes	$(1,718)	$19	$(1,737)	(8930.2)%

     We recorded a benefit from income taxes in the three months ended March 31, 2006 related to our net book loss. In the three months ended March 31, 2005, we recorded a provision attributable to federal and state alternative minimum taxes payable due to limits on the amount of the net operating losses. At March 31, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
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
     As of March 31, 2006, we had cash, cash equivalents and short-term investments of $83.5 million and had no bank debt, line of credit or equipment facilities.
Operating activities
     Our operating activities used cash in the amount of $3.4 million and generated cash in the amount of $0.4 million in the three months ended March 31, 2006 and 2005, respectively. Cash used in the three months ended March 31, 2006 was primarily due to payment of $3.2 million for litigation settlement. Cash generated in the three months ended March 31, 2005 was primarily due to growth in our business.
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
     A number of non-cash items have been charged to expense and decreased our net income or increased our net loss. These items include depreciation and amortization of property and equipment and amortization of deferred employee stock-based compensation expense and other stock-based charges. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.
Investing activities
     Our investing activities generated cash in the amount of $8.9 million and used cash in the amount of $4.9 million in the three months ended March 31, 2006 and 2005, respectively. Sources of cash for the three months ended March 31, 2006 represent net proceeds from the sales and purchase of short-term investments partially off-set by the purchase of property and equipment, furniture, and leasehold improvements in connection with the relocation and build-out of the corporate office space. Uses of cash for the three months ended March 31, 2005 were primarily related to the purchases of property and equipment and net purchases and sales of short-term investments.
     We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
     Currently, we expect our remaining 2006 capital expenditures to be approximately $2.2 million, with approximately $1.2 million to be spent in the second quarter of 2006. Capital expenditures for the remainder of 2006 are expected to include $1.8 million to increase server capacity and purchase computer equipment and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.
Financing activities
     Our financing activities provided insignificant cash in the three months ended March 31, 2006 and 2005. Sources of cash from financing activities primarily represented proceeds from common stock option exercises.

     As of March 31, 2006, we had warrants outstanding for the purchase of an aggregate of 4,603,000 shares of our common stock at a weighted average exercise price of $3.94 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     We lease office space and equipment under non-cancelable operating leases with various expiration dates through January 2012. The following table provides summary information concerning our future contractual obligations and commitments at March 31, 2006.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
		(in thousands)
Operating lease commitments	$1,462	$2,472	$1,473	$599	$6,006
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
     As of March 31, 2006 and 2005, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2006 and 2005, the increase or decline in fair market value of the portfolio would be approximately $0.2 and $0.2 million, respectively.
Exchange rate sensitivity
     We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.
Item 4. Controls and Procedures:
     (a) Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We are not currently subject to any material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of our business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on our business, results of operations, financial position, or cash flows.
Item 1A. Risk Factors:
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
     We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at March 31, 2006 had an accumulated deficit of $32.5 million. While we were profitable in the third and fourth quarters of 2003, the second, third and fourth quarters of 2004 and the first, third and fourth quarters of 2005, we were not profitable in the first quarter of 2006 and we may not be profitable in future quarters or on an annual basis. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement.
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
     The success of our business depends in part on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings. The purchase of residential real estate is a significant transaction for most consumers, and one which can be delayed or terminated based on the availability of discretionary income. Economic slowdown or recession, rising interest rates, adverse tax policies, lower availability of credit, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disaster, oil price spikes or the public perception that any of these events may occur, could adversely affect the demand for residential real estate and would harm our business. Also, if interest rates increase significantly, homeowners’ ability to purchase a new home or a higher priced home may be reduced as higher monthly payments would make housing less affordable. In addition, these conditions could lead to a decline in transaction volume and sales prices, either of which would harm our operating results.
     Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. Nationally, sales of existing homes fell 0.7% year-over-year in March 2006 to a seasonally adjusted annual rate of 6.9 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 15.0% year-over-year during the month of March 2006. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity.
Our business model is new and unproven, and we cannot guarantee our future success.
     Our Internet-enabled residential real estate brokerage service is a relatively new and unproven business model. Our business model differs significantly from that of a traditional real estate brokerage firm in several ways, including our heavy reliance on the Internet and technology and our employee agent model. The success of our business model depends on our ability to achieve higher transaction volumes at an overall lower cost per transaction in order to offset the costs associated with our technology, employee benefits, marketing and advertising expenses and discounts and rebates. If we are unable to efficiently acquire clients and maintain agent productivity in excess of industry averages, our ZipAgents may close fewer transactions and our net revenues could suffer as a result. Also, given that our agent employee model is uncommon in the real estate industry, our compensation structure could be subject to legal challenge, such as the litigation commenced against ZipRealty in 2005, which has been resolved. In addition, our agents generally earn a lower per transaction commission than a traditional independent contractor agent. If we are unsuccessful in providing our agents with more opportunities to close transactions than under the traditional model, our ability to hire and retain qualified real estate agents would be harmed, which would in turn significantly harm our business.
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
     Furthermore, we rely on federal and state exemptions from minimum wage and fair labor standards laws for our ZipAgents, who are compensated primarily through commissions. Such exemptions may not continue to be available, or we may not qualify for such exemptions, which could subject us to penalties and damages for non-compliance. Also, some states, such as California, have enacted laws requiring the reimbursement of employee expenses, which caused us to change our compensation practices in 2005. If similar exemptions are not available in states where we desire to expand our operations or if they cease to be available in the states where we currently operate, or if we are so required by other state laws, we may need to modify our agent compensation structure in such states, which could cause our compensation practices to be less attractive to agents or more expensive to the Company.
Our failure to effectively manage the growth of our ZipAgents and our information and control systems could adversely affect our ability to service our clients.
     As our operations have expanded, we have experienced rapid growth in our headcount from 1,124 total employees, including 983 ZipAgents, at March 31, 2005 to 1,680 total employees, including 1,481 ZipAgents, at March 31, 2006. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.
     As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. This ability is particularly critical as we implement new systems and controls to help us comply with the more stringent requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Effective internal control over financial reporting is required by law and is necessary for us to provide reliable financial reports and effectively prevent fraud. Effective disclosure controls and procedures are required by law and are necessary for us to file complete, accurate and timely reports under the Securities Exchange Act of 1934. Any inability to provide reliable financial reports or prevent fraud or to file complete, accurate and timely reports under the Securities Exchange Act could harm our business, harm our reputation or result in a decline in our stock price. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan.
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
     When interest rates rise, all other things being equal, housing becomes less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, potentially leading to fewer transactions or reductions in home prices in certain regions, depending also on the relevant supply-demand dynamics of those markets. Since we operate in only 17 markets around the country, it is possible that we could experience a more pronounced impact than we would experience if our operations were more diversified. Should we experience softening in our markets and not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results could be negatively impacted.
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
     We currently operate in 17 markets, including 14 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Las Vegas in April 2005, in Houston in June 2005, in Miami in October 2005, in Tampa in February 2006 and in Orlando in April 2006. We have announced plans to also enter Palm Beach and the Greater Philadelphia area in 2006. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:
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
     We plan to continue conducting and refining online and direct mail advertising and possibly to test and conduct print, radio, outdoor and/or television advertising campaigns. We plan to increase our online advertising expenditures in the near future while maintaining our offline advertising expenditures at current levels. While we intend to enhance our marketing and advertising activities in order to attract and retain both clients and employees, these activities may not have a material positive impact on our brand identity. In addition, developing our brand will depend on our ability to provide a high-quality consumer experience and high quality service, which we may not do successfully. If we are unable to develop, maintain and enhance our brand, our ability to attract new clients and employees or successfully expand our operations will be harmed.
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
     Some of our competitors are able to undertake more extensive marketing campaigns, make more attractive offers to potential agents and clients and respond more quickly to new or emerging technologies. Over the past several years there has been a slow but steady decline in average commissions charged in the real estate brokerage industry, with the average commission percentage decreasing from 5.44% in 2000 to 5.02% in 2005 according to REAL Trends. Some of our competitors with greater resources may be able to better withstand the short- or long-term financial effects of this trend. In addition, the barriers to entry to providing an Internet-enabled real estate service are low, making it possible for current or new competitors to adopt certain aspects of our business model, including offering comprehensive MLS data to clients via the Internet, thereby reducing our competitive advantage. We may not be able to compete successfully for clients and agents, and increased competition could result in price reductions, reduced margins or loss of market share, any of which would harm our business, operating results and financial condition.

Changes in federal and state real estate laws and regulations, and rules of industry organizations such as the National Association of REALTORS® could adversely affect our business.
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
     A significant component of our value proposition to our home buyer clients is a cash rebate provided to the buyer at closing. Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Certain states, such as Alaska, Kansas, Louisiana, Mississippi, New Jersey, Oklahoma, Oregon and Tennessee, may presently prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured, including Missouri and New York. In connection with our announced plans to enter the Greater Philadelphia area, including New Jersey, and should we decide to expand into any of these other states, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states. Moreover, we cannot predict whether alternative approaches will be cost effective or easily marketable to prospective clients. The failure to enter into these markets, or others that adopt similar restrictions, or to successfully attract clients in these markets, could harm our business.
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
     As a licensed real estate brokerage, we and our licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. In the ordinary course of business we and our employees are subject to litigation from parties involved in transactions for alleged violations of these obligations. We self-insure some of this risk and, as we expand our business to include larger deals, we may not be able to obtain third party insurance on these larger deals with attractive terms. In addition, we may be required to indemnify our employees who become subject to litigation arising out of our business activities, including for claims related to the negligence of those employees. An adverse outcome in any such litigation could negatively impact our reputation and harm our business.
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
     Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 43% of our net transaction revenues in the quarter ended March 31, 2006 in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather, economic or market conditions or other events outside of our control. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
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
     The loss of the services of one or more of our key personnel could seriously harm our business. We recently announced plans of Eric A. Danziger, our Chief Executive Officer, to leave the Company on or about August 1, 2006. Our success depends on the continued contributions of Gary M. Beasley, our President and Chief Financial Officer, and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. None of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.
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
Accounting for employee stock options using the fair value method could significantly reduce our net income in future periods.
     In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123(R) (revised 2004), that requires companies to expense the value of employee stock options and similar awards. In April 2005, the Securities and Exchange Commission amended the compliance dates and, accordingly, we were required to record an expense for our stock-based compensation plans using the fair value method beginning on January 1, 2006. This expense will exceed the expense we previously recorded for our stock-based compensation plans and correspondingly reduce our net income in future periods.
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
     As of March 31, 2006, we had 20,318,859 shares of common stock outstanding. The 5,232,500 shares sold pursuant to our November 2004 initial public offering are currently tradable without restriction. Almost all of the remaining shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
     In addition, we have registered approximately 5.2 mllion shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 2,204,907 shares were vested as of March 31, 2006 and, if those options are exercised, those shares are eligible for sale. Also as of March 31, 2006, we had outstanding warrants for 4,603,000 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale after the expiration of the lock-up agreements.
Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.
     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own over half of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our board of directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.
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

Item 5. Other Information:
On May 8, 2006, we filed with the Securities and Exchange Commission a Current Report on Form 8-K (File No. 000-51002) concerning (i) the decision of Eric A. Danziger, our Chief Executive Officer, to resign from the Company on or about August 1, 2006, (ii) the acceptance of Gary M. Beasley, our Chief Financial Officer, of the additional position of President, effective May 2, 2006, (iii) election of Donald F. Wood as Chairman of our Board of Directors, effective May 2, 2006, and (iv) a summary of the compensatory agreements reached with Mr. Danziger and Mr. Beasley.
Item 6. Exhibits:
The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ Gary M. Beasley

Gary M. Beasley
President and Chief Financial Officer
Date: May 10, 2006

Exhibit Index

Exhibit
number	Description
3.1(a)(1)	Amended and Restated Certificate of Incorporation

3.2(a)(1)	Bylaws

4.1(1)	Form of Common Stock Certificate

10.12(2)*	Summary of Cash Compensation for Named Executive Officers

10.13(2)	Management Incentive Plan – Fiscal Year 2006

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 16, 2006.

*	Identifies a management contract or compensatory plan or agreement required to be filed as an exhibit of this report.