Form 10-Q
period 2006-06-30
ZIPREALTY INC
filed 2006-08-09
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51002
ZIPREALTY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State of incorporation)	94-3319956
(IRS employer identification number)

2000 POWELL STEET, SUITE 300
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 20,396,272 shares of common stock outstanding at August 1, 2006.

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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements:
ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$13,728	$6,868
Short-term investments	72,675	82,041
Accounts receivable, net of allowance of $65 and $42 at June 30, 2006 and December 31, 2005, respectively	2,506	1,634
Prepaid expenses and other current assets	2,790	3,138
Current and deferred income taxes	761	500

Total current assets	92,460	94,181
Restricted cash	90	90
Property and equipment, net	4,074	2,538
Investment in non-consolidated companies	37	—
Deferred tax assets, net	17,053	17,053
Other assets	132	91

Total assets	$113,846	$113,953

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,329	$1,631
Accrued expenses	7,628	8,503

Total current liabilities	8,957	10,134
Other long-term liabilities	590	38

Total liabilities	9,547	10,172

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 20,395 and 20,273 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	20	20
Additional paid-in capital	131,542	130,077
Common stock warrants	6,094	6,094
Deferred stock-based compensation	(172)	(257)
Accumulated other comprehensive loss	(514)	(490)
Accumulated deficit	(32,671)	(31,663)

Total stockholders’ equity	104,299	103,781

Total liabilities and stockholders’ equity	$113,846	$113,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net transaction revenues	$26,195	$25,228	$44,843	$42,546
Referral and other revenues	714	529	1,283	1,029

Net revenues	26,909	25,757	46,126	43,575

Operating expenses
Cost of revenues	14,590	13,829	25,330	23,902
Product development	1,275	611	2,554	1,205
Marketing and business development	3,224	3,286	6,297	6,092
General and administrative	7,478	5,483	14,909	9,745
Litigation	—	4,164	—	4,164

Total operating expenses	26,567	27,373	49,090	45,108

Income (loss) from operations	342	(1,616)	(2,964)	(1,533)

Other income (expense), net
Interest income	896	652	1,696	1,252
Other expense, net	—	(1)	—	(3)

Total other income (expense), net	896	651	1,696	1,249

Income (loss) before income taxes	1,238	(965)	(1,268)	(284)
Provision for (benefit from) income taxes	1,458	(19)	(260)	—

Net loss	$(220)	$(946)	$(1,008)	$(284)

Net loss per share:
Basic	$(0.01)	$(0.05)	$(0.05)	$(0.01)
Diluted	$(0.01)	$(0.05)	$(0.05)	$(0.01)
Weighted average common shares outstanding:
Basic	20,366	20,005	20,329	20,001
Diluted	20,366	20,005	20,329	20,001
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities
Net loss	$(1,008)	$(284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income tax benefit	(261)	—
Depreciation and amortization	1,124	643
Stock-based compensation expense	1,169	71
Provision for doubtful accounts	23	26
Amortization of short-term investment premium	72	376
Changes in operating assets and liabilities
Accounts receivable	(895)	(1,198)
Prepaid expenses and other current assets	348	(229)
Other assets	(41)	—
Accounts payable	(302)	(307)
Accrued expenses	(875)	5,868
Other long-term liabilities	552	(29)

Net cash provided by (used in) operating activities	(94)	4,937

Cash flows from investing activities
Purchases of short-term investments	(31,553)	(17,094)
Proceeds from sale and maturity of short-term investments	40,823	6,959
Purchases of property and equipment	(2,660)	(1,383)
Investment in non-consolidated companies	(37)	—

Net cash provided by (used in) investing activities	6,573	(11,518)

Cash flows from financing activities
Proceeds from stock option exercises	381	314
Proceeds from common stock warrant exercises	—	11

Net cash provided by financing activities	381	325

Net increase (decrease) in cash and cash equivalents	6,860	(6,256)

Cash and cash equivalents at beginning of period	6,868	11,525

Cash and cash equivalents at end of period	$13,728	$5,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2006 and 2005 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, except for the adoption of SFAS 123(R), as explained in Note 4, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006, or any other period. The balance sheet at December 31, 2005 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
     On June 1, 2006 the Company formed a wholly owned subsidiary, ZipRealty Title Holdings, LLC and on June 5, 2006 the Company formed a wholly owned subsidiary, Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. On June 16, 2006 ZipRealty Title Holdings, LLC entered into a joint venture with an independent third party title company. No operations had commenced as of June 30, 2006 for any of these entities.
     The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and reflect the elimination of intercompany accounts and transactions. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.
     The Company accounts for interests in variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as amended. The Company consolidates all VIEs for which the Company is deemed to be the primary beneficiary.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current period’s presentation.
Stock split
     In August 2004, the Company’s stockholders approved a reverse stock split of the Company’s common and redeemable convertible preferred stock in a range of one for two to one for three shares. The actual split ratio of one for three shares of the Company’s common and redeemable convertible preferred stock was approved by the Company’s Board of Directors (“BOD”) on October 21, 2004, following stockholder approval of the range. On November 8, 2004, the reverse stock split became effective. All share, per share and stock option data information in the financial statements for all periods have been retroactively restated to reflect the reverse stock split.
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
     Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at June 30, 2006 and December 31, 2005, there were no outstanding shares of redeemable convertible preferred stock.
     All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the first closing of the Company’s initial public offering.
Seasonality
     The Company’s net transaction revenues and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended June 30, 2005 and 2004 accounted for approximately 27.7% and 26.2% of annual net transaction revenues in 2005 and 2004, respectively. Net transaction revenues during the six months ended June 30, 2005 and 2004 accounted for approximately 46.7% and 43.7% of annual net transaction revenues in 2005 and 2004, respectively.

2. SHORT-TERM INVESTMENTS
     At June 30, 2006 short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market securities	$3,987	$—	$—	$3,987
Repurchase agreements	5,318	—	—	5,318
Asset backed	25,443	—	(92)	25,351
Corporate obligations	27,669	—	(219)	27,450
US Government and agency obligations	20,077	—	(203)	19,874

Total short-term investments	$82,494	$—	$(514)	$81,980

June 30,
2006
(in thousands)
Recorded as:
Cash equivalents	$9,305
Short-term investments	72,675

$81,980

     At June 30, 2006, the fair value of the Company’s investments which had been in an unrealized loss position for over twelve months was $11.0 million and the related unrealized loss was approximately $57,000.
     The estimated fair value of short-term investments classified by date of contractual maturity at June 30, 2006 are as follows:

June 30,
2006
(in thousands)
Due within one year or less	$34,956
Due after one year through two years	24,481
Due after two years through four years	22,543

$81,980

3. NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net loss	$(220)	$(946)	$(1,008)	$(284)

Denominator:
Weighted average common shares outstanding:
Basic	20,366	20,005	20,329	20,001
Diluted	20,366	20,005	20,329	20,001
Net loss per share:
Basic	$(0.01)	$(0.05)	$(0.05)	$(0.01)
Diluted	$(0.01)	$(0.05)	$(0.05)	$(0.01)
     The following table sets forth potential common shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Stock options to purchase common stock	4,305	3,491	4,206	3,451
Warrants to purchase common stock	4,603	4,807	4,603	4,808
4. STOCK-BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the three and six months ended June 30, 2006 are not directly comparable to the same periods in the prior year.
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
     The following table illustrates the effect on net loss if the Company had applied the fair-value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation.

	Three Months Ended	Six Months Ended
	June 30	June 30
	2005	2005
Net loss as reported	$(946)	$(284)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(272)	(501)

Pro forma net loss	$(1,218)	$(785)

Net loss per share, as reported:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)
Pro forma loss per share:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)
     The stock-based employee compensation determined under the fair-value method for the three and six months ended June 30, 2005 have been adjusted to exclude the effect of the options granted prior to the Company’s filing of the registration statement for an initial public offering in May 2004, as those options were valued for pro forma disclosure purposes using the minimum value method.

Impact of the Adoption of SFAS 123(R)
     The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) except for options granted prior to the Company’s filing of the registration statement for an initial public offering in May 2004, that vested during the period for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the three and six months ended June 30, 2006 includes:
•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s filing of the registration statement for an initial public offering in May 2004, and prior to January 1, 2006, that vested during the period based on the grant date fair value estimated in accordance with the original provisions of SFAS 123;

•	compensation cost for stock-based awards granted subsequent to January 1, 2006, that vested during the period based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R); and

•	compensation cost for options granted prior to the Company’s filing of the registration statement for an initial public offering in May 2004, that vested during the period based on the intrinsic value method.
     Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three and six months ended June 30, 2006 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(in thousands)	(in thousands)
Cost of revenues	$127	$247
Product development	45	87
Marketing and business development	25	52
General and administrative	416	783

Total stock-based compensation	613	1,169
Tax effect on stock-based compensation	(245)	(468)

Net effect on net income	$368	$701

Effect on earnings per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

     There was no impact on cash flows from operating activities or financing activities during the three and six months ended June 30, 2006 as a result of the adoption of SFAS 123(R). In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R) the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of June 30, 2006, there was $7.1 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.7 years.
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
     The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of peer companies. The expected life of options granted during the three and six months ended June 30, 2006 is estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 107.
     The assumptions used for the three and six months ended June 30, 2006 and 2005 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	52%	36%	52%	33-36%
Risk-free interest rate	5.0%	3.8%	4.3-5.0%	3.8-4.1%
Expected life (years)	5.5-6.1	4	5.5-6.1	4
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$4.78	$4.71	$4.68	$4.73
Stock Option Activity
     A summary of the Company’s stock option activity for the periods indicated follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2006	3,652	$7.01
Options granted	653	$8.41
Options exercised	(45)	$3.18
Options forfeited or expired	(82)	$11.88

Outstanding at March 31, 2006	4,178	$7.17	7.68	13,778

Options granted	474	$8.80
Options exercised	(77)	$3.08
Options forfeited or expired	(113)	$11.22

Outstanding at June 30, 2006	4,462	$7.31	7.66	12,442

Options exercisable at June 30, 2006	2,298	$4.35	6.33	11,903

     Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $8.48 on June 30, 2006, and the exercise price for the options that were in-the-money at June 30, 2006. The total number of in-the-money options exercisable as of June 30, 2006 was 1,853,000. Total intrinsic value of options exercised was $733,000 and $1,656,000 for the six-month periods ended June 30, 2006 and June 30, 2005, respectively.
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

     The number of shares reserved for issuance under the 2004 Plan will be increased by the number of shares which have been reserved but not issued under the 1999 Plan, any shares returned to the 1999 Plan, and an annual increase to be added on the first day of our fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the BOD. Pursuant to this requirement, on January 1, 2006, an additional 810,932 shares were added to the plan, reserved for issuance and registered for sale under Form S-8.
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
     The Company has recorded a provision (benefit) for income taxes of $1,458,000 and $(260,000) for the three and six months ended June 30, 2006, respectively, reflecting an annual effective tax rate of approximately 17% for 2006. The effective tax rate differs from the statutory rate primarily due to certain non-deductible stock-based compensation recorded upon adoption of FAS 123(R). The Company recorded a benefit for income taxes of $19,000 for the three months ended June 30, 2005 to reverse the provision for income taxes from the three months ended March 31, 2005 because of the net loss position for the six months ended June 30, 2005.
6. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(220)	$(946)	$(1,008)	$(284)
Other comprehensive loss:
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	(47)	127	(24)	(236)

Comprehensive loss	$(267)	$(819)	$(1,032)	$(520)

7. COMMITMENTS AND CONTINGENCIES
     The Company leases office space under non-cancelable operating leases with various expiration dates through January 2012.
     Future minimum lease payments under non-cancelable operating leases at June 30, 2006 are as follows, in thousands:

Operating
Year ending December 31,	Leases
2006	$761
2007	1,518
2008	1,232
2009	793
2010	739
Thereafter	781

Total minimum lease payments	$5,824

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
     Our net revenues are comprised primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate or commission discount, if any, paid or offered to our clients. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction. We also receive revenues from certain co-marketing arrangements, such as our relationship with E-LOAN, Inc., which provides the mortgage center on our website and pays us a flat monthly fee that is established on a periodic basis. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We are currently exploring our options for offering other services related to the purchase, sale and ownership of a home.
     We were founded in 1999, currently have operations in 19 major metropolitan areas, and as of June 30, 2006 employed 1,878 people, of whom 1,669 were ZipAgents. We commenced operations in Las Vegas in April 2005, in Houston in June 2005, in Miami in

October 2005, in Tampa in February 2006, in Orlando in April 2006, in Minneapolis/ St. Paul in May 2006, and in Austin in July 2006. We have announced plans to enter Palm Beach and the Greater Philadelphia area later in the year.
Trends in our business
     Our business has experienced significant growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In the three months ended June 30, 2006, we generated $26.9 million in net revenues, compared to $25.8 million in the three months ended June 30, 2005. In the six months ended June 30, 2006 we generated $46.1 million in net revenues, compared to $43.6 million in the six months ended June 30, 2005. The number of our closed transactions increased to approximately 3,552 in the three months ended June 30, 2006 from approximately 3,375 in the three months ended June 30, 2005, and our average net revenue per transaction decreased to approximately $7,375 in the three months ended June 30, 2006 from approximately $7,475 in the three months ended June 30, 2005. The number of our closed transactions increased to approximately 6,190 in the six months ended June 30, 2006 from approximately 5,718 in the six months ended June 30, 2005, and our average net revenue per transaction decreased to approximately $7,244 in the six months ended June 30, 2006 from approximately $7,441 in the six months ended June 30, 2005. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 1,669 at June 30, 2006 from 1,235 at June 30, 2005. Our average net revenue per transaction decreased over this time primarily as a result of our growing percentage of transactions occurring in less expensive housing price markets outside of California. As we add additional ZipAgents, we believe long term we will continue to increase our transaction volume and grow our business, although this may not be the case if the market continues to soften. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is an opportunity to increase our market share, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors.
     Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. For example, average inventories in our existing markets increased approximately 103%, and months of inventory increased approximately 140%, in the quarter ended June 30, 2006 from the quarter ended June 30, 2005. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, nationally sales of existing homes fell 8.9% year-over-year in June 2006 to a seasonally adjusted annual rate of 6.6 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 26.3% year-over-year during the month of June 2006. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, and that the residential real estate market may continue to soften in the foreseeable future. While over the long-term we believe a more balanced market will be beneficial to our model, which relies primarily on representing buyers, during this period of transition we may continue to experience reduced growth rates and agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.
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
     We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors. We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume due to our increased ZipAgent force. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. We again achieved profitability in the third and fourth quarters of 2005, but because of seasonality and new market expansion as well as the current softening in the residential real estate market, we experienced a net loss in the first and second quarters of 2006 and are facing the possibility of loss in the last two quarters in 2006 in light of current market and geopolitical uncertainties.
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
     In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model (currently in two states) that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate. BuySide Realty, another discount brokerage, employs agents who are paid salaries and bonuses based on customer service, not commissions, while offering a 75% rebate. Realestate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers and agents, and has recently opened a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker web sites. In order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.
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
     Many factors influence an individual’s decision to buy or sell a home, and we believe that no one factor alone determines the health of the residential real estate market. For example, a rise in interest rates could lead to lower demand for housing or put downward pressure on prices because, all else being equal, it should increase monthly housing payments or reduce the amount an individual can pay for a home. However, it is also our experience that lifestyle influences, such as job relocation, changes in family dynamics or a desire to change neighborhoods, significantly impact the demand for residential real estate. In addition, periods of interest rate increases are often characterized by improving economic fundamentals, which can create jobs, increase incomes and bolster consumer confidence, all of which are factors that positively influence housing demand. It is difficult to predict which influences will be strongest, and ultimately whether the housing market will be affected positively or negatively when faced with numerous influences.
     While it is difficult to isolate the cause of recent transaction volume declines and pricing growth slowing in the residential real estate market, such softening has been occurring since Fall of 2005 as interest rates have been increasing. Other factors have likely contributed to the slowdown as well, such as high fuel prices, persistent press coverage about residential real estate potentially being poised for a correction, and the fact that prices had until that time been increasing at historically high rates. This rapid price appreciation, which was well ahead of household income growth, along with increasing interest rates has made housing less affordable, which has manifested itself in declining home ownership rates, which peaked in 2004. With overall transaction activity declining and sales price increases slowing, overall commissions generated in the industry could decline as well, potentially causing the roughly $65.5 billion in annual commissions generated in 2005 to decline. However, should the addressable market for our services decline somewhat due to decreasing sales volume or prices, we believe the overall size of the market on an absolute basis will remain very large, providing ample addressable opportunity for us to continue to grow our business through increasing our market share.
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
Stock-based compensation
     Effective January 1, 2006, we adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to adopting SFAS 123(R) we accounted for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”). Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award. We elected to adopt the modified prospective transition method as provided by SFAS 123(R) except for options granted prior to our filing of the registration statement for an initial public offering in May 2004, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the three and six months ended June 30, 2006 includes:
•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to our filing of the registration statement for an initial public offering in May 2004, and prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123;

•	compensation cost for stock-based awards granted subsequent, to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R); and

•	compensation cost for options granted prior to our filing of the registration statement for an initial public offering in May 2004, based on the intrinsic value method.
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
Income taxes
     Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.
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
RESULTS OF OPERATIONS
     The following table summarizes certain financial data related to our operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of operations data (unaudited)	2006	2005	2006	2005
	(in thousands, except per share data)
Net transaction revenues	$26,195	$25,228	$44,843	$42,546
Referral and other revenues	714	529	1,283	1,029

Net revenues	26,909	25,757	46,126	43,575

Operating expenses:
Cost of revenues	14,590	13,829	25,330	23,902
Product development	1,275	611	2,554	1,205
Marketing and business development	3,224	3,286	6,297	6,092
General and administrative	7,478	5,483	14,909	9,745
Litigation	—	4,164	—	4,164

Total operating expenses	26,567	27,373	49,090	45,108

Income (loss) from operations	342	(1,616)	(2,964)	(1,533)

Other income (expense):
Interest income	896	652	1,696	1,252
Other expense, net	—	(1)	—	(3)

Total other income (expense), net	896	651	1,696	1,249

Income (loss) before income taxes	1,238	(965)	(1,268)	(284)
Provision (benefit) for income taxes	1,458	(19)	(260)	—

Net loss	$(220)	$(946)	$(1,008)	$(284)

Net loss per share:
Basic	$(0.01)	$(0.05)	$(0.05)	$(0.01)
Diluted	$(0.01)	$(0.05)	$(0.05)	$(0.01)
Weighted average common shares outstanding:
Basic	20,336	20,005	20,329	20,001
Diluted	20,336	20,005	20,329	20,001
The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of operations data (unaudited)	2006	2005	2006	2005
Net transaction revenues	97.3%	97.9%	97.2%	97.6%
Referral and other revenues	2.7	2.1	2.8	2.4

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	54.2	53.7	54.9	54.9
Product development	4.7	2.4	5.5	2.8
Marketing and business development	12.0	12.8	13.7	14.0
General and administrative	27.8	21.3	32.3	22.4
Litigation	—	16.2	—	9.6

Total operating expenses	98.7	106.4	106.4	103.7

Income (loss) from operations	1.3	(6.4)	(6.4)	(3.7)

Other income (expense):
Interest income	3.3	2.5	3.7	2.9
Other expense, net	—	—	—	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of operations data (unaudited)	2006	2005	2006	2005
Total other income (expense), net	3.3	2.5	3.7	2.9

Income (loss) before income taxes	4.6	(3.9)	(2.7)	(0.8)
Provision for (benefit from) income taxes	5.4	0.1	(0.6)	—

Net loss	(0.8)%	(3.8)%	(2.1)%	(0.8)%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other operating data	2006	2005	2006	2005
Number of ZipAgents at end of period	1,669	1,235	1,669	1,235
Total value of real estate transactions closed during period (in billions)	$1.26	$1.24	$2.16	$2.07
Number of transactions closed during period (1)	3,552	3,375	6,190	5,718
Average net revenue per transaction during period (2)	$7,375	$7,475	$7,244	$7,441

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.
Comparison of the three months ended June 30, 2006 and 2005
Net revenues

	Three Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Net revenues	$26,909	$25,757	$1,152	4.5%
     The increase in our net revenues for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to increased transaction volume partially offset by lower average net revenue per transaction. Transaction volume increased by 5.2% and contributed $1.3 million resulting from 3,552 transactions closed in the three months ended June 30, 2006 compared to 3,375 transactions closed in the three months ended June 30, 2005. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. Additionally, we continued adding agents in our new markets in Las Vegas, Houston, Miami, Tampa, Orlando and Minneapolis/ St. Paul as we commenced operations in April 2005, June 2005, October 2005, February 2006, April 2006 and May 2006, respectively. Transaction volume from these new markets contributed 100.0% of the increased transactions closed in the three months ended June 30, 2006 and offset a decrease of 4.1% of the transactions closed in our existing markets. We had 1,669 ZipAgents at June 30, 2006 compared to 1,235 at June 30, 2005. Average net revenue per transaction decreased by 1.3% resulting in a decrease of $0.4 million primarily due to representing buyers and sellers in transactions in markets with lower home prices for the three months ended June 30, 2006. We anticipate average net revenue per transaction to decrease modestly during 2006 as we grow our business in markets with lower home prices and, additionally, we anticipate sales of existing home to slow and that home prices may decline in some markets. Referral and other revenues increased by 34.9% and contributed $0.2 million to net revenues.
     We expect that our net revenues for 2006 will be roughly comparable or decrease modestly compared to the prior year as we deal with challenging market conditions while expanding our force of ZipAgents in existing markets and new markets.
Cost of revenues

	Three Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Cost of revenues	$14,590	$13,829	$761	5.5%
     Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

     The increase in cost of revenues for three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due primarily to an increase in commissions, related payroll costs and expense allowances and reimbursements of approximately $0.6 million related to our growth in net transaction revenues and a $0.1 million increase in stock-based compensation expense recognized as cost of revenues resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, cost of revenues increased by 0.5 percentage points due primarily to the mix of commission splits earned by our ZipAgents.
     We expect that our cost of revenues for 2006 will be roughly comparable or decrease modestly compared to prior year in absolute dollars as we continue to grow our business, but to remain relatively consistent or to increase modestly as a percentage of net revenues.
Product development

	Three Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Product development	$1,275	$611	$664	108.6%
     Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
     The increase in product development expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.4 million and information technology of $0.2 million. As a percentage of net revenues, product development expenses increased by 2.3 percentage points in the period due primarily to the growth of the product development staff to enhance our proprietary consumer website and agent platform.
     We expect our product development expenses to increase in 2006 in absolute dollars and as a percentage of net revenues as we continue to grow our business and enhance our proprietary consumer website and agent platform.
Marketing and business development

	Three Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Marketing and business development	$3,224	$3,286	$(62)	(1.9)%
     Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.
     The decrease in marketing and business development expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was not significant. Marketing and customer acquisition costs increased by approximately $0.1 million and were offset by a decrease in salaries and benefits of approximately $0.1 million. As a percentage of net revenues, marketing and business development expenses decreased 0.8 percentage points in the period due primarily to holding the costs of lead acquisition flat.
     We expect our marketing and business development expenses to increase in 2006 in absolute dollars but to remain relatively consistent as a percentage of net revenues, as we acquire more leads for our expanding ZipAgent force.
General and administrative

	Three Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
General and administrative	$7,478	$5,483	$1,995	36.4%
     General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.

     The increase in general and administrative expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due to growth in our business and consisted primarily of approximately $0.5 million related to increased salaries and benefits and $0.2 million of related operating and occupancy costs for our additional management and support personnel in our existing and new district sales offices. Corporate office expenses increased for the same period due to approximately $0.8 million of salaries and benefits, approximately $0.1 million of travel expense, approximately $0.1 million of depreciation and operating costs related to the relocation of our corporate office offset partially by a decrease of approximately $0.1 million of outside accounting and other professional. Additionally, stock-based compensation increased $0.4 million in general and administrative expense resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, general and administrative expenses increased 6.5 percentage points for the same period.
     As we continue to invest in our business and open new district sales offices we expect our general and administrative expenses to increase in 2006 in absolute dollars and as a percentage of net revenues.
Litigation

	Three Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Litigation	$—	$4,164	$(4,164)	(100.0)%
     Litigation expense in 2005 relates to a class action lawsuit. We settled this claim in exchange for our payment of $4,164 million.
Interest income

	Three Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Interest income	$896	$652	$244	37.5%
     Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was due primarily to higher interest rates earned on marginally lower average balances.
Other income (expense), net

	Three Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Other income (expense), net	$—	$(1)	$1	(100.0)%
     Other income (expense), net consists of non-operating items, which have not been significant to date.
Provision for income taxes

	Three Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Provision for (benefit from) income taxes	$1,458	$(19)	$1,477	(7,773.7)%
     We recorded a provision for income taxes in the three months ended June 30, 2006 related to our net book profit based on our best estimate of the tax provision (benefit) that will be provided for the full year. In the three months ended June 30, 2005, we recorded a negative provision for income taxes to reverse the provisions for income taxes from the three months ended March 31, 2005 because of our net loss position for the six months ended June 30, 2005. At June 30, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Comparison of the six months ended June 30, 2006 and 2005
Net revenues

	Six Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Net revenues	$46,126	$43,575	$2,551	5.9%
     The increase in our net revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to increased transaction volume partially offset by lower average net revenue per transaction. Transaction volume increased by 8.2% and contributed $3.5 million resulting from 6,190 transactions closed in the six months ended June 30, 2006 compared to 5,718 transactions closed in the six months ended June 30, 2005. Our transaction volume increased as we added additional ZipAgents in our existing markets which allowed us to attract and service new clients. Additionally, we continued adding agents in our new markets in Las Vegas, Houston, Miami, Tampa, Orlando and Minneapolis/ St. Paul as we commenced operations in April 2005, June 2005, October 2005, February 2006, April 2006 and May 2006, respectively. Transaction volume from these new markets contributed 100.0% of the increased transactions closed in the six months ended June 30, 2006 and offset a decrease of 1.5% of the transactions closed in our existing markets. We had 1,669 ZipAgents at June 30, 2006 compared to 1,235 at June 30, 2005. Average net revenue per transaction decreased by 2.6% resulting in a decrease of $1.2 million primarily due to representing buyers and sellers in transactions in markets with lower home prices for the six months ended June 30, 2006. We anticipate average net revenue per transaction to decrease modestly during 2006 as we grow our business in markets with lower home prices and, additionally, we anticipate the rate of price increases in existing home sales to slow relative to current levels and that home prices may decline in some markets. Referral and other revenues increased by 24.6% and contributed $0.3 million to net revenues.
Cost of revenues

	Six Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Cost of revenues	$25,330	$23,902	$1,428	6.0%
     Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.
     The increase in cost of revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due primarily to an increase in commissions, related payroll costs and expense allowances of approximately $1.2 million related to our growth in net transaction revenues and a $0.2 million increase in stock-based compensation expense recognized as cost of revenues resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, cost of revenues for both periods were basically flat.
Product development

	Six Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Product development	$2,554	$1,205	$1,349	111.9%
     Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
     The increase in product development expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.9 million and information technology, including depreciation, of $0.3 million. Additionally, stock-based compensation increased $0.1 million resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, product development expenses increased by 2.7 percentage points in the period due primarily to the growth of our product development staff to enhance our proprietary consumer website and agent platform.
Marketing and business development

	Six Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Marketing and business development	$6,297	$6,092	$205	3.4%
     Marketing and business development expenses include compensation and benefits of our marketing and business development personnel and costs relating to our marketing, advertising and client acquisition activities.
     The increase in marketing and business development expenses in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $0.3 million necessary to support the increase in the number of ZipAgents partially offset by an decrease of approximately $0.1 million in salaries and benefits. As a percentage of net revenues, marketing and business development expenses for the same periods decreased 0.3 percentage points in the period due primarily to growth in our net revenues and the availability of cost effective customer leads.
General and administrative

	Six Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
General and administrative	$14,909	$9,745	$5,164	53.0%
     General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.
     The increase in general and administrative expenses in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due to growth in our business and consisted primarily of approximately $1.1 million related to increased salaries and benefits, $0.1 million of travel, $0.2 million of depreciation and $0.5 million of related occupancy, communication and operating costs for our additional management and support personnel in our existing and new district sales offices. These costs were partially offset by a decrease of approximately $0.3 million related to recruiting and training expenses. Corporate office expenses increased for the same period due to approximately $1.6 million of salaries and benefits, approximately $0.2 million of travel expense, approximately $0.2 million of depreciation and occupancy costs related to the relocation of our corporate office and approximately $0.7 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley section 404 compliance costs. Additionally, stock-based compensation increased $0.7 million in general and administrative expense resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, general and administrative expenses increased 9.9 percentage points for the same period.
Litigation

	Six Months Ended
	June 30,		Increase	Percent
	2006	2005_	(Decrease)	Change
		(in thousands)
Litigation	$—	$4,164	$(4,164)	(100.0)%
     Litigation expense in 2005 is related to a class action lawsuit. We settled this claim in exchange for our payment of $4,164 million.

Interest income

	Six Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Interest income	$1,696	$1,252	$444	35.5%
     Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due primarily to higher interest rates earned on marginally lower average balances.
Other income (expense), net

	Six Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Other income (expense), net	$—	$(3)	$3	(100.0)%
     Other income (expense), net consists of non-operating items, which have not been significant to date.
Provision for income taxes

	Six Months Ended
	June 30,		Increase	Percent
	2006	2005	(Decrease)	Change
		(in thousands)
Provision for income taxes	$(260)	$—	$(260)	—
     We recorded a benefit from income taxes in the six months ended June 30, 2006 related to our net book loss based on our best estimate of the tax provision (benefit) that will be provided for the full year. In the three months ended June 30, 2005, we recorded a negative provision for income taxes to reverse the provisions for income taxes from the three months ended March 31, 2005 because of our net loss position for the six months ended June 30, 2005. At June 30, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
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
     As of June 30, 2006, we had cash, cash equivalents and short-term investments of $86.4 million and had no bank debt, line of credit or equipment facilities.
Operating activities
     Our operating activities used cash in the amount of $0.1 million and generated cash in the amount of $4.9 million in the six months ended June 30, 2006 and 2005, respectively. Cash used in the six months ended June 30, 2006 was primarily due to growth in our business offset by changes in working capital, primarily the remaining payment of $3.2 million for litigation settlement. Cash generated in the six months ended June 30, 2005 was due to growth in our business and additionally to the accrual of $4.2 million for litigation settlement.
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

Investing activities
     Our investing activities generated cash in the amount of $6.6 million and used cash in the amount of $11.5 million in the six months ended June 30, 2006 and 2005, respectively. Sources of cash for the six months ended June 30, 2006 represent net proceeds from the sales and purchase of short-term investments partially offset by the purchase of property and equipment, furniture, and leasehold improvements in connection with the relocation and build-out of the corporate office space. Uses of cash for the six months ended June 30, 2005 were primarily related to purchases and sales of property and equipment, and purchases of short-term investments.
     We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
     Currently, we expect our remaining 2006 capital expenditures to be approximately $1.6 million, with approximately $1.1 million to be spent in the third quarter of 2006. Capital expenditures for the remainder of 2006 are expected to include $1.2 million to increase server capacity and purchase computer equipment and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.
Financing activities
     Our financing activities provided insignificant cash in the six months ended June 30, 2006 and 2005. Sources of cash from financing activities primarily represented proceeds from common stock option exercises.
     As of June 30, 2006, we had warrants outstanding for the purchase of an aggregate of 4,603,000 shares of our common stock at a weighted average exercise price of $3.94 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.
Future needs
     We believe that cash flows from operations and our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. We are currently exploring several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     We lease office space under non-cancelable operating leases with various expiration dates through January 2012. The following table provides summary information concerning our future contractual obligations and commitments at June 30, 2006.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
			(in thousands)
Operating lease commitments	$1,519	$2,420	$1,465	$420	$5,824
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
     As of June 30, 2006 and 2005, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2006 and 2005, the increase or decline in fair market value of the portfolio would be approximately $0.3 million and $0.2 million, respectively.
Exchange rate sensitivity
     We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.
Item 4. Controls and Procedures:
     (a) Disclosure controls and procedures. Our management, with the participation of our Interim Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Principal Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Interim Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
     We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at June 30, 2006 had an accumulated deficit of $32.7 million. While we were profitable in the third and fourth quarters of 2003, the second, third and fourth quarters of 2004 and the first, third and fourth quarters of 2005, we were not profitable in the first and second quarters of 2006 and we may not be profitable in future quarters or on an annual basis. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. Our outlook is cautious for the balance of the year given market and geopolitical uncertainties, and we may experience a loss for calendar year 2006 as we continue to invest in our business during this period of market softness.
     Our business model has evolved, and we have only recently achieved significant revenues. We may incur additional expenses with the expectation that our revenues will grow in the future, which may not occur. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could harm our ability to achieve or maintain profitability, increase the volatility of the market price of our common stock or harm our ability to raise additional capital. Additionally, as a public company we must work towards continued compliance with the requirements of the Securities and Exchange Commission, NASDAQ and the Sarbanes-Oxley Act of 2002, and we may incur costs in connection with that effort that are significantly higher than anticipated, which could negatively impact our profitability.
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
     Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. Nationally, sales of existing homes fell 8.9% year-over-year in June 2006 to a seasonally adjusted annual rate of 6.6 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 26.3% year-over-year during the month of June 2006. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity.
Interest rates were at historic lows for the past several years, and increases in interest rates have the potential to negatively impact the housing market.
     Since the fall of 2005, the residential real estate market has been softening as interest rates have been increasing. When interest rates rise, all other things being equal, housing becomes less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, potentially leading to fewer transactions or reductions in home prices in certain regions, depending also on the relevant supply-demand dynamics of those markets. Since we operate in only 19 markets around the country, it is possible that we could experience a more pronounced impact than we would experience if our operations were more diversified. Should we experience continued softness in our markets and not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results could be negatively impacted.
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
Our failure to effectively manage the growth of our ZipAgents and related technology could adversely affect our ability to service our clients.
     As our operations have expanded, we have experienced rapid growth in our headcount from 1,407 total employees, including 1,235 ZipAgents, at June 30, 2005 to 1,878 total employees, including 1,669 ZipAgents, at June 30, 2006. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.

Our failure to effectively manage the growth of our control systems could adversely affect our ability to service our clients.
     As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. This ability is particularly critical as we implement new systems and controls to help us better comply with the stringent requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Effective internal control over financial reporting is required by law and is necessary for us to provide reliable financial reports and effectively prevent fraud. Effective disclosure controls and procedures are required by law and are necessary for us to file complete, accurate and timely reports under the Securities Exchange Act of 1934. Any inability to provide reliable financial reports or prevent fraud or to file complete, accurate and timely reports under the Securities Exchange Act could harm our business, harm our reputation or result in a decline in our stock price. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan.
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

     We currently operate in 19 markets, including 15 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Las Vegas in April 2005, in Houston in June 2005, in Miami in October 2005, in Tampa in February 2006, in Orlando in April 2006, in Minneapolis/ St. Paul in May 2006, and Austin in July 2006. We have announced plans to also enter Palm Beach and the Greater Philadelphia area in 2006. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:
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
     Before opening Las Vegas we had not entered a new geographic market since July 2000 and have limited experience expanding into and operating in multiple markets, managing multiple sales regions or addressing the factors described above. In addition, this expansion could involve significant initial start-up costs. We expect that significant revenues from new markets may be achieved, if ever, only after we have been operating in that market for some time and begun to build market awareness of our services. As a result, geographic expansion is likely to significantly increase our expenses and cause fluctuations in our operating results. In addition, if we are unable to successfully penetrate these new markets, we may continue to incur costs without achieving the expected revenues, which would harm our financial condition and results of operations.
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
     We plan to continue conducting and refining online and direct mail advertising and possibly to test and conduct print, radio, outdoor campaigns. We plan to increase our online advertising expenditures in the near future. While we intend to enhance our marketing and advertising activities in order to attract and retain both clients and employees, these activities may not have a material positive impact on our brand identity. In addition, developing our brand will depend on our ability to provide a high-quality consumer experience and high quality service, which we may not do successfully. If we are unable to develop, maintain and enhance our brand, our ability to attract new clients and employees or successfully expand our operations will be harmed.

We have numerous competitors, many of which have valuable industry relationships and access to greater resources than we do.
     The residential real estate market is highly fragmented, and we have numerous competitors, many of which have greater name recognition, longer operating histories, larger client bases, and significantly greater financial, technical and marketing resources than we do. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation (recently spun off from Cendant Corporation), which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We are also subject to competition from local or regional firms, as well as individual real estate agents. Our technology-focused business model is a relatively new approach to the residential real estate market and many consumers may be hesitant to choose us over more established brokerage firms employing traditional techniques.
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
     We also compete or may in the future compete with various online services, such as InterActiveCorp and its LendingTree unit, HouseValues, Inc., HomeGain, Inc., Homestore, Inc. and its Realtor.com affiliate, Zillow and Yahoo! Inc. that also look to attract and monetize home buyers and sellers using the Internet. Homestore is affiliated with NAR, the National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Homestore with preferred access to listing information and other competitive advantages. In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. In order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces
Changes in federal and state real estate laws and regulations, and rules of industry organizations such as the National Association of REALTORS®, could adversely affect our business.
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

     We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source, Homegain, Inc., which competes with us for online customer acquisition, generated approximately 29% and 21% of our leads during 2005 and 2004, respectively. In addition, during the third quarter of 2004 our exclusive co-branded relationship which we had in four markets with one third-party lead source, Yahoo! Inc., ended, effective July 31, 2004. Leads from this source accounted for approximately 8% of our leads and approximately 8% of our net revenues during 2004. Should our lead replacement strategy upon the loss of a large lead supplier not be successful, or any of our other lead generation relationships become materially more expensive such that we could not obtain substitute sources on acceptable terms, our ability to attract new clients and grow our business may be impaired. Our business may also be impaired to the extent that state laws or NAR or MLS regulations make it more difficult or expensive for lead generators to provide us with sufficient leads.
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
     Due to the geographic scope of our operations and the nature of the real estate services we perform, we are subject to numerous federal, state and local laws and regulations. For example, we are required to maintain real estate brokerage licenses in each state in which we operate and to designate individual licensed brokers of record. In some states, these licenses are personal to the broker. If we fail to maintain our licenses, lose the services of our designated broker of record or conduct brokerage activities without a license, we may be required to pay fines or return commissions received, our licenses may be suspended or we may be subject to other civil and/or criminal penalties. As we expand into new markets, we will need to obtain and maintain the required brokerage licenses, which may be difficult, and comply with the applicable laws and regulations of these markets, which may be different from those to which we are accustomed, any of which will increase our compliance costs. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty and cost of compliance with the numerous state licensing regimes and possible losses resulting from non-compliance have increased. Our failure to comply with applicable laws and regulations, the possible loss of real estate brokerage licenses or litigation by government agencies or affected clients may have a material adverse effect on our business, financial condition and operating results, and may limit our ability to expand into new markets.
We may have liabilities in connection with real estate brokerage activities.
     As a licensed real estate brokerage, we and our licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. In the ordinary course of business we and our employees are subject to litigation from parties involved in transactions for alleged violations of these obligations. We self-insure some of this risk and, as we expand our business to include larger deals, we may not be able or otherwise determine not to obtain third party insurance on these larger deals with attractive terms. In addition, we may be required to indemnify our employees who become subject to litigation or other claims arising out of our business activities, including for claims related to the negligence of those employees. An adverse outcome in any such litigation could negatively impact our reputation and harm our business.
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
     Visitors to our website that register with us receive access to home listing and related information that we do not make available to unregistered users. As part of the registration process, our registered users consent to our use of information we gather from their use of our website, such as the geographic areas in which they search for homes, the price range of homes they view, their activities while on our website and other similar information. They also provide us with personal information such as telephone numbers and email addresses. While our registered users consent to our internal use of this information, if we were to use this information outside the scope of their consent or otherwise fail to keep this information confidential from third parties, including our former agents, we may be subject to legal claims or government action and our reputation and business could be harmed. While we do not share website use and other personal information with any third parties, except with our clients’ consent to third parties involved in the transaction process or to our joint marketing partners, concern among consumers regarding our use of personal information gathered from visitors to our website could cause them not to register with us, which would reduce the number of leads we derive from our website. Because our website is our primary client acquisition tool, any resistance by consumers to register on our website would harm our business and results of operations, and could cause us to alter our business practices or incur significant expenses to educate consumers regarding the use we make of information.
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
     The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain clients and agents. Our network infrastructure is currently co-located at a single facility in Sunnyvale, California and we do not currently operate a back-up facility. As a result, any system failure or service outage at this primary facility would result in a loss of service for the duration of the failure or outage. Any system error or failure, or a sudden and significant increase in traffic, may significantly delay response times or even cause our system to fail resulting in the unavailability of our Internet platform. For example, in the summer of 2006 we experienced unscheduled outages in our website and ZAP system due to our rollout of new software, and we may continue to experience such outages in the third quarter of 2006. Also, in 2005 we experienced an unscheduled outage that lasted approximately 12 hours. During this period our clients and prospective clients were unable to access our website or receive notifications of new listings. While we have taken measures to prevent unscheduled outages, outages may occur in the future. In addition, our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Our network infrastructure is located in the San Francisco Bay area, which is susceptible to earthquakes and has, in the past, experienced power shortages and outages, any of which could result in system failures and service outages. We may not be able to expand our network infrastructure, either on our own or through use of third party hosting systems or service providers, on a timely basis sufficient to meet demand. Any interruption, delay or system failure could result in client and financial losses, litigation or other consumer claims and damage to our reputation.
Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.
     Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 40% of our net transaction revenues in the quarter ended June 30, 2006 in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather, economic or market conditions or other events outside of our control. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
Our intellectual property rights are valuable and our failure to protect those rights could adversely affect our business.
     Our intellectual property rights, including existing and future patents, trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary ZAP technology and ZipNotify, as well as our ability to interoperate with multiple MLSs and our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. For example, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. We also seek to maintain certain intellectual property as trade secrets. Intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. In addition, others may develop technologies that are similar or superior to our technology, including our patented technology. Any significant impairment of our intellectual property rights could harm our business.
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
     Our technologies may not be able to withstand any third-party claims or rights against their use. If we were unable to defend successfully against such claims, we may have to:
•	pay damages;

•	stop using the technology found to be in violation of a third party’s rights;

•	seek a license for the infringing technology; or

•	develop alternative non-infringing technology.
     If we have to obtain a license for the infringing technology, it may not be available on reasonable terms, if at all. Developing alternative non-infringing technology could require significant effort and expense. If we cannot license or develop alternative technology for the infringing aspects of our business on attractive terms, we may be forced to limit our product and service offerings. Any of these results could reduce our ability to compete effectively, and harm our business and results of operations.

If we fail to attract and retain our key personnel, our ability to meet our business goals will be impaired and our financial condition and results of operations will suffer.
     The loss of the services of one or more of our key personnel could seriously harm our business. For example, Eric A. Danziger, our former Chief Executive Officer, departed from the Company on August 1, 2006, and to date we have not hired his successor. Our success depends on the continued contributions of Gary M. Beasley, our President and Chief Financial Officer, and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. With the exception of Mr. Beasley, none of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.
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
If any of our core services fails to comply with applicable federal and state law and regulations, we may incur significant financial penalties or lose licenses require to provide these services.
     We are currently exploring several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. For example, as discussed above, we have entered into a co-marketing arrangement with E-LOAN, Inc. to provide the mortgage center on our website in exchange for a flat monthly fee established on a periodic basis. Also, we have formed a joint venture with a title insurance company to explore offering our clients title insurance service in one or more of our markets.
     These core services may be subject to regulation at both the federal and state level, including, in certain instances, regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act, or RESPA, state and local licensing laws and regulations (whether applicable to us or third parties with whom we have arrangements) and federal and state advertising laws, fair lending and insurance-related laws and regulations. Some of these laws and regulations, such as RESPA, do not offer definitive requirements for compliance, making it difficult to determine conclusively whether these core services will comply. In addition, to the extent that these core services are offered through affiliates or arrangements with independent third parties, we may have little ability to ensure that these parties comply with applicable laws and regulations. Also, as these core services are expanded into new markets, they will need to obtain and maintain the required licenses and comply with the applicable laws and regulations of these markets, which may be different from the laws and regulations to which they were previously subject, may be difficult to obtain and will increase compliance costs.
     If these core services fail to comply with applicable laws and regulations (including if they fail to maintain any necessary licenses, whether through the loss of individuals or entities licensed to perform these services or otherwise, or if they are performed without required licenses), we and the other parties providing the core services may be required to pay fines or return commissions received and may be subject to other civil or criminal penalties under actions by government agencies or clients, and the licenses needed to provide these core services may be suspended or revoked. Any of these events could also cause disruption in the relationships between us and the other parties involved in offering these core services. Consequently, any failure to comply with application laws and regulations may have a material adverse effect on our business, financial condition and operating results, and may limit our ability to expand our core services into new markets.
We may have liabilities in connection with our performance of core services.
     For some of the core services we anticipate offering, we expect the performance of these core services to be subject to statutory due diligence, disclosure and standard-of-care obligations. In the ordinary course of business, we and the other parties involved in providing these core services may be subject to litigation from clients and other parties involved in transactions for alleged violations of these obligations. We anticipate that the vehicles providing these core services will self-insure some of this risk. In addition, these vehicles may be required to indemnify their employees who become subject to litigation or other claims arising out of their business activities, including for claims related to the negligence of these employees. An adverse outcome in any such litigation could negatively impact our reputation and harm our business.
If our arrangements for providing core services become impaired, we may lose sources of revenue that may be difficult to replace and we may be less likely to engage in related transactions with our clients.
     As mentioned above, we are currently exploring several options for offering core services, and we expect that some of these services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our clients could have a more difficult time obtaining services they require in connection with their purchase or sale of a home, reducing our likelihood of engaging in residential real estate or other transaction with these clients. For example, we receive revenues from our marketing relationship with E-LOAN, Inc., which provides the ZipRealty Mortgage Center on our website and pays us a flat monthly fee that is established on a periodic basis (representing less than 3% of our revenues during fiscal year 2005). E-LOAN was acquired by Popular, Inc. in late 2005. If our marketing relationship with E-LOAN became impaired, not only would be lose the marketing revenues from that relationship, but also our clients could have a more difficult time obtaining the financing needed to purchase a home through us, which could negatively impact our transaction revenues. In addition, upon the termination of an arrangement with an independent third party to provide core services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. Any of these events could negatively impact our business and financial condition.

OTHER RISKS RELATED TO OUR STOCK PRICE
Our stock price may be volatile.
     The trading price of our common stock may fluctuate widely, depending upon many factors, some of which are beyond our control. These factors include, among others, the risks identified above and the following:
•	variations in our quarterly results of operations;

•	announcements by us or our competitors or lead source providers;

•	the relatively low level of public float and average daily trading volumes of our common stock;

•	changes in estimates of our performance or recommendations, or termination of coverage by securities analysts;

•	inability to meet quarterly or yearly estimates or targets of our performance;

•	the hiring or departure of key personnel (such as the recent departure of our former Chief Executive Officer, Eric A. Danziger), including agents or groups of agents or key executives;

•	changes in our reputation;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in the legal and regulatory environment affecting our business; and

•	market conditions in our industry and the economy as a whole.
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
     As of June 30, 2006, we had 20,395,253 shares of common stock outstanding. All of these shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
     In addition, we have registered approximately 5.2 million shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 2,297,979 shares were vested as of June 30, 2006 and, if those options are exercised, those shares are eligible for sale. Also as of June 30, 2006, we had outstanding warrants for 4,603,088 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale, subject to any Rule 144 waiting periods, volume, and other restrictions. Nearly all of those warrants (representing 4,599,804 shares) are exercisable at $3.93 per share and expire on the following dates: February 11, 2007 (1,080,972 shares), April 15, 2007 (986,320 shares), October 28, 2007 (582,060 shares), December 17, 2007 (1,354,723 shares), February 18, 2008 (274,365 shares), March 27, 2008 (1,900 shares) and June 27, 2008 (319,464 shares). Any sales of those shares prior to expiration of the warrants could have a dilutive effect on our stock price.
     Also, as noted above, our former Chief Executive Officer, Eric A. Danziger, resigned from the Company effective August 1, 2006. In connection with his departure, Mr. Danziger was granted the right to exercise his vested options (representing 1,378,962 shares)

until December 31, 2006. Any sale by Mr. Danziger of those shares or of the other shares held by him or his affiliates (136,856 shares) or acquired by him upon the exercise of existing warrants (66,975 shares) could cause a decline in our stock price.
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
Item 4. Submission of Matters to a Vote of Security Holders:
     At our annual meeting of stockholders held on May 25, 2006, the following individuals were elected to the Board of Directors as continuing directors. The Class II directors were each elected to serve for a term of three years, and the Class I director was elected to serve the remaining two years of a previously vacated seat.

Nominees	Votes For	Votes Withheld
Class II Directors:

Marc L. Cellier	12,029,132	667,186

Robert C. Kagle	12,029,336	666,982

Class I Director:

Elisabeth H. DeMarse	12,030,244	666,074
     Ronald C. Brown, Eric A. Danziger and Stanley M. Koonce, Jr. continued as Class III directors of the Company and Donald F. Wood continued as a Class I director of the Company. Mr. Danziger resigned from the Board of Directors effective August 1, 2006, in connection with his departure as Chief Executive Officer of the Company.
     Also at the annual meeting of stockholders, the following proposals were adopted by the margins indicated:

Proposal	Votes For	Votes Against	Votes Abstained
Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2006	12,442,442	23,734	230,139

Approval of the material terms of the 2004 Equity Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code	11,742,925	936,713	16,679
Item 5. Other Information:
     Not applicable.
Item 6. Exhibits:
     The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ Gary M. Beasley
Gary M. Beasley
President and Chief Financial Officer
Date: August 9, 2006

Exhibit Index

Exhibit
number	Description
3.1(a)(1)	Amended and Restated Certificate of Incorporation
3.2(a)(1)	Bylaws
4.1(1)	Form of Common Stock Certificate
10.14(2)*	Termination Agreement and Release with Eric A. Danziger executed May 15, 2006
10.15(2)*	Gary M. Beasley Employment Agreement executed May 15, 2006
31.1	Certification of Interim Principal Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Interim Principal Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on May 16, 2006.

*	Identifies a management contract or compensatory plan or agreement required to be filed as an exhibit of this report.