Form 10-Q
period 2006-09-30
ZIPREALTY INC
filed 2006-11-09
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 21,021,021 shares of common stock outstanding at November 1, 2006.

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
     In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Except as otherwise required by law, we do not intend to update or revise any forward-looking statement contained in this report.
Trademarks
     “ZipRealty,” “ZipAgent,” “ZipNotify,” “Real-Estate.com” and “Your home is where our heart is” are our registered trademarks in the United States. “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements:
ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$9,441	$6,868
Short-term investments	78,928	82,041
Accounts receivable, net of allowance of $38 and $42 at September 30, 2006 and December 31, 2005, respectively	1,946	1,634
Prepaid expenses and other current assets	2,717	3,138
Current and deferred income taxes	679	500

Total current assets	93,711	94,181
Restricted cash	90	90
Property and equipment, net	3,817	2,538
Investment in non-consolidated companies	28	—
Deferred tax assets, net	17,053	17,053
Other assets	421	91

Total assets	$115,120	$113,953

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,525	$1,631
Accrued expenses	6,889	8,503

Total current liabilities	8,414	10,134
Other long-term liabilities	569	38

Total liabilities	8,983	10,172

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 20,488 and 20,273 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	20	20
Additional paid-in capital	132,331	130,077
Common stock warrants	6,094	6,094
Deferred stock-based compensation	(92)	(257)
Accumulated other comprehensive loss	(167)	(490)
Accumulated deficit	(32,049)	(31,663)

Total stockholders’ equity	106,137	103,781

Total liabilities and stockholders’ equity	$115,120	$113,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net transaction revenues	$25,420	$27,576	$70,263	$70,122
Referral and other revenues	765	667	2,048	1,696

Net revenues	26,185	28,243	72,311	71,818

Operating expenses
Cost of revenues	14,238	15,565	39,568	39,467
Product development	1,284	760	3,838	1,965
Marketing and customer acquisition	3,116	3,637	9,413	9,729
General and administrative	7,922	6,062	22,831	15,807
Litigation	—	—	—	4,164

Total operating expenses	26,560	26,024	75,650	71,132

Income (loss) from operations	(375)	2,219	(3,339)	686

Other income (expense), net
Interest income	1,086	715	2,782	1,967
Other expense, net	(8)	(8)	(8)	(11)

Total other income, net	1,078	707	2,774	1,956

Income (loss) before income taxes	703	2,926	(565)	2,642
Provision for (benefit from) income taxes	81	76	(179)	76

Net income (loss)	$622	$2,850	$(386)	$2,566

Net income (loss) per share:
Basic	$0.03	$0.14	$(0.02)	$0.13
Diluted	$0.03	$0.11	$(0.02)	$0.10
Weighted average common shares outstanding:
Basic	20,410	20,198	20,356	20,031
Diluted	23,478	25,328	20,356	25,487
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(386)	$2,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred income tax benefit	(179)	—
Depreciation and amortization	1,744	1,065
Stock-based compensation expense	1,884	106
Provision for doubtful accounts	(4)	13
Amortization of short-term investment premium (discount)	(2)	515
Loss on disposal of property and equipment	15	—
Changes in operating assets and liabilities
Accounts receivable	(308)	(975)
Prepaid expenses and other current assets	421	(479)
Other assets	(180)	(69)
Accounts payable	(106)	(125)
Accrued expenses	(1,614)	5,506
Other long-term liabilities	531	(41)

Net cash provided by operating activities	1,816	8,082

Cash flows from investing activities
Purchases of short-term investments	(51,102)	(26,650)
Proceeds from sale and maturity of short-term investments	54,540	16,167
Purchases of property and equipment	(3,038)	(1,954)
Purchase of intangible asset	(150)	—
Investment in non-consolidated companies	(28)	—

Net cash provided by (used in) investing activities	222	(12,437)

Cash flows from financing activities
Proceeds from stock option exercises	535	448
Proceeds from common stock warrant exercises	—	11

Net cash provided by financing activities	535	459

Net increase (decrease) in cash and cash equivalents	2,573	(3,896)

Cash and cash equivalents at beginning of period	6,868	11,525

Cash and cash equivalents at end of period	$9,441	$7,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2006 and 2005 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, except for the adoption of SFAS 123(R), as explained in Note 4, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006, or any other period. The balance sheet at December 31, 2005 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
     On June 1, 2006 the Company formed a wholly owned subsidiary, ZipRealty Title Holdings, LLC and on June 5, 2006 the Company formed a wholly owned subsidiary, Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. On June 16, 2006 ZipRealty Title Holdings, LLC entered into a joint venture with an independent third party title company. No operations had commenced as of September 30, 2006 for any of the entities.
     The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.
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
     Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at September 30, 2006 and December 31, 2005, there were no outstanding shares of redeemable convertible preferred stock.
     All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the first closing of the Company’s initial public offering.
Seasonality
     The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended September 30, 2005 and 2004 accounted for approximately 30.3% and 28.2% of annual net transaction revenues in 2005 and 2004, respectively. Net transaction revenues during the nine months ended September 30, 2005 and 2004 accounted for approximately 77.0% and 71.9% of annual net transaction revenues in 2005 and 2004, respectively.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact, if any, of FIN 48 on our financial statements.
3. SHORT-TERM INVESTMENTS
     At September 30, 2006 short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market securities	$6,076	$—	$—	$6,076
Repurchase agreements	700	—	—	700
Asset backed	24,209	22	(33)	24,198
Corporate obligations	33,786	40	(97)	33,729
US Government and agency obligations	21,100	12	(111)	21,001

Total short-term investments	$85,871	$74	$(241)	$85,704

September 30,
2006
(in thousands)
Recorded as:
Cash equivalents	$6,776
Short-term investments	78,928

$85,704

     At September 30, 2006, the fair value of the Company’s investments which had been in an unrealized loss position for over twelve months was $22.5 million and the related unrealized loss was approximately $167,000.
     The estimated fair value of short-term investments classified by date of contractual maturity at September 30, 2006 are as follows:

September 30,
2006
(in thousands)
Due within one year or less	$33,210
Due after one year through two years	31,668
Due after two years through four years	20,826

$85,704

4. NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income (loss)	$622	$2,850	$(386)	$2,566

Denominator:
Weighted average common shares outstanding:
Basic	20,410	20,198	20,356	20,031
Diluted	23,478	25,328	20,356	25,487
Net income (loss) per share:
Basic	$0.03	$0.14	$(0.02)	$0.13
Diluted	$0.03	$0.11	$(0.02)	$0.10

The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(in thousands)
Stock options to purchase common stock	3,052	866	4,363	633
Warrants to purchase common stock	3	3	4,603	3
5. STOCK-BASED COMPENSATION
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the three and nine months ended September 30, 2006 are not directly comparable to the same periods in the prior year.
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

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2005	2005
Net income as reported	$2,850	$2,566
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(326)	(827)

Pro forma net income	$2,524	$1,739

Net income per share, as reported:
Basic	$0.14	$0.13
Diluted	$0.11	$0.10
Pro forma net income per share:
Basic	$0.12	$0.09
Diluted	$0.10	$0.07
     The stock-based employee compensation determined under the fair-value method for the three and nine months ended September 30, 2005 have been adjusted to exclude the effect of the options granted prior to the Company’s filing of the registration statement for an initial public offering in May 2004, as those options were valued for pro forma disclosure purposes using the minimum value method.
Impact of the Adoption of SFAS 123(R)
     The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) except for options granted prior to the Company’s filing of the registration statement for an initial public offering in May 2004, that vested during the period for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the three and nine months ended September 30, 2006 includes:
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
     Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three and nine months ended September 30, 2006 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)	(in thousands)
Cost of revenues	$110	$357
Product development	48	135
Marketing and customer acquisition	(1)	51
General and administrative	558	1,341

Total stock-based compensation	715	1,884
Tax effect on stock-based compensation	(286)	(754)

Net effect on net income	$429	$1,130

Effect on earnings per share:
Basic	$0.02	$0.06

Diluted	$0.02	$0.06

     There was no impact on cash flows from operating activities or financing activities during the three and nine months ended September 30, 2006 as a result of the adoption of SFAS 123(R). In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R) the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of September 30, 2006, there was $9.9 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 3.2 years.
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
     The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of peer companies. The expected life of options granted during the three and nine months ended September 30, 2006 is estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 107.
     The assumptions used for the three and nine months ended September 30, 2006 and 2005 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	51%	40%	51-52%	33-40%
Risk-free interest rate	4.8-4.9%	4.0%	4.3-5.0%	3.8-4.1%
Expected life (years)	6.0-6.1	4	5.5-6.1	4
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$3.30	$5.11	$3.90	$4.88
Stock Option Activity
     A summary of the Company’s stock option activity for the periods indicated follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2006	3,652	$7.01
Options granted	653	$8.41
Options exercised	(45)	$3.18
Options forfeited or expired	(82)	$11.88

Outstanding at March 31, 2006	4,178	$7.17	7.68	13,778

Options granted	474	$8.80
Options exercised	(77)	$3.08
Options forfeited or expired	(113)	$11.22

Outstanding at June 30, 2006	4,462	$7.31	7.66	12,442

Options granted	1,462	$6.05
Options exercised	(93)	$1.66
Options forfeited or expired	(296)	$11.71

Outstanding at September 30, 2006	5,535	$6.84	8.05	11,475

Options exercisable at September 30, 2006	2,503	$5.18	6.38	9,432

     Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $7.36 on September 30, 2006, and the exercise price for the options that were in-the-money at September 30, 2006. The total number of in-the-money options exercisable as of September 30, 2006 was 1,529,000. Total intrinsic value of options exercised was $1,215,000 and $2,292,000 for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively.
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
Other Stock Option
     In September 2006, the BOD approved the registration of 1,250,000 shares of common stock underlying an option issued outside the company’s stock option plans. The nonstatutory stock option (“NSO”) was granted in connection with the employment of the Company’s new Chief Executive Officer and vests over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. The option expires after ten years.
6. INCOME TAXES
     At the end of each interim period the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.
     The Company has recorded a provision (benefit) for income taxes of $81,000 and $(179,000) for the three and nine months ended September 30, 2006, respectively, reflecting an annual effective tax rate of approximately 32% for 2006. The effective tax rate differs from the statutory rate primarily due to certain non-deductible stock-based compensation recorded upon adoption of FAS 123(R). The Company recorded a provision for income taxes of $76,000 for the three and nine months ended September 30, 2005.
7. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$622	$2,850	$(386)	$2,566
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	346	(156)	322	(392)

Comprehensive income (loss)	$968	$2,694	$(64)	$2,174

8. COMMITMENTS AND CONTINGENCIES
     The Company leases office space under non-cancelable operating leases with various expiration dates through January 2012.
     Future minimum lease payments under non-cancelable operating leases at September 30, 2006 are as follows, in thousands:

Operating
Year ending December 31,	Leases
2006	$390
2007	1,550
2008	1,264
2009	816
2010	739
Thereafter	781

Total minimum lease payments	$5,540

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
     The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those set forth in “Risk Factors” in Item 1A of Part II of this report and elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements.
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
     We were founded in 1999, currently have operations in 20 major metropolitan areas, and as of September 30, 2006 employed 1,963 people, of whom 1,747 were ZipAgents. We commenced operations in Las Vegas in April 2005, in Houston in June 2005, in Miami in October 2005, in Tampa in February 2006, in Orlando in April 2006, in Minneapolis/St. Paul in May 2006, in Austin in July 2006, and in Palm Beach in September 2006. We have announced plans to enter the Greater Philadelphia area later in the year and Naples and Tucson in the first quarter of 2007.
Trends in our business
     Our business has experienced significant growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In the three months ended September 30, 2006, we generated $26.2 million in net revenues, compared to $28.2 million in the three months ended September 30, 2005. In the nine months ended September 30, 2006 we generated $72.3 million in net revenues, compared to $71.8 million in the nine months ended September 30, 2005. The number of our closed transactions decreased to approximately 3,467 in the three months ended September 30, 2006 from approximately 3,689 in the three months ended September 30, 2005, and our average net revenue per transaction decreased to approximately $7,332 in the three months ended September 30, 2006 from approximately $7,475 in the three months ended September 30, 2005. The number of our closed transactions increased to approximately 9,657 in the nine months ended September 30, 2006 from approximately 9,407 in the nine months ended September 30, 2005, and our average net revenue per transaction decreased to approximately $7,276 in the nine months ended September 30, 2006 from approximately $7,454 in the nine months ended September 30, 2005. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 1,747 at September 30, 2006 from 1,383 at September 30, 2005. Our average net revenue per transaction decreased over this time primarily as a result of our growing percentage of transactions occurring in less expensive housing price markets outside of California. As we add additional ZipAgents, we believe long term we will continue to increase our transaction volume and grow our business, although this may not be the case if the market continues to soften. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is an opportunity to increase our market share, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors.

     Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. For example, average inventories in our existing markets increased approximately 89%, and months of inventory increased approximately 154%, in the quarter ended September 30, 2006 from the quarter ended September 30, 2005. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, nationally sales of existing homes fell 14.2% year-over-year in September 2006 to a seasonally adjusted annual rate of 6.18 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 31.7% year-over-year during the month of September 2006. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, and that the residential real estate market may continue to soften in the foreseeable future. While over the long-term we believe a more balanced market will be beneficial to our model, which relies primarily on representing buyers, during this period of transition we may continue to experience reduced growth rates and agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.
     Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business. We have modified the compensation and expense reimbursement structure for ZipAgents over time, and we most recently changed our commission and/or expense structure in February 2006. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 35% to 80% of our net revenues after deducting certain other items. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs and other business expenses. ZipAgents may also be granted equity incentives based on performance. We may make further modifications to our compensation structure in the future.
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
     We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors. We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume due to our increased ZipAgent force. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. We again achieved profitability in the third and fourth quarters of 2005, but because of seasonality and new market expansion as well as the current softening in the residential real estate market, we experienced a net loss in the first and second quarters of 2006. We achieved profitability in the third quarter of 2006, but are facing the possibility of loss in the last quarter in 2006 in light of current market and geopolitical uncertainties.
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
     In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model (currently in two states)

that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate of their commission. BuySide Realty, another discount brokerage, employs agents who are paid salaries and bonuses based on customer service, not commissions, while offering a 75% rebate of their commission. Realestate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers and agents, and has recently opened a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker web sites. In order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.
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
Recent accounting pronouncements
     In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact, if any, of FIN 48 on our financial statements.
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
Stock-based compensation
     Effective January 1, 2006, we adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to adopting SFAS 123(R) we accounted for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”). Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award. We elected to adopt the modified prospective transition method as provided by SFAS 123(R) except for options granted prior to our filing of the registration statement for an initial public offering in May 2004, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the three and nine months ended September 30, 2006 includes:

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
RESULTS OF OPERATIONS
     The following table summarizes certain financial data related to our operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statements of operations data (unaudited)	2006	2005	2006	2005
	(in thousands, except per share data)
Net transaction revenues	$25,420	$27,576	$70,263	$70,122
Referral and other revenues	765	667	2,048	1,696

Net revenues	26,185	28,243	72,311	71,818

Operating expenses:
Cost of revenues	14,238	15,565	39,568	39,467
Product development	1,284	760	3,838	1,965
Marketing and customer acquisition	3,116	3,637	9,413	9,729
General and administrative	7,922	6,062	22,831	15,807
Litigation	—	—	—	4,164

Total operating expenses	26,560	26,024	75,650	71,132

Income (loss) from operations	(375)	2,219	(3,339)	686

Other income (expense):
Interest income	1,086	715	2,782	1,967
Other expense, net	(8)	(8)	(8)	(11)

Total other income (expense), net	1,078	707	2,774	1,956

Income (loss) before income taxes	703	2,926	(565)	2,642
Provision for (benefit from) for income taxes	81	76	(179)	76

Net income (loss)	$622	$2,850	$(386)	$2,566

Net income (loss) per share:
Basic	$0.03	$0.14	$(0.02)	$0.13
Diluted	$0.03	$0.11	$(0.02)	$0.10
Weighted average common shares outstanding:
Basic	20,410	20,198	20,356	20,031
Diluted	23,478	25,328	20,356	25,487

The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statements of operations data (unaudited)	2006	2005	2006	2005
Net transaction revenues	97.1%	97.6%	97.2%	97.6%
Referral and other revenues	2.9	2.4	2.8	2.4

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	54.4	55.1	54.7	55.0
Product development	4.9	2.7	5.3	2.7
Marketing and customer acquisition	11.9	12.9	13.0	13.5
General and administrative	30.3	21.5	31.6	22.0
Litigation	—	—	—	5.8

Total operating expenses	101.5	92.2	104.6	99.0

Income (loss) from operations	(1.5)	7.8	(4.6)	1.0

Other income (expense):
Interest income	4.1	2.5	3.8	2.7
Other expense, net	—	—	—	—

Total other income (expense), net	4.1	2.5	3.8	2.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statements of operations data (unaudited)	2006	2005	2006	2005
Income (loss) before income taxes	2.6	10.3	(0.8)	3.7
Provision for (benefit from) income taxes	0.3	0.3	(0.2)	0.1

Net income (loss)	2.3%	10.0%	(0.6)%	3.6%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other operating data	2006	2005	2006	2005
Number of ZipAgents at end of period	1,747	1,383	1,747	1,383
Total value of real estate transactions closed during period (in billions)	$1.20	$1.36	$3.35	$3.42
Number of transactions closed during period (1)	3,467	3,689	9,657	9,407
Average net revenue per transaction during period (2)	$7,332	$7,475	$7,276	$7,454

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.
Comparison of the three months ended September 30, 2006 and 2005
Net revenue

	Three Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Net revenue	$26,185	$28,243	$(2,058)	(7.3)%
     The decrease in our net revenues for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily due to decreased transaction volume and by lower average net revenue per transaction. Transaction volume decreased by 6.0% and reduced revenue by $1.7 million resulting from 3,467 transactions closed in the three months ended September 30, 2006 compared to 3,689 transactions closed in the three months ended September 30, 2005. Our transaction volume decreased despite adding additional ZipAgents in our existing markets and continuing to add agents in our new markets in Las Vegas, Houston, Miami, Tampa, Orlando, Minneapolis/St. Paul, Austin and Palm Beach as we commenced operations in April 2005, June 2005, October 2005, February 2006, April 2006, May 2006, July 2006 and September 2006, respectively. Transaction volume from these new markets partially offset a decrease of 15.2% of the transactions closed in our existing markets. We had 1,747 ZipAgents at September 30, 2006 compared to 1,383 at September 30, 2005. Average net revenue per transaction decreased by 1.9% resulting in a decrease of $0.5 million primarily due to representing buyers and sellers in transactions in markets with lower home prices for the three months ended September 30, 2006. Referral and other revenues increased by 14.8% and contributed $0.1 million to offset the decrease in net revenues.
     We expect that our net revenues for 2006 will decrease modestly compared to the prior year. Transaction volume is expected to decline on a year-over-year basis in our existing markets, reflecting trends in the national housing market. Our average price per transaction may decline modestly due primarily to a growing percentage of transactions occurring in less expensive housing markets. Additionally, median home prices are declining in certain or our markets.
Cost of revenues

	Three Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Cost of revenues	$14,238	$15,565	$(1,327)	(8.5)%
     Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.
     The decrease in cost of revenues for three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due primarily to a decrease in commissions, associated payroll costs and expense allowances and reimbursements of approximately $1.4 million related to the decline in net transaction revenues, partially offset by a $0.1 million increase in stock-based compensation expense recognized as cost of revenues resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, cost of revenues decreased by 0.7 percentage points due primarily to the mix of commission splits earned by our Zip Agents.
     We expect that our cost of revenues for 2006 will be roughly comparable or decrease modestly compared to prior year in absolute dollars, but to remain relatively consistent or to increase modestly as a percentage of net revenues.
Product development

	Three Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Product development	$1,284	$760	$524	69.0%
     Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
     The increase in product development expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.3 million and information technology costs including depreciation of $0.2 million. As a percentage of net revenues, product development expenses increased by 2.2 percentage points in the period due primarily to the growth of the product development staff to enhance our proprietary consumer website and agent platform and to support our new market offices.
     We expect our product development expenses to increase in 2006 in absolute dollars and as a percentage of net revenues as we continue to grow our business and enhance our proprietary consumer website and agent platform.
Marketing and customer acquisition

	Three Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Marketing and customer acquisition	$3,116	$3,637	$(521)	(14.3)%
     Marketing and customer acquisition expenses include compensation and benefits of our marketing and client acquisition personnel and costs relating to our marketing, advertising and client acquisition activities.
     The decrease in marketing and customer acquisition expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to a decrease in salaries and benefits of approximately $0.3 million and marketing and customer acquisition costs of approximately $0.2 million. As a percentage of net revenues, marketing and customer acquisition expenses decreased 1.0 percentage points in the period due primarily to holding the costs of customer lead acquisition flat.
     We expect our marketing and customer acquisition expenses to remain relatively consistent in absolute dollars and as a percentage of net revenues.
General and administrative

	Three Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
General and administrative	$7,922	$6,062	$1,860	30.7%
     General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.

     The increase in general and administrative expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due to growth in our business and consisted primarily of approximately $0.4 million related to increased salaries and benefits, $0.1 million of travel and $0.1 million of related occupancy and operating expenses for our additional management and support personnel in our existing and new district sales offices. Corporate office expenses increased for the same period due to approximately $0.6 million of salaries and benefits and approximately $0.2 million of occupancy and operating expenses, partially offset by a decrease in recruiting and training cost of $0.1 million. Additionally, stock-based compensation increased $0.5 million in general and administrative expense resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, general and administrative expenses increased 8.8 percentage points for the same period.
     As we continue to invest in our business and open new district sales offices we expect our general and administrative expenses to increase in absolute dollars and as a percentage of net revenues.
Interest income

	Three Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Interest income	$1,086	$715	$371	51.8%

Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was due primarily to higher interest rates earned on marginally lower average balances.

Other income (expense), net

	Three Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Other income (expense), net	$(8)	$(8)	$—	(6.4)%

Other income (expense), net consists of non-operating items, which have not been significant to date.

Provision for income taxes

	Three Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Provision for income taxes	$81	$76	$5	6.8%

We recorded a provision for income taxes in the three months ended September 30, 2006 and 2005 related to our net book profit based on our best estimate of the tax provision (benefit) that will be provided for the full year. At September 30, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.

Comparison of the nine months ended September 30, 2006 and 2005

Net revenues

	Nine Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Net revenues	$72,311	$71,818	$493	0.7%
The increase in our net revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to increased transaction volume partially offset by lower average net revenue per transaction. Transaction volume increased by 2.7% and contributed $1.9 million resulting from 9,657 transactions closed in the nine months ended September 30, 2006 compared to 9,407 transactions closed in the nine months ended September 30, 2005. Our transaction volume increased as we added additional ZipAgents in our existing markets and continuing to add agents in our new markets in Las Vegas, Houston, Miami, Tampa, Orlando, Minneapolis/St. Paul, Austin and Palm Beach as we commenced operations in April 2005, June 2005, October 2005, February 2006, April 2006, May 2006, July 2006 and September 2006, respectively. Transaction volume from these new markets contributed 100.0% of the increased transactions closed in the nine months ended September 30, 2006 and offset a decrease of 6.7% of the transactions closed in our existing markets. We had 1,747 ZipAgents at September 30, 2006 compared to 1,383 at September 30, 2005. Average net revenue per transaction decreased by 2.4% resulting in a decrease of $1.7 million primarily due to representing buyers and sellers in transactions in markets with lower home prices for the nine months ended September 30, 2006. Referral and other revenues increased by 20.7% and contributed $2.0 million to net revenues.
Cost of revenues

	Nine Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Cost of revenues	$39,568	$39,467	$101	0.3%
     Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.
     The increase in cost of revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due primarily to an increase in stock-based compensation of $0.3 million resulting from the adoption of SFAS No. 123(R), partially offset by a decrease in commissions, related payroll costs and expense allowances of approximately $0.2 million. As a percentage of net revenues, cost of revenues decreased by 0.3 percentage points in the period due primarily to the mix of commission splits earned by our ZipAgents.
Product development

	Nine Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Product development	$3,838	$1,965	$1,873	95.3%
Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.
The increase in product development expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to growth in our business and consisted of increases in salaries and benefits of approximately $1.2 million and information technology, including depreciation, of $0.5 million. Additionally, stock-based compensation increased $0.1 million resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, product development expenses increased by 2.6 percentage points in the period due primarily to the growth of our product development staff to enhance our proprietary consumer website, agent platform and overall system infrastructure.
Marketing and customer acquisition

	Nine Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Marketing and customer acquisition	$9,413	$9,729	$(316)	(3.2)%
     Marketing and customer acquisition expenses include compensation and benefits of our marketing and customer acquisition personnel and costs relating to our marketing, advertising and client acquisition activities.

     The decrease in marketing and customer acquisition expenses in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to a decrease in salaries and benefits of $0.4 million, partially offset by a increased in customer acquisition and marketing costs of approximately $0.1 million. As a percentage of net revenues, marketing and customer acquisition expenses for the same periods decreased 0.5 percentage points in the period due primarily to a reduction in headcount in the marketing department.
General and administrative

	Nine Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
General and administrative	$22,831	$15,807	$7,024	44.4%

General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.

The increase in general and administrative expenses in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to growth in our business and consisted primarily of approximately $1.5 million related to increased salaries and benefits, $0.2 million of travel, $0.2 million of depreciation and $0.6 million of related occupancy, communication and operating costs for our additional management and support personnel in our existing and new district sales offices. These costs were partially offset by a decrease of approximately $0.3 million related to recruiting and training expenses. Corporate office expenses increased for the same period due to approximately $2.2 million of salaries and benefits, approximately $0.7 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley section 404 compliance costs and approximately $0.6 million of depreciation, occupancy and other operating costs related primarily to the relocation of our corporate office. Additionally, stock-based compensation increased $1.2 million in general and administrative expense resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, general and administrative expenses increased 9.6 percentage points for the same period.

Litigation

	Nine Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Litigation	$—	$4,164	$(4,164)	(100.0)%

Litigation expense in 2005 is related to a class action lawsuit. We settled this claim in exchange for our payment of $4.164 million.

Interest income

	Nine Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Interest income	$2,782	$1,967	$815	41.4%

Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due primarily to higher interest rates earned on marginally lower average balances.

Other income (expense), net

	Nine Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Other income (expense), net	$(8)	$(11)	$3	27.1%

     Other income (expense), net consists of non-operating items, which have not been significant to date.
Provision for income taxes

	Nine Months Ended
	September 30,		Increase	Percent
	2006	2005	(Decrease)	Change
	(in thousands)
Provision for income taxes	$(179)	$76	$(255)	(336.8)%
     We recorded a benefit from income taxes in the nine months ended September 30, 2006 related to our net book income based on our best estimate of the tax provision (benefit) that will be provided for the full year. We recorded a provision for income taxes in the nine months ended September 30, 2005 attributable to federal and state alternative minimum taxes payable due primarily to limits on the amount of net operating losses that could be applied against income earned in 2005 under current tax regulations. At September 30, 2005, we maintained a full valuation allowance against our deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be realized.
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
     As of September 30, 2006, we had cash, cash equivalents and short-term investments of $88.4 million and had no bank debt, line of credit or equipment facilities.
Operating activities
     Our operating activities generated cash in the amount of $1.8 million and $8.1 million in the nine months ended September 30, 2006 and 2005, respectively. Cash generated in the nine months ended September 30, 2006 resulted from a net loss of $0.4 million, which was offset primarily by $1.8 million of depreciation and amortization, $1.9 million of non-cash stock-based compensation expense and by changes in working capital, primarily the remaining payment of $3.2 million for litigation settlement. Cash generated in the nine months ended September 30, 2005 was primarily due to growth in our business and additionally to the accrual of $4.2 million for litigation settlement.
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
     A number of non-cash items have been charged to expense and decreased our net income or increased our net loss. These items include depreciation and amortization of property and equipment and non- cash employee stock-based compensation expense and other stock-based charges. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.
Investing activities
     Our investing activities generated cash in the amount of $0.2 million and used cash in the amount of $12.4 million in the nine months ended September 30, 2006 and 2005, respectively. Sources of cash for the nine months ended September 30, 2006 represent net proceeds from the sales and purchase of short-term investments partially offset by the purchase of property and equipment, furniture, and leasehold improvements in connection with the relocation and build-out of the corporate and new district office spaces. Uses of cash for the nine months ended September 30, 2005 were primarily related to purchases of short-term investments and purchases of property and equipment.

     We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
     Currently, we expect our remaining 2006 capital expenditures to be approximately $0.7 million. Capital expenditures for the remainder of 2006 are expected to include increased server capacity and purchase of computer equipment and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.
Financing activities
     Our financing activities provided cash in the amount of $0.5 million and $0.5 million in the nine months ended September 30, 2006 and 2005, respectively. Sources of cash from financing activities primarily represented proceeds from common stock option exercises.
     As of September 30, 2006, we had warrants outstanding for the purchase of an aggregate of 4,603,000 shares of our common stock at a weighted average exercise price of $3.94 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     We lease office space under non-cancelable operating leases with various expiration dates through January 2012. The following table provides summary information concerning our future contractual obligations and commitments at September 30, 2006.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)
Operating lease commitments	$1,551	$2,290	$1,458	$241	$5,540
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

     As of September 30, 2006 and 2005, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2006 and 2005, the increase or decline in fair market value of the portfolio would be approximately $0.4 million and $0.2 million, respectively.
Exchange rate sensitivity
     We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.
Item 4. Controls and Procedures:
     (a) Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We have been profitable in only nine quarters and may incur losses in the future, and our limited operating history makes our future financial performance difficult to assess.
     We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at September 30, 2006 had an accumulated deficit of $32.0 million. While we were profitable in the third and fourth quarters of 2003, the second, third and fourth quarters of 2004, the first, third and fourth quarters of 2005 and the third quarter of 2006, we may not be profitable in future quarters or on an annual basis. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. Our outlook is cautious for the balance of the year given market and geopolitical uncertainties, and we may experience a loss for calendar year 2006 as we continue to invest in our business during this period of market softness.
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
     We expect that we will continue to increase our expenses, including marketing and customer acquisition expenses and expenses incurred as a result of increasing the number of agents we employ. As we grow our business in existing markets and expand to new markets, we cannot guarantee our business strategies will be successful or that our revenues will ever increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.
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
     If our access to one or more MLS databases, or our ability to offer our clients the ability to access and search listings on one or more MLSs, were restricted or terminated, our service could be adversely affected and our business may be harmed. Because participation in an MLS is voluntary, a broker or group of brokers may decline to post their listings to the existing MLS and instead create a new proprietary real estate listing service. If a broker or group of brokers created a separate real estate listing database, we may be unable to obtain access to that private listing service on commercially reasonable terms, if at all. As a result, the percentage of available real estate listings that our clients would be able to search using our website would be reduced, perhaps significantly, thereby making our services less attractive to potential clients.
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
     A few of the MLSs of which we are a member, as well as at least one of the state Association of REALTORS® of which we are a member, had adopted VOW policies with opt-out provisions, but, to our knowledge, to date no members or participants of any of those MLSs have exercised such an opt-out right. We do not know of any MLSs which have adopted the new ILD policy with its opt-

out provisions. Should any such opt-outs right be exercised, it could restrict our ability to display comprehensive MLS home listings data to our consumers, which is a key part of our business model. Should our ability to display MLS listings information on our website be significantly restricted, it may reduce demand for our services and lead to a decrease in the number of residential real estate transactions completed by our ZipAgents, as well as increase our costs of ensuring compliance with such restrictions.
Our business could be harmed by transitions in the real estate markets and economic events that are out of our control and may be difficult to predict.
     The success of our business depends in part on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings as well as other changes in local regional or national economic conditions. The purchase of residential real estate is a significant transaction for most consumers, and one which can be delayed or terminated based on the availability of discretionary income. Economic slowdown or recession, rising interest rates, adverse tax policies or changes in other regulations, lower availability of credit, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disaster, oil price spikes or the public perception that any of these events may occur, could adversely affect the demand for residential real estate and would harm our business. Also, if interest rates increase significantly, homeowners’ ability to purchase a new home or a higher priced home may be reduced as higher monthly payments would make housing less affordable. In addition, these conditions could lead to a decline in transaction volume and sales prices, either of which would harm our operating results.
     Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. Nationally, sales of existing homes fell 14.2% year-over-year in September 2006 to a seasonally adjusted annual rate 6.18 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 31.7% year-over-year during the month of September 2006. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity.
Interest rates were at historic lows for the past several years, and increases in interest rates have the potential to negatively impact the housing market.
     Since the fall of 2005, the residential real estate market has been softening as interest rates have been increasing. When interest rates rise, all other things being equal, housing becomes less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, potentially leading to fewer transactions or reductions in home prices in certain regions, depending also on the relevant supply-demand dynamics of those markets. Since we operate in only 20 markets around the country, it is possible that we could experience a more pronounced impact than we would experience if our operations were more diversified. Should we experience continued softness in our markets and not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results could be negatively impacted.
Our business model is new and unproven, and we cannot guarantee our future success.
     Our Internet-enabled residential real estate brokerage service is a relatively new and unproven business model. Our business model differs significantly from that of a traditional real estate brokerage firm in several ways, including our heavy reliance on the Internet and technology and our employee agent model. The success of our business model depends on its scalability and on our ability to achieve higher transaction volumes at an overall lower cost per transaction in order to offset the costs associated with our technology, employee benefits, marketing and advertising expenses and discounts and rebates. If we are unable to efficiently acquire clients and maintain agent productivity in excess of industry averages, our ZipAgents may close fewer transactions and our net revenues could suffer as a result. Also, given that our agent employee model is uncommon in the real estate industry, our compensation structure could be subject to legal challenge, such as the litigation commenced against ZipRealty in 2005, which has been resolved. In addition, our agents generally earn a lower per transaction commission than a traditional independent contractor agent. If we are unsuccessful in providing our agents with an attractive value proposition, whether through more opportunities to close transactions or otherwise, when compared to the traditional model, our ability to hire and retain qualified real estate agents would be harmed, which would in turn significantly harm our business.
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
     As our operations have expanded, we have experienced rapid growth in our headcount from 1,572 total employees, including 1,383 ZipAgents, at September 30, 2005 to 1,963 total employees, including 1,747 ZipAgents, at September 30, 2006. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.
Our failure to effectively manage the growth of our control systems could adversely affect our ability to maintain legal compliance.
     As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. This ability is particularly critical as we implement new systems and controls to help us better comply with the stringent requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Effective internal control over financial reporting is required by law and is necessary for us to provide reliable financial reports and effectively prevent fraud. Effective disclosure controls and procedures are required by law and are necessary for us to file complete, accurate and timely reports under the Securities Exchange Act of 1934. Our ability to manage the growth of our control systems and maintain legal compliance could be thwarted by many factors, including turnover in management and the lack of adequate staffing with the requisite expertise and training. Any inability to provide reliable financial reports or prevent fraud or to file complete, accurate and timely reports under the Securities Exchange Act could harm our business, harm our reputation or result in a decline in our stock price. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan.
If we fail to comply with real estate brokerage laws and regulations, we may incur significant financial penalties or lose our license to operate.
     Due to the geographic scope of our operations and the nature of the real estate services we perform, we are subject to numerous federal, state and local laws and regulations, and regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and implement regulations. For example, we are required to maintain real estate brokerage licenses in each state in which we operate and to designate individual licensed brokers of record. In some states, these licenses are personal to the broker. If we fail to maintain our licenses, lose the services of our designated broker of record or conduct brokerage activities without a license, we may be required to pay fines or return commissions received, our licenses may be suspended or revoked or not renewed or we may be subject to other civil and/or criminal penalties. As we expand into new markets, we will need to obtain and maintain the required brokerage licenses, which may be difficult, and comply with the applicable laws and regulations of these markets, which may be different from those to which we are accustomed, any of which will increase our compliance costs. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty and cost of compliance with the numerous state licensing regimes and possible losses resulting from non-compliance have increased. Our failure to comply with applicable laws and regulations, the possible loss of real estate brokerage licenses or litigation by government agencies or affected clients may have a material adverse effect on our business, financial condition and operating results, and may limit our ability to expand into new markets.
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
We may have liabilities if any of our employees violates laws concerning settlement procedures.
     Our business must comply with the provisions of the federal Real Estate Settlement Procedures Act, or RESPA, as well as comparable state statutes where we do business. These statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for referral of business to other settlement service providers in connection with the closing of real estate transactions. RESPA and similar state laws also require timely disclosure of certain relationships or financial interest that a broker has with providers of real estate settlement services. If any of our employees fails to comply with any of these statutes, a resulting enforcement proceeding could subject us to substantial financial penalties, be expensive to defend and materially harm our ability to continue operations.
If any of our core services fails to comply with applicable federal and state law and regulations, we may incur significant financial penalties or lose licenses require to provide these services.
     We are currently exploring and beginning to implement several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. For example, as discussed above, we have entered into a co-marketing arrangement with E-LOAN, Inc. to provide the mortgage center on our website in exchange for a flat monthly fee established on a periodic basis. Also, we have formed a joint venture with a title insurance company to offer our clients title insurance service in one or more of our markets, and we have formed a subsidiary to offer insurance services in certain markets.
     These core services may be subject to regulation at both the federal and state level, including, in certain instances, regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act, or RESPA, state and local licensing laws and regulations (whether applicable to us or third parties with whom we have arrangements) and federal and state advertising laws, fair lending and insurance-related laws and regulations. Some of these laws and regulations, such as RESPA, do not offer definitive requirements for compliance, making it difficult to determine conclusively whether these core services will comply. The laws of the states in which we conduct business often vary considerably regarding the legality of and licensing requirements for conducting certain business practices, including the payment of compensation, in connection with offering mortgage, title insurance and other insurance products, and these states often do not provide definitive guidance concerning when these practices are illegal or require licensure, which can make it difficult to determine whether our practices are in legal compliance. In addition, to the extent that these core services are offered through affiliates or arrangements with independent third parties, we may have little ability to ensure that these parties comply with applicable laws and regulations. Also, as these core services are expanded into new markets, they will need to obtain and maintain the required licenses and comply with the applicable laws and regulations of these markets, which may be different from the laws and regulations to which they were previously subject, may be difficult to obtain and will increase compliance costs.
     If our practices in offering these core services fail to comply with applicable laws and regulations (including if they fail to maintain any necessary licenses, whether through the loss of individuals or entities licensed to perform these services or otherwise, or if they are performed or compensated without required licenses), we and the other parties providing the core services may be required to pay fines or return commissions received and may be subject to other civil or criminal penalties under actions by government agencies or clients, and the licenses needed to provide these core services may be suspended, revoked or denied. Any of these events could also cause disruption in the relationships between us and the other parties involved in offering these core services. Consequently, any failure to comply with application laws and regulations may have a material adverse effect on our business, financial condition and operating results, and may limit our ability to expand our core services into new markets.
We may have liabilities in connection with our performance of core services.
     For some of the core services we anticipate offering, such as insurance and mortgage, we expect the performance of these core services to be subject to statutory due diligence, disclosure and standard-of-care obligations. In the ordinary course of business, we and the other parties involved in providing these core services may be subject to litigation from clients and other parties involved in transactions for alleged violations of these obligations. We anticipate that the vehicles providing these core services will self-insure some of this risk. In addition, these vehicles may be required to indemnify their employees who become subject to litigation or other claims arising out of their business activities, including for claims related to the negligence of these employees. An adverse outcome in any such litigation could negatively impact our reputation and harm our business.
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
     We currently operate in 20 markets, including 15 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Las Vegas in April 2005, in Houston in June 2005, in Miami in October 2005, in Tampa in February 2006, in Orlando in April 2006,

in Minneapolis/St. Paul in May 2006, in Austin in July 2006, and in Palm Beach in September 2006. We have announced plans to also enter the Greater Philadelphia area in 2006 and Naples and Tucson in the first quarter of 2007. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:
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
     We believe a strong brand is a competitive advantage in the residential real estate industry because of the fragmentation of the market and the large number of agents and brokers available to the consumer. Because our brand is relatively new, we currently do not have strong brand identity. We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting new clients. In order to attract and retain both clients and employees, and respond to competitive pressures, we expect to increase our marketing and customer aquisition expenditures to develop, maintain and enhance our brand in the future.
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
We have numerous competitors, many of which have valuable industry relationships, innovative business models and access to greater resources than we do.
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
     Visitors to our website that register with us receive access to home listing and related information that we do not make available to unregistered users. As part of the registration process, our registered users consent to our use of information we gather from their use of our website, such as the geographic areas in which they search for homes, the price range of homes they view, their activities while on our website and other similar information. They also provide us with personal information such as telephone numbers and email addresses and our registered users consent to our internal use of personal information. Our website includes a copy of our privacy policy, which sets forth our practices with respect to sharing website use and personal information when necessary to administer products or services we or our subsidiaries may provide, when we have users’ permission, when required by law, or as otherwise described in our privacy policy. If we were to use this information outside the scope of our privacy policy or otherwise fail to observe any legal obligation keep this information confidential from third parties, including our former agents, we may be subject to legal claims or government action and our reputation and business could be harmed. Also, concern among consumers regarding our use of information gathered from visitors to our website could cause them not to register with us, which would reduce the number of leads we derive from our website. Because our website is our primary client acquisition tool, any resistance by consumers to register on our website would harm our business and results of operations, and could cause us to alter our business practices or incur significant expenses to educate consumers regarding the use we make of information.
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
     Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 40% of our net transaction revenues in the quarter ended September 30, 2006 in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather, economic or market conditions or other events outside of our control, such as shifts in populations away from markets that we serve. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
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
     The loss of the services of one or more of our key personnel could seriously harm our business. For example, Eric A. Danziger, our former Chief Executive Officer, departed from the Company on August 1, 2006. Mr Danziger was succeeded by Mr. Richard F. Sommer, who assumed the position of Chief Executive Officer on September 6, 2006. Our success depends on the contributions of Mr. Sommer as well as the continued contributions of Gary M. Beasley, our President and Chief Financial Officer, and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. With the exception of Mr. Sommer and Mr. Beasley, none of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.
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
     As of September 30, 2006, we had 20,488,293 shares of common stock outstanding. All of these shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
     In addition, we have registered approximately 5.2 million shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 2,503,103 shares were vested as of September 30, 2006 and, if those options are exercised, those shares are eligible for sale. We have also registered 1.25 million shares subject to an option granted to our Chief Executive Officer, Richard F. Sommer, upon his commencement of employment in September 2006, which vests as to 25% on his first anniversary of employment with the remainder to vest ratably over the following three years. Also as of September 30, 2006, we had outstanding warrants for 4,603,088 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale, subject to any Rule 144 waiting periods, volume, and other restrictions. Nearly all of those warrants (representing 4,599,804 shares) are exercisable at $3.93 per share and expire on the following dates: February 11, 2007 (1,080,972 shares), April 15, 2007 (986,320 shares), October 28, 2007 (582,060 shares), December 17, 2007 (1,354,723 shares), February 18, 2008 (274,365 shares), and June 27, 2008 (321,364 shares). Any sales of those shares prior to expiration of the warrants could have a dilutive effect on our stock price.
     Also, as noted above, our former Chief Executive Officer, Eric A. Danziger, resigned from the Company effective August 1, 2006. In connection with his departure, Mr. Danziger was granted the right to exercise his vested options (representing 1,378,962 shares) until December 31, 2006, of which at least 622,261 shares were exercised through October 31, 2006. Any sale by Mr. Danziger of those shares or of the other shares held by him or his affiliates (136,856 shares) or acquired by him upon the exercise of existing warrants (66,975 shares) could cause a decline in our stock price.
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
President and Chief Financial Officer
Date: November 9, 2006

Exhibit Index

Exhibit
number	Description
3.1(a)(1)	Amended and Restated Certificate of Incorporation

3.2(a)(1)	Bylaws

4.1(1)	Form of Common Stock Certificate

10.13(a)(2)*	ZipRealty, Inc. Amended and Restated Management Incentive Plan — Fiscal Year 2006

10.16(3)*	Offer Letter to Richard F. Sommer dated August 24, 2006

10.17(4)*	Form of Stock Option Award Agreement between Company and Richard F. Sommer to be dated September 6, 2006

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on October 27, 2006.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 30, 2006.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 30, 2006.

*	Identifies a management contract or compensatory plan or agreement required to be filed as an exhibit of this report.