Form 10-K
period 2006-12-31
ZIPREALTY INC
filed 2007-03-16
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31376

ZIPREALTY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer identification number)

2000 POWELL STREET, SUITE 300	94608
EMERYVILLE, CA	(Zip Code)
(Address of principal executive offices)

(510) 735-2600
(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchanged on Which Registered:

Shares of Common Stock, $0.001 par value	The Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act:
None

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

At March 1, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates (meaning all shares not beneficially owned by directors or executive officers of the registrant) was $109 million (based on a price of $8.48 per share, which was the closing price of the registrant’s common stock on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter).

We had 22,159,358 shares of common stock outstanding at March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 incorporate by reference information from the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2006.

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

OVERVIEW

We are a full-service residential real estate brokerage firm, using the Internet, proprietary technology and efficient business processes to provide home buyers and sellers with high-quality service and value. Our solution includes a client-centric business approach, a sophisticated website that empowers home buyers and sellers with relevant information, a proprietary business management technology platform and significant financial savings for consumers. With operations in 24 major metropolitan areas, we employ over 1,800 sales agents, known as ZipAgents, all of whom are licensed in their local markets, are members of the National Association of REALTORS®, or NAR, and work for us on an exclusive, full-time basis. We believe that this unique employee-based model in an industry characterized almost exclusively by independent contractors provides us with a distinct competitive advantage in being able to consistently deliver outstanding service to our clients.

Through our website, registered users can access a broad range of current information and powerful tools to research and commence the process of buying or selling a home, including direct access to comprehensive local Multiple Listing Service(s), or MLS(s), home listings data, such as asking prices, home layouts and other features. Each MLS is a database of available homes listed for sale by participating member agents to facilitate broker cooperation. We also provide information in addition to MLS data, including neighborhood attributes, new home listings, school district information, comparable home sales data, maps and driving directions. We attract users to our website through a variety of marketing channels, including online advertising, word-of-mouth and advertisements in traditional media.

Our proprietary ZipAgent Platform, or ZAP, automatically matches registered users with our local ZipAgents who market and provide our comprehensive real estate brokerage services, including showing properties to our buyers and listing and marketing properties on behalf of our sellers, as well as negotiating, advisory, transaction processing and closing services. Our ZAP technology also includes a customer relationship management system that identifies and analyzes user behavior on our website allowing us to provide more relevant information and service to clients and a business management system that allows our managers to monitor the activities of our ZipAgents to ensure a high level of client service. According to a 2006 survey by the California Association of REALTORS®, 94% of home buyers who used the Internet as an important part of their overall home buying and selection process were very satisfied, compared to only 25% for traditional home buyers who did not use the Internet as an important part of their process.

Our business was founded in 1999 and has grown rapidly since inception. We generate revenues principally from earning brokerage commissions in connection with representing buyers and sellers of residential real estate. In 2006, we generated $95.4 million in net revenues, compared to $93.4 million in 2005, $62.3 million in 2004, $33.8 million in 2003 and $17.2 million in 2002. As of March 1, 2007, we had approximately 1.4 million active registered users who had accessed our website within the last twelve months. Since our inception through December 31, 2006 we have closed over 43,000 real estate transactions with an aggregate transaction value of approximately $14.6 billion. We currently have operations in Atlanta, Baltimore, Washington D.C., Boston, Chicago, Dallas, Los Angeles, Orange County, Phoenix/Scottsdale, Sacramento, San Diego, the San Francisco Bay Area, Seattle, Las Vegas, Houston, Miami, Orlando, Palm Beach, Tampa, Minneapolis/St Paul, Austin, the Greater Philadelphia area, Fresno/Bakersfield and Naples. We currently plan to begin operations in Tucson, Denver, Jacksonville, Richmond and Salt Lake City in 2007 and intend to open two to six additional markets later in the year.

INDUSTRY BACKGROUND

The U.S. residential real estate market

The residential real estate industry is one of the largest in the United States. According to REAL Trends, an industry research firm, residential real estate sales totaled over $2.13 trillion in 2005. Also according to REAL Trends, sales of existing homes comprise the vast majority of the residential real estate market, accounting for $1.71 trillion of 2005 total home sales. Additionally, REAL Trends reported that total residential real estate brokerage commissions and fees, which are primarily derived from existing home sales, were approximately $65.5 billion in 2005. We believe that favorable demographic, cultural and economic trends have contributed to consistent long-term growth in the residential real estate industry. From 1983 to 2006, the residential real estate industry grew at a compound annual growth rate of 9% in terms of aggregate sales volume.

The residential real estate brokerage market is highly fragmented. According to REAL Trends, the 10 largest brokerage firms accounted for approximately 8% of all brokered residential real estate transaction volume in 2005, and the single largest firm accounted for less than 5% of total transaction volume. According to NAR, there are in excess of 1.3 million members of NAR in the United States.

Some brokerage firms are affiliated with national franchise brands, such as Century 21, Coldwell Banker, Prudential and RE/ MAX. The franchise brands typically do not directly own and operate brokerage firms, but rather license their brand names and trademarks and provide other marketing support to franchisee brokerage firms. These brokerage firms typically engage agents to work for them as independent contractors and as a result franchisors and franchisees have limited direct influence over the client relationship or the quality of client service. Brokerage firms associated with the eight largest brands accounted for approximately 50% of total brokered transaction volume in 2005 according to REAL Trends.

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

Increasing use of the Internet in the residential real estate transaction process

Consumers are increasingly using the Internet as a key source of information in buying or selling a home. The 2006 National Association of Realtors Profile of Home Buyers and Sellers cites that buyers’ use of the Internet to search for homes has increased, rising from 71% in 2003 to 80% in 2006. The Internet provides a highly effective means for consumers to research information about homes in an industry that is data intensive yet historically has suffered from a lack of broad access to comprehensive and timely property listings information for consumers. The interactivity of the Internet also allows consumers to better conduct targeted searches and research relevant data about desired homes or areas. The ability to provide multiple images and rich media makes the Internet a highly effective means for brokerage firms to market and consumers to research homes.

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

Addressing challenges for home buyers and sellers

We use the Internet to empower consumers.  Through our website, we empower our registered users with comprehensive, free and unrestricted access to all currently available home listings posted on the MLSs in our markets and the ability to research and compare homes. Our MLS data is updated at least once per day in each of our markets. In certain markets, we also provide free access to new home listings posted by our builder partners. We also provide valuable information and services to potential home buyers through our website, such as home and neighborhood content, automated screenings and notifications of available homes that meet specified criteria, the ability to schedule home viewing appointments or make offers online and financing pre-approval. We offer home sellers online comparative marketing tools and virtual tours, as well as broad marketing distribution through the Internet and traditional media.

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

We offer a compelling consumer value proposition.  Our use of the Internet, proprietary technologies and efficient business processes allow us to offer significant cash rebates to our buyers and reduced commissions to our sellers, where permitted by law. We presently pay each of our home buyers an amount equal to 20% of our commission in cash upon closing (except in New Jersey, where such payments are currently not permitted by law) and offer our home sellers up to a 25% discount off of standard commissions in their particular market. In New Jersey, in lieu of offering a cash rebate to our buyers, we make a donation to a local charity through United Way equal to 20% of our commission in cash upon closing.

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

The average productivity of our total agent population was approximately 0.7 transactions per ZipAgent in 2006. For full years 2002, 2003, 2004, 2005 and 2006 the average monthly productivity of our ZipAgents ranged from 0.7 to 1.3 transactions per ZipAgent. We calculate the average monthly productivity of our ZipAgents for a full year by dividing the average monthly number of transactions closed during the year by the average number of ZipAgents employed at the beginning of each quarter in the year. We do not adjust the denominator for ZipAgents hired during the quarter, because closing transactions in the first three months of joining us is difficult given the time lags involved in the real estate closing process. The productivity level of our ZipAgents who have been with us in excess of three full months is considerably higher than the average level achieved by all our ZipAgents. We also do not adjust the denominator for ZipAgents who leave us during the quarter.

OUR STRATEGY

Our objective is to become one of the most recognized, respected and successful companies in the residential real estate industry. The key elements of our strategy include:

Broaden and deepen our presence in existing markets

We plan to increase our presence and market share in existing markets by expanding our number of ZipAgents and growing our home listings business. While our focus historically has been on buyers, we intend to grow our home listings business in a number of ways, such as by developing more website tools for sellers and implementing a referral system that encourages ZipAgents and clients to refer home listings. We also intend to increase our penetration into the higher-priced home segment.

Enhance the ZipRealty brand

We believe that enhancing the ZipRealty brand will heighten awareness of our company and increase the number of home buyers and sellers who use our services and ultimately increase the number of transactions that we close. We plan to increase our brand awareness by increasing our word-of-mouth marketing through such initiatives as growing consumer awareness of ZipRealty in the blogosphere, the increased use of our “refer a friend” feature and continued strong press coverage and media attention. In addition, we believe that we can enhance our brand by continuing to focus on client service, with the objective of creating lifelong relationships with our clients and increasing repeat and referral business.

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

Expand operations into new geographic markets

We believe that there is a significant opportunity to expand our services into new geographic markets represented by over 250 U.S. metropolitan statistical areas, or MSAs. We currently operate in 24 major metropolitan areas, including 16 of the top 25 U.S. MSAs. We currently plan to begin operations in Tucson, Denver, Jacksonville, Richmond and Salt Lake City in 2007 and to open two to six additional markets later in the year. We are currently evaluating the relative attractiveness of other markets and developing entry strategies and timelines. In determining which markets we intend to expand into and in what order, we consider a variety of criteria, including demographics, business climate, housing market, competition, technology fit and regulatory environment. Currently, several states prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured. Should we decide to expand into any of these states, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states.

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

ZipNotify

One of our most popular consumer website tools is called ZipNotify, which allows consumers to receive an automatic email notification each time a property which meets their desired search criteria is listed on the local MLSs. Since we update our listings information at least once per day in each market, our registered users are able to learn about new listings in a timely manner. In markets that are characterized by short supply, this tool provides our clients a competitive advantage over other consumers who might have to wait for their agent to learn about the listing and then contact them with the information. The ZipNotify tool is also interactive, so with one click the consumer can login to see more detailed information on the home, schedule a visit with one of our ZipAgents to see the home, or send an email to one of our ZipAgents requesting more information about the property. Our number of ZipNotify messages has grown steadily, and averaged over 16.1 million per month in the fiscal year 2006 compared to over 12.2 million per month in 2005 and over 5.4 million per month in the fiscal year 2004 .

Neighborhood data and related information

Our system is designed to provide consumers with access to a broad range of information, in addition to the MLS data, about their potential home without having to rely on an agent or other party to provide that information for them. Consequently our website includes several tools to help our clients educate themselves during the process, including relevant neighborhood data such as population, comparable home sales, average income, education level, occupation mix, cost of living, crime statistics, weather, school district information, maps and driving directions.

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

Schedule visits

We try to make it as easy and convenient as possible for our buyer clients to schedule visits of properties they would like to see. All a client has to do is click on a button when viewing information about a home on our website and enter in their phone number and what day(s) and time(s) they would prefer to see the home. We then contact the listing agent and organize the visit for our client. Alternatively, our clients can contact their ZipAgent by telephone or email to schedule a visit.

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

Compensation structure

We offer our ZipAgents a compensation package that we believe is attractive compared to that offered by traditional brokerage firms. We believe that our compensation package leads to a higher degree of ZipAgent loyalty and a consistently high level of client service. Our compensation package includes:

•	Commissions. As is customary in the real estate brokerage industry, ZipAgents earn a portion of the commissions they generate for us, which is known as their split. Currently, our commission splits to ZipAgents vary from as low as 35% to as high as 80% of our net revenues, after deducting certain other items.

•	Expense reimbursement. All California and other eligible ZipAgents (including, where applicable, ZipAgents who have met certain levels of productivity) receive expense reimbursement. This reimbursement covers many expenses typically related to their business, such as automobile usage, cell phone usage and Internet connectivity.

•	Company-paid marketing expenses. In the traditional independent contractor model, agents are typically responsible for covering all of their own marketing expenses, including the cost of lead generation, advertising and marketing costs associated with selling homes and production of collateral materials. In our model, we cover these costs for all of our ZipAgents.

•	Benefits. One of the advantages of our employee-based model for our ZipAgents is that we provide them with a broad array of benefits that are uncommon in the real estate brokerage industry, including company-sponsored health, welfare and 401(k) plans. In addition, ZipAgents have the ability to earn stock options in connection with performance levels.

Recruiting and training

At December 31, 2006, we employed a staff of 24 full-time recruiters who are solely dedicated to identifying and qualifying prospective ZipAgents. We offer extensive training programs both for new ZipAgents as they join us, as well as for existing ZipAgents on an on-going basis. During 2005, we moved our training facilities from regional to local offices. New ZipAgents currently receive a week of orientation and initial training on how to use ZAP in their local market office. ZipAgents then enter their respective local markets and are required to complete a series of training modules with their manager and other local resources during their first several weeks. On an on-going basis, ZipAgents are presented with training content through multiple channels, including webcasts,and live presentations during their weekly sales meetings. New ZipAgents are also frequently paired with seasoned ZipAgents for their first few transactions to accelerate their training.

CLIENT ACQUISITION

Lead generation

We want our ZipAgents to focus on providing high-quality client service, rather than finding their next client. Accordingly, we provide ZipAgents with leads of clients who are actively searching on our website for properties in their sales territories. We attract these clients principally by using two types of paid lead sources. First, we retain hosts of other websites to provide links to our website. Those hosts are typically businesses that are lead generators or that are involved in the real estate or financial services industries. Second, we actively advertise in key locations on the Web where consumers gather or conduct searches for real estate information. We currently have contractual relationships with over 30 lead sources of either type. In 2006 only two independent lead sources generated in excess of 10% of our leads. Homegain, Inc. generated approximately 27% of our leads and Google represented approximately 15% of our leads during the year. Homegain competes with us for on-line customer acquisition. In addition to paid lead sources, in 2006 we attracted approximately 34% of our leads directly to our website, which involved no direct acquisition costs.

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

PRODUCT DEVELOPMENT AND ENGINEERING

At December 31, 2006, our technology team was comprised of 42 employees, including a product development team, software engineers, database and data center engineers and a data acquisition team. Our technology team focuses on enhancing and improving our existing technology as well as developing new proprietary tools.

Our technology team is responsible for maintaining property listings data through our over 47 MLS memberships. In order to ensure we provide the most comprehensive and timely data available, we download MLS data seven days a week, and for most MLSs, multiple times per day. Currently, we provide information on approximately 1 million homes in our searchable database in the markets we serve. To provide our consumers with a more complete understanding of homes and neighborhoods, we combine data from the MLSs with additional local information from other data sources which we license on a non-exclusive basis.

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

Accordingly, there is little precedent or guidance regarding the interpretation and application of the new regulations with respect to the “outside sales exemption” nor any assurance how long these regulations will remain in place. In the event it appears the legal standard for the “outside sales exemption” changes, it may be necessary to modify the ZipAgent compensation structure.

Individual states also sometimes elect to adopt overtime and minimum wage laws providing greater benefits to employees than the Fair Labor Standards Act. The ZipAgent job is designed to qualify for exemption from such laws, to the extent applicable, in the states in which we currently employ ZipAgents. Like the federal law, these state laws are applied on a case-by-case basis considering the duties of specific individuals and are subject to judicial and agency interpretation and legislative change. New interpretations or changes in state law, or expansion of operations to states that do not recognize an “outside sales exemption” comparable to the federal exemption, may require modification of the ZipAgent compensation structure. For example, Nevada recently approved legislation that preempts the federal “outside sales exemption” from paying minimum wages in that state. That legislation is scheduled to take effect on November 1, 2007. Depending on the regulations that are ultimately adopted pursuant to that legislation, we may be required to pay our ZipAgents in Nevada minimum wages and may thereafter need to change our compensation model accordingly. In addition, some states, such as California, have enacted laws concerning the reimbursement of employee expenses, which caused us to change our compensation practices in 2005. If we are so required by other state laws, we may need to modify our compensation structure in such states.

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

The NAR policy is designed to provide structure to the individual MLS policies concerning the display of listing information through the Internet, subject to a number of areas in which the individual MLSs may tailor the policy to meet their local needs. One NAR policy provision with which the individual MLSs must adhere, once required to be implemented, is known as an “opt-out.” This provision creates a mechanism for individual brokers to prevent their listings data from being displayed by competitors on their websites but not by brick-and-mortar competitors at their offices by other means, which the DOJ has alleged is a mechanism designed to chill competition by Internet-based Realtors®.

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

COMPETITION

The market for residential real estate brokerage services is highly fragmented at the national level, with no individual brokerage holding more than a 5% share, and the 10 largest brokerages holding less than 9% collectively in 2005, according to REAL Trends. However, the eight largest national brands that brokerages work under franchise affiliations accounted for approximately 50% of total brokered transaction volume in 2005, according to REAL Trends, providing the potential for significant national and local influence. We compete with these brokerages at the local level to represent home buyers or sellers. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT Incorporated owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We are also subject to competition from local or regional firms, as well as individual real estate agents. We also compete or may in the future compete with various online services, such as InterActiveCorp/ IAC and its LendingTree unit, HouseValues, Inc., HomeGain, Inc., Move, Inc., formerly Homestore, Inc., and its Realtor.com affiliate, Zillow and Yahoo! Inc. that also look to attract and service home buyers and sellers using the Internet. Move is affiliated with NAR, National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages. While these online services companies are intermediaries providing lead referrals and are not full-service brokerages like us, we compete with these companies to attract consumers to our website. There are also a growing number of discount firms that cater exclusively to clients who are looking for reduced service levels as well as for sale by owner services.

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

EMPLOYEES

At December 31, 2006, we had 2,014 employees. Of this total, 1,794 were licensed ZipAgents, 110 were district directors or field support personnel and 110 were corporate employees. We consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 10, 2007:

Name	Age	Position

Richard F. Sommer	45	Chief Executive Officer and Director
Joseph Patrick Lashinsky	40	President
William C. Sinclair	58	Executive Vice President, Operations and Business Development
Genevieve C. Combes	39	Senior Vice President, Planning and Operations
David A. Rector	61	Senior Vice President and Interim Chief Financial Officer
Thomas M. Perrault	41	Vice President, Human Resources
Karen B. Seto	42	Vice President, General Counsel and Secretary

Richard F. Sommer Chief Executive Officer and a member of our Board of Directors since September 2006. Prior to joining us, from August 2004 until June 2006, Mr. Sommer served as Chief Executive Officer of Homegain.com, Inc., a leading online source for connecting real estate professionals with home buyers and sellers. From December 2002 until August 2004, Mr. Sommer was Senior Vice-President of Business Development of Mortgage Bank and President of the Loanworks Division at Indymacbank, Inc., a publicly held mortgage bank. From November 2000 until May 2002, Mr. Sommer served as President and Managing Director at Realtor.com, a publicly held leading supplier of online media and technology to the real estate industry. Mr. Sommer began his career at McKinsey and Company where he spent thirteen years as a consultant. Mr. Sommer holds a Juris Doctor degree from Stanford Law School, a Master’s degree in international relations from Oxford University, and a Bachelor of Arts degree in politics from Princeton University.

Joseph Patrick Lashinsky has served as our President since January 2007. From September 2006 to January 2007, Mr. Lashinsky served as our Executive Vice President of Product Strategy and Development. From April 2005 to September 2006, Mr. Lashinsky served as our Senior Vice President of Product Strategy and Development. From February 2000 to April 2005, Mr. Lashinsky served as our Vice President in a number of marketing, business development and sales positions. Prior to joining us, from March 1999 to February 2000, Mr. Lashinsky served as Group Marketing Manager at Del Monte Foods Company. Mr. Lashinsky holds a Masters of Business Administration degree from the University of California at Los Angeles and a Bachelor of Arts degree in political economies of industrialized societies from the University of California at Berkeley.

William C. Sinclair has served as our Executive Vice President of Operations and Business Development since August 2005. From September 2002 to August 2005, Mr. Sinclair served as our Senior Vice President of Sales and Operations. Prior to joining us, from October 1998 to September 2002, Mr. Sinclair served as Executive Vice President and Chief Operating Officer for the Asia Pacific division of Radisson Hotels and Resorts Worldwide. From December 1997 to October 1998, Mr. Sinclair served as Vice President of New Business Development for Promus Hotel Corporation. Mr. Sinclair holds a Bachelor of Arts degree in business from Washington State University.

Genevieve C. Combes has served as our Senior Vice President of Planning and Operations since December 2006. From May 2005 to December 2006, Ms. Combes served as our Vice of Business Planning and Strategy. From August 2004 to May 2005, Ms. Combes served as our Director of Strategic Analysis. Prior to joining us, Ms. Combes spent over ten years in various capacities at JP Morgan H&Q’s (previously Hambrecht & Quist) Equity Research

Department. Most recently Ms. Combes served as Managing Director of JP Morgan H&Q’s Consumer Research Group. Ms. Combes holds a Bachelor of Arts degree in economics cum laude from the University of California at Santa Cruz.

David A. Rector has served as our Interim Chief Financial Officer since December 2006 as well as our Senior Vice President, Controller and Chief Accounting Officer since May 2004, as our Vice President and Corporate Controller from October 2002 to May 2004 and as our Corporate Controller from April 2002 to September 2002. Prior to joining us, from June 1999 to January 2002, Mr. Rector worked in various financial positions for several companies as a consultant for Resources Connection Inc., a consulting firm. Prior to that, he held senior financial positions at various companies, including commercial real estate companies Allegiance Realty Group and Fox & Carskadon Financial Corporation and served as an audit manager at Price Waterhouse. Mr. Rector is a Certified Public Accountant and holds a Bachelor of Science degree in business administration from the University of California at Los Angeles.

Thomas M. Perrault has served as our Vice President of Human Resources since January 2007. From 2003 to 2006, Mr. Perrault served as Senior Director of Human Resources for Blue Shield of California. Prior to that, he served as Director of Human Resources for Brocade Communications and Cosine Communications and held a senior human resources role with Silicon Graphics. He began his career as a legislative attorney with the U.S. Postal Service in Washington, D.C. Mr. Perrault holds a Juris Doctor degree from Duke University and a Bachelor of Arts degree in History and Political Science from Rice University.

Karen B. Seto has served as our Vice President, General Counsel and Secretary since June 2004. From August 2000 to June 2004, Ms. Seto practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati, P.C., most recently as Special Counsel. From October 1994 to May 2000, Ms. Seto was an attorney with Fried, Frank, Harris, Shriver & Jacobson LLP in Los Angeles. Ms. Seto holds a Juris Doctor degree from the University of California at Los Angeles and a Bachelor of Science in Economics degree in finance cum laude from the Wharton School of the University of Pennsylvania.

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

We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at December 31, 2006 had an accumulated deficit of $52.3 million. While we were profitable in the third and fourth quarters of 2003, the second, third and fourth quarters of 2004, the first, third and fourth quarters of 2005 and the third quarter of 2006, we may not be profitable in future quarters or on an annual basis. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. Our outlook is cautious given market and geopolitical uncertainties, and we expect to experience a loss for calendar year 2007 as we continue to invest in our business during this period of market softness.

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

Additionally, we operate a virtual office website, or VOW, which is a password protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. In late 2002, the National Association of REALTORS®, or NAR, the dominant trade organization in the residential real estate industry, adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on VOWs. Under the NAR policy, individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, were required to implement their own individual VOW policies consistent with the NAR, but NAR extended the deadline for the implementation of its rules at least three times during an investigation by the Antitrust Division of the U.S. Department of Justice, or DOJ, into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. In September 2005, NAR replaced its VOW policy with an Internet Listings Display, or ILD, policy containing some of the same or similar features of its former VOW policy, and the DOJ responded by immediately filing a lawsuit in federal court against NAR challenging the ILD policy. NAR has postponed the deadline for the implementation of its ILD rules by its member MLSs pending resolution of that lawsuit. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. Once the individual MLSs implement the ILD policy, the NAR policy currently provides that member brokerages will have up to 90 days to comply with the policy.

The NAR policy is designed to provide structure to the individual MLS policies concerning the display of listing information through the Internet, subject to a number of areas in which the individual MLSs may tailor the policy to meet their local needs. One NAR policy provision with which the individual MLSs must adhere, once required to be implemented, is known as an “opt-out.” This provision creates a mechanism for individual brokers to prevent their listings data from being displayed by competitors on their websites but not by brick-and-mortar competitors at their offices by other means, which the DOJ has alleged is a mechanism designed to chill competition by Internet-based Realtors®.

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

Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as increases in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 80%, in 2006 compared to 2005 and months of inventory increased approximately 84%, in December 2006 compared to December 2005. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, national sales of existing homes fell 8.4% to 6.48 million in 2006 from 7.08 million in 2005. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 23% in 2006 compared to 2005. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity.

Consumer access to mortgage financing has been affordable and widely available by historic standards. Any tightening in the availability of credit will have the potential to negatively impact the housing market.

The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability, and the performance of mortgage backed securities in the secondary market. Since the fall of 2005, the residential real estate market has been softening as interest rates have been increasing. In addition, lender underwriting criteria began to change in 2006 as a result of tighter lending standards. When interest rates rise and when underwriting criteria becomes more restrictive, housing becomes less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, leading to fewer transactions or reduction in home prices. Should we not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results could be negatively impacted.

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

We may incur additional expenses or liabilities if our compensation or expense reimbursement policies are found to violate federal or state wage and hour laws.

Because our ZipAgents are employees and not independent contractors, we are subject to federal and state regulation of our employment practices, including compensation and expense reimbursement for our ZipAgents. We rely on federal and state exemptions from minimum wage and fair labor standards laws for our ZipAgents, who are compensated primarily through commissions and who are reimbursed for certain business expenses. Such exemptions may not continue to be available, or we may not qualify for such exemptions, which could subject us to penalties and damages for non-compliance. For example, Nevada recently approved legislation that preempts the federal “outside sales exemption” from paying minimum wages in that state. That legislation is scheduled to take effect on November 1, 2007. Depending on the regulations that are ultimately adopted pursuant to that legislation, we may be required to pay our ZipAgents in Nevada minimum wages and may thereafter need to change our compensation model accordingly. Also, some states, such as California, have enacted laws requiring the reimbursement of employee expenses, which caused us to change our compensation practices in 2005. If exemptions from paying minimum wages are not available in states where we desire to expand our operations or if they cease to be available in the states where we currently operate, or if we are required by state laws to pay additional compensation or to reimburse additional expenses, we could be subject to lawsuits, and we may need to modify our agent compensation structure in such states, which could cause our compensation practices to be less attractive to agents or more expensive to the Company.

Our failure to effectively manage the growth of our ZipAgents and related technology could adversely affect our ability to service our clients.

As our operations have expanded, we have experienced rapid growth in our headcount from 1,556 total employees, including 1,366 ZipAgents, at December 31, 2005 to 2,014 total employees, including 1,794 ZipAgents, at December 31, 2006. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.

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

We are currently exploring and beginning to implement several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. For example, as discussed above, we have entered into a co-marketing arrangement with E-LOAN, Inc. to provide the mortgage center on our website in exchange for a flat monthly fee established on a periodic basis. Also, we have formed a joint venture with a title insurance company to explore the offering to our clients title insurance service in one or more of our markets, and we have formed a subsidiary to offer insurance services in certain markets.

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

For some of the core services we anticipate offering, such as insurance and mortgage, we expect the performance of these core services to be subject to statutory due diligence, disclosure and standard-of-care obligations. In the ordinary course of business, we and the other parties involved in providing these core services may be subject to litigation from clients and other parties involved in transactions for alleged violations of these obligations. We anticipate that the vehicles providing these core services will self-insure some of this risk. In addition, these vehicles may be required to indemnify their employees who become subject to litigation or other claims arising out of their business activities, including for claims related to the negligence of these employees. An adverse outcome in any such litigation could negatively impact our reputation and have a material adverse impact on our business, operating results and financial condition.

If our arrangements for providing core services become impaired, we may lose sources of revenue that may be difficult to replace and we may be less likely to engage in related transactions with our clients.

As mentioned above, we are currently exploring several options for offering core services, and we expect that some of these services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our clients could have a more difficult time obtaining services they require in connection with their purchase or sale of a home, reducing our likelihood of engaging in residential real estate or other transactions with these clients. For example, we receive revenues from our marketing relationship with E-LOAN, Inc., which provides the ZipRealty Mortgage Center on our website and pays us a flat monthly fee that is established on a periodic basis (representing less than 3% of our revenues during fiscal year 2006). E-LOAN was acquired by Popular, Inc. in late 2005. If our marketing relationship with E-LOAN became impaired, not only would we lose the marketing revenues from that relationship, but also our clients could have a more difficult time obtaining the financing needed to purchase a home through us, which could negatively impact our transaction revenues. In addition, upon the termination of an arrangement with an independent third party to provide core services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. Any of these events could negatively impact our business and financial condition.

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

We currently operate in 24 markets, including 16 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Las Vegas in April 2005, Houston in June 2005, Miami in October 2005, Tampa in February 2006, Orlando in April 2006, Minneapolis/St. Paul in May 2006, Austin in July 2006, Palm Beach in September 2006, the Greater Philadelphia area in December 2006 and Naples in March 2007. We have announced plans to enter Tucson, Denver, Jacksonville, Richmond and Salt Lake City in 2007 and intend to open two to six additional markets later in the year. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:

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

We believe a strong brand is a competitive advantage in the residential real estate industry because of the fragmentation of the market and the large number of agents and brokers available to the consumer. Because our brand is relatively new, we currently do not have strong brand identity. We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting new clients. In order to attract and retain both clients and employees, and respond to competitive pressures, we expect to increase our marketing and customer acquisition expenditures to develop, maintain and enhance our brand in the future.

We plan to continue conducting and refining our online advertising and possibly to test and conduct print, radio, direct mail and outdoor campaigns. We plan to increase our online advertising expenditures in the near future. While we intend to enhance our marketing and advertising activities in order to attract and retain both clients and employees, these activities may not have a material positive impact on our brand identity. In addition, developing our brand will depend on our ability to provide a high-quality consumer experience and high quality service, which we may not do successfully. If we are unable to develop, maintain and enhance our brand, our ability to attract new clients and employees or successfully expand our operations will be harmed.

We have numerous competitors, many of which have valuable industry relationships, innovative business models and access to greater resources than we do.

The residential real estate market is highly fragmented, and we have numerous competitors, many of which have greater name recognition, longer operating histories, larger client bases, and significantly greater financial, technical and marketing resources than we do. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We are also subject to competition from local or regional firms, as well as individual real estate agents. Our technology-focused business model is a relatively new approach to the residential real estate market and many consumers may be hesitant to choose us over more established brokerage firms employing traditional techniques.

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

We also compete or may in the future compete with various online services, such as InterActiveCorp and its LendingTree unit, HouseValues, Inc., HomeGain, Inc., Move, Inc. and its Realtor.com affiliate, Zillow and Yahoo! Inc. that also look to attract and monetize home buyers and sellers using the Internet. Move is affiliated with NAR, the National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages. In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. In order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces

In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. In order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.

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

We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source, Homegain, Inc., which competes with us for online customer acquisition, generated approximately 27% and 29% of our leads during 2006 and 2005, respectively. Should our lead replacement strategy upon the loss of a large lead supplier not be successful, or any of our other lead generation relationships become materially more expensive such that we could not obtain substitute sources on acceptable terms, our ability to attract new clients and grow our business may be impaired. Our business may also be impaired to the extent that state laws or NAR or MLS regulations make it more difficult or expensive for lead generators to provide us with sufficient leads.

Our ability to expand our business may be limited by state laws governing cash rebates to home buyers.

A significant component of our value proposition to our home buyer clients is a cash rebate provided to the buyer at closing. Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Certain states, such as Alaska, Kansas, Louisiana, Mississippi, New Jersey, Oklahoma, Oregon and Tennessee, may presently prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured, including Missouri and New York. In connection with entry into the Greater Philadelphia area, we entered the New Jersey market, where the payment of cash rebates is currently not permitted by law. Consequently, in New Jersey, in lieu of offering a cash rebate to our buyers, we make a donation to a local charity through United Way equal to 20% of our commission in cash upon closing. Should we decide to expand into any of these other states where the payment of cash rebates are restricted or prohibited, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states. Moreover, we cannot predict whether alternative approaches will be cost effective or easily marketable to prospective clients. The failure to enter into these markets, or others that adopt similar restrictions, or to successfully attract clients in these markets, could harm our business.

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

Factors affecting the timing of real estate transactions that can cause our quarterly results to fluctuate include:

•	timing of widely observed holidays and vacation periods and availability of home buyers and sellers, real estate agents and related service providers during these periods;

•	a desire to relocate prior to the start of the school year;

•	inclement weather which can influence consumers’ desire or ability to visit properties;

•	timing of employment compensation changes, such as raises and bonuses;

•	the time between entry into a purchase contract for real estate and closing of the transaction; and

•	the levels of housing inventory available for sale.

We expect our revenues to continue to be subject to these seasonal fluctuations, which, combined with our recent growth, make it difficult to compare successive quarters.

Our reputation and client and agent service offerings may be harmed by system failures and computer viruses.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain clients and agents. Our network infrastructure is currently co-located at a single facility in Sunnyvale, California and we do not currently operate a back-up facility. As a result, any system failure or service outage at this primary facility would result in a loss of service for the duration of the failure or outage. Any system error or failure, or a sudden and significant increase in traffic, may significantly delay response times or even cause our system to fail resulting in the unavailability of our Internet platform. For example, in the summer of 2006 we experienced unscheduled outages in our website and ZAP system due to our rollout of new software and in 2005 we experienced an unscheduled outage that lasted approximately 12 hours. During this period our clients and prospective clients were unable to access our website or receive notifications of new listings. While we have taken measures to prevent unscheduled outages, outages may occur in the future. In addition, our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Our network infrastructure is located in the San Francisco Bay area, which is susceptible to earthquakes and has, in the past, experienced power shortages and outages, any of which could result in system failures and service outages. We may not be able to expand our network infrastructure, either on our own or through use of third party hosting systems or service providers, on a timely basis sufficient to meet demand. Any interruption, delay or system failure could result in client and financial losses, litigation or other consumer claims and damage to our reputation.

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.

Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 41% of our net transaction revenues in the year ended December 31, 2006 in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather, economic or market conditions or other events outside of our control, such as shifts in populations away from markets that we serve. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.

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

The loss of the services of one or more of our key personnel could seriously harm our business. For example, Eric A. Danziger, our former Chief Executive Officer, departed from the Company on August 1, 2006 and Gary M. Beasley, our former President and Chief Financial Officer, departed on January 5, 2007. Mr Danziger was succeeded by Mr. Richard F. Sommer, who assumed the position of Chief Executive Officer on September 6, 2006 and Mr. Joseph Patrick Lashinsky assumed the position of President on January 8, 2007. Our success depends on the contributions of Mr. Sommer, Mr. Lashinsky and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. With the exception of Mr. Sommer and Mr. Lashinsky, none of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.

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

As we implement changes in our agent compensation policies, we may incent behaviors that cause a decrease in our profit margin with the goal of increasing our profits.

From time to time, we implement changes to our agent compensation policies to achieve certain goals, for example, the improvement of agent productivity and retention. Recently, we implemented a program to pay higher commission splits to a select number our agents as the cumulative number of deals they close increases. Our goal for this program is to incent all of our agents to achieve higher levels of productivity and to thereby increase our profits. However, we anticipate that the implementation of this program may cause a slight decrease in our gross margin. We may, in the future, opt to implement additional changes in our agent compensation policies that may decrease our profit margins with the goal of increasing our profits.

OTHER RISKS RELATED TO OUR STOCK PRICE

Our stock price may be volatile.

The trading price of our common stock may fluctuate widely, depending upon many factors, some of which are beyond our control. These factors include, among others, the risks identified above and the following:

•	variations in our quarterly results of operations;

•	announcements by us or our competitors or lead source providers;

•	the relatively low level of public float and average daily trading volumes of our common stock;

•	changes in estimates of our performance or recommendations, or termination of coverage by securities analysts;

•	inability to meet quarterly or yearly estimates or targets of our performance;

•	the hiring or departure of key personnel (such as the recent departures of our former Chief Executive Officer, Eric A. Danziger and our former President and Chief Financial Officer, Gary M. Beasley), including agents or groups of agents or key executives;

•	changes in our reputation;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in the legal and regulatory environment affecting our business; and

•	market conditions in our industry and the economy as a whole.

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

As of December 31, 2006, we had 21,613,027 shares of common stock outstanding. All of these shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.

In addition, we have registered approximately 5.2 million shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 1,326,706 shares were exercisable as of December 31, 2006 and, if those options are exercised, those shares are eligible for sale. We have also registered 1.25 million shares subject to an option granted to our Chief Executive Officer, Richard F. Sommer, upon his commencement of employment in September 2006, which vests as to 25% on his first anniversary of employment with the remainder to vest ratably over the following three years. Also as of December 31, 2006, we had outstanding warrants for 4,168,606 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale, subject to any Rule 144 waiting periods, volume, and other restrictions. As of March 1, 2007, warrants for 3,151,226 of those shares remained outstanding. Nearly all of those warrants (representing 3,147,942 shares) are exercisable at $3.93 per share and expire on the following dates: April 15, 2007 (655,027 shares), October 28, 2007 (582,060 shares), December 17, 2007 (1,346,536 shares), February 18, 2008 (274,365 shares), and June 27, 2008 (289,954 shares). Any sales of those shares prior to expiration of the warrants could have a dilutive effect on our stock price.

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

We are not currently subject to any material legal proceedings. From time to time we have been, and currently are, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

PART II

Item 5.	Market for Our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market information

Our common stock began trading on the Nasdaq Global Market under the symbol “ZIPR” on November 10, 2004. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq Global Market:

	High	Low

2005 Calendar year
First Quarter	$18.34	$13.35
Second Quarter	$15.92	$12.30
Third Quarter	$14.17	$12.13
Fourth Quarter	$13.73	$7.87
2006 Calendar year
First Quarter	$10.26	$8.16
Second Quarter	$9.71	$7.11
Third Quarter	$8.39	$5.89
Fourth Quarter	$8.16	$7.08

As of March 1, 2007, we had approximately 136 common stockholders of record and a substantially greater number of beneficial owners.

  Stock Performance Graph

The following performance graph compares the percentage change in the cumulative total stockholder return on shares or our common stock with the cumulative total return for:

•	the Goldman Sachs Internet Index (our Peer Group Index), and

•	the Total Return Index for The Nasdaq Stock Market (U.S. and Foreign).

This comparison covers the period from November 10, 2004 (the first day of trading after the effectiveness of the registration statement for our initial public offering) to December 29, 2006 (the last trading day in our fiscal year 2006). It assumes $100 was invested on November 10, 2004 in shares of our common stock, our peer corporations and The Nasdaq Stock Market, and assumes reinvestment of dividends, if any.

The Goldman Sachs Internet Index is a modified-capitalization weighed index of 13 stocks representing the Internet industry, including Internet content and access providers, Internet software and service companies and 3-commerce companies. The Total Return Index for The Nasdaq Stock Market (U.S. and Foreign) comprises all ADRs, domestic shares, and foreign common shares traded on The Nasdaq Global Market and The Nasdaq Capital Market, excluding preferred shares, rights and warrants.

Comparative Returns

			Total
			Nasdaq
Date	ZipRealty	Peer Group	Returns
November 10, 2004	100.00	100.00	100.00
December 31, 2004	109.63	112.22	106.92
December 30, 2005	51.66	129.13	108.39
December 29, 2006	45.95	125.71	118.71

The stock price performance shown on the graph is not necessarily indicative of future price performance. Our closing stock price on March 9, 2007 was $7.27.

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

	Year Ended December 31,
Statements of Operations Data	2006	2005	2004	2003	2002
	(In thousands except per share data)

Net transaction revenues	$92,659	$91,082	$60,749	$32,679	$16,795
Referral and other revenues	2,728	2,323	1,539	1,128	368

Net revenues	95,387	93,405	62,288	33,807	17,163

Operating expenses:
Cost of revenues	52,166	51,122	33,903	19,937	13,451
Product development	5,380	2,754	2,257	1,740	1,584
Marketing and customer acquisition	12,589	12,306	8,827	5,021	4,470
General and administrative	32,177	22,033	14,438	9,500	10,417
Litigation	—	4,164	—	—	—

Total operating expenses	102,312	92,379	59,425	36,198	29,922

Income (loss) from operations	(6,925)	1,026	2,863	(2,391)	(12,759)

Other income (expense):
Interest expense	—	—	—	(2,273)	(2,118)
Interest income	3,907	2,741	411	60	126
Other income (expense), net	(16)	(14)	(1)	21	(14)

Total other income (expense), net	3,891	2,727	410	(2,192)	(2,006)

Income (loss) before income taxes	(3,034)	3,753	3,273	(4,583)	(14,765)
Provision for (benefit from) income taxes	17,560	(16,714)	89	—	—

Net income (loss)	$(20,594)	$20,467	$3,184	$(4,583)	$(14,765)

Cumulative preferred stock dividends	—	—	552	631	631
Amount allocated to participating preferred shares	—	—	2,632	—	—

Net income (loss) available to common stockholders	$(20,594)	$20,467	$—	$(5,214)	$(15,396)

Net income (loss) per share:
Basic	$(1.00)	$1.02	$—	$(3.57)	$(10.63)
Diluted	$(1.00)	$0.82	$—	$(3.57)	$(10.63)
Weighted average common shares outstanding:
Basic	20,542	20,089	3,798	1,459	1,448
Diluted	20,542	25,080	3,798	1,459	1,448

Effective January 1, 2006, we adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”).

	December 31,
Balance Sheet Data	2006	2005	2004	2003	2002
	(In thousands)

Cash, cash equivalents and short-term investments	$88,808	$88,909	$83,497	$10,357	$8,961
Working capital	83,794	84,047	80,923	8,183	7,817
Total assets	98,357	113,953	88,126	12,430	12,047
Total long-term liabilities	513	38	90	157	17,082
Total liabilities	10,488	10,172	5,855	3,535	19,827
Redeemable convertible preferred stock and warrants	—	—	—	63,556	42,392
Total stockholders’ equity (deficit)	87,869	103,781	82,271	(54,660)	(50,172)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

We were founded in 1999, currently have operations in 24 major metropolitan areas, and as of December 31, 2006 employed 2,014 people, of whom 1,794 were ZipAgents. We commenced operations in Las Vegas in April 2005, Houston in June 2005, Miami in October 2005, Tampa in February 2006, Orlando in April 2006, Minneapolis/St. Paul in May 2006, Austin in July 2006, Palm Beach in September 2006, the Greater Philadelphia area in December 2006 and Naples in March 2007. We have announced plans to enter Tucson, Denver, Jacksonville, Richmond and Salt Lake City in 2007.

Trends in our business

Our business has experienced significant growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In the year ended December 31, 2006, we generated $95.4 million in net revenues, compared to $93.4 million in 2005 and $62.3 million in 2004. The number of closed transactions increased from approximately 8,500 in 2004 to approximately 12,317 in 2005 and increased to 12,683 in 2006. Our average net revenue per transaction increased from approximately $7,147 in 2004 to approximately $7,395 in 2005 and decreased to approximately $7,306 in 2006. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 1,794 at December 31, 2006 from 1,366 at December 31, 2005 and 914 at December 31, 2004. Our average net revenue per transaction decreased over this time primarily as a result of our growing percentage of transactions occurring in less expensive housing price markets outside of California. As we add additional ZipAgents, we believe long term we will continue to increase our transaction volume and grow our business, although this may not be the case if the market continues to soften. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is an opportunity to increase our market share, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors.

Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as increases in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 80% in 2006 compared to 2005, and months of inventory increased approximately 84% in December 2006 compared to December 2005. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, national sales of existing homes fell 8.4% to 6.48 million in 2006 from 7.08 million in 2005. In the State of California, the California Association of REALTORS® reported that sales of existing homes declined 23% in 2006 compared to 2005. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, and that the residential real estate market may continue to soften in the foreseeable future. While over the long-term we believe a more balanced market will be beneficial to our model, which relies primarily on representing buyers, during this period of transition we may continue to experience reduced growth rates and agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.

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

We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors. We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume due to our increased ZipAgent force. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. We again achieved profitability in the third and fourth quarters of 2005, but because of seasonality and new market expansion as well as the current softening in the residential real estate market, we experienced a net loss in the first and second quarters of 2006. We achieved profitability in the third quarter of 2006, but experienced a net loss in the fourth quarter of 2006 as a result of decreased transaction volume due to our seasonally slow fourth quarter and continued market softness.

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

Over the past several decades, the national residential real estate market has demonstrated significant growth, with annual existing home sales volume growing from 1.6 million in 1970 to approximately 6.5 million in 2006 and median existing home sales prices increasing every year during that period. During that period, the volume of existing home sales has declined for at least two consecutive years only twice, namely 1979 through 1982 and 1989 through 1990. The declines in sales volumes in the 1979 through 1982 period occurred while interest rates were at historic highs, with long-term U.S. Treasury rates exceeding 10%. With rates remaining at similarly high levels, housing activity expanded during the period from 1983 through 1986. Average interest rates were lower during the second period of consecutive year declines, 1989 through 1990, than in 1988.

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

While it is difficult to isolate the cause of recent transaction volume declines and pricing growth slowing in the residential real estate market, such softening has been occurring since Fall of 2005 as interest rates have been increasing. Other factors have likely contributed to the slowdown as well, such as high fuel prices, persistent press coverage about residential real estate potentially being poised for a correction, and the fact that prices had until that time been increasing at historically high rates. This rapid price appreciation, which was well ahead of household income growth, along with increasing interest rates has made housing less affordable, which has manifested itself in declining home ownership rates, which peaked in 2004. With overall transaction activity declining and sales price increases slowing, overall commissions generated in the industry could decline as well, potentially causing the roughly $65.5 billion in annual commissions generated in 2006 to decline. However, should the addressable market for our services decline somewhat due to decreasing sales volume or prices, we believe the overall size of the market on an absolute basis will remain very large, providing ample addressable opportunity for us to continue to grow our business through increasing our market share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements, and of those policies, we believe that the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to understand and evaluate our financial condition and results of operations.

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

Stock-based compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to adopting SFAS 123(R) we accounted for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”). Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award. We elected to adopt the modified prospective transition method as provided by SFAS 123(R) except for options granted prior to our filing of the registration statement for an initial public offering in May 2004, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the year ended December 31, 2006 includes:

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

In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). We estimate the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of our common stock and consideration of other relevant factors such as the volatility assumptions of peer companies. The expected life of options is estimated by taking the average of the vesting term and the contractual term of the option as provided by Staff Accounting Bulletin No. 107 (“SAB 107”). We estimate expected forfeitures based on various factors including employee class and historical experience.

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

For options granted after our initial public offering, the fair value of our common stock is the closing price of our stock on the Nasdaq Global Market on the date the option was granted. For options which were granted prior to our initial public offering, the deemed fair value of our common stock was determined by our Board of Directors, with input from management, utilizing the market approach, considering a number of factors, including, but not limited to:

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

Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss tax carryforwards generated before we achieved profitability. During the fourth quarter 2005, we concluded that it is more likely than not that we will be able to realize the benefit of a significant portion of these deferred tax assets in the future. Consequently, we recognized a net tax benefit of $16.7 million resulting primarily from the release of a significant portion of the net deferred tax valuation allowance. During the fourth quarter of 2006, the Company concluded that a full valuation allowance should be reinstated against its net deferred tax assets at December 31, 2006 as available evidence, including recent historical results and management’s expectations for the future, supported a more likely than not conclusion that the related deferred tax assets will not be realized. As a result, the tax expense for the year ended December 31, 2006 includes a non-cash expense of $17.7 million related to the recording of a full valuation allowance.

At December 31, 2006, we had federal and state net operating loss carryforwards of approximately $48.4 million and $35.3 million, respectively, available to offset future taxable income. If not utilized, the federal and state net operating losses will begin to expire in 2021 for federal and 2011 for state tax purposes, respectively.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. We have federal and state net operating losses of approximately $1 million at December 31, 2006 that are subject to annual limitations of $20,000.

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

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations:

	Year Ended December 31,
Statements of Operations Data	2006	2005	2004
	(In thousands, except per
	share amounts)

Net transaction revenues	$92,659	$91,082	$60,749
Referral and other revenues	2,728	2,323	1,539

Net revenues	95,387	93,405	62,288

Operating expenses:
Cost of revenues	52,166	51,122	33,903
Product development	5,380	2,754	2,257
Marketing and customer acquisition	12,589	12,306	8,827
General and administrative	32,177	22,033	14,438
Litigation	—	4,164	—

Total operating expenses	102,312	92,379	59,425

Income (loss) from operations	(6,925)	1,026	2,863

Other income (expense):
Interest income	3,907	2,741	411
Other income (expense), net	(16)	(14)	(1)

Total other income (expense), net	3,891	2,727	410

Income (loss) before income taxes	(3,034)	3,753	3,273
Provision (benefit) for income taxes	17,560	(16,714)	89

Net income (loss)	$(20,594)	$20,467	$3,184

Cumulative preferred stock dividends	—	—	552
Amount allocated to participating preferred stockholders	—	—	2,632

Net income (loss) available to common stockholders	$(20,594)	$20,467	$—

Net income (loss) per share:
Basic	$(1.00)	$1.02	$—
Diluted	$(1.00)	$0.82	$—
Weighted average common shares outstanding:
Basic	20,542	20,089	3,798
Diluted	20,542	25,080	3,798

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

Other financial data (unaudited)

Pro forma net income (loss) per share

To supplement our statement of operations and net income (loss) per share data, pro forma basic and diluted net income loss per share have been computed to (i) give effect to the conversion of redeemable convertible preferred stock into common stock upon the closing of the Company’s initial public offering on an as-if-converted basis for the years ended December 31, 2006, 2005 and 2004 as if such conversion occurred at the beginning of the respective period or original issue date, if later; and (ii) remove from net income (loss) available to common stockholders the effect of dividends and earnings allocated to preferred stockholders. This non-GAAP adjustment is provided to enhance the user’s overall understanding of our current financial performance and to provide comparability with future per share calculations. Specifically, we believe the non-GAAP results provide useful information to both management and investors by excluding the effect of dividends that were never declared and/or paid and to assume the conversion of redeemable convertible preferred stock to common stock at the beginning of all periods displayed. The unaudited non-GAAP pro forma net income (loss) per share should not be considered in isolation or as a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from non-GAAP measures used by other companies. The unaudited pro forma net income (loss) per share should be reviewed in conjunction with the following schedule that provides a quantitative reconciliation of the differences between such calculation and the financial information presented in accordance with generally accepted accounting principles.

The following table sets forth the computation of pro forma basic and dilutive net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands except per
	share amounts)

Numerator (for basic and diluted)
Net income (loss) available to common stockholders	$(20,594)	$20,467	$—
Add:
Cumulative preferred stock dividends	—	—	552
Amount allocated to participating preferred shares	—	—	2,632

Numerator (for basic and diluted) — pro forma net income (loss)	(20,594)	20,467	3,184

Denominator
Weighted average common shares outstanding	20,542	20,089	3,798
Add:
Weighted average of convertible preferred stock	—	—	10,324

Pro forma denominator for basic calculation:	20,542	20,089	14,122

Effect of dilutive securities
Add:
Weighted average of warrants outstanding	—	3,273	3,272
Weighted average of stock options outstanding	—	1,718	1,968

Pro forma denominator for diluted calculation:	20,542	25,080	19,362
Pro forma net income (loss) per share:
Basic	$(1.00)	$1.02	$0.23
Diluted	$(1.00)	$0.82	$0.16

The following table presents our historical operating results as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
Statements of Operations Data	2006	2005	2004

Net transaction revenues	97.1%	97.5%	97.5%
Referral and other revenues	2.9	2.5	2.5

Net revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	54.7	54.7	54.5
Product development	5.6	2.9	3.6
Marketing and customer acquisition	13.2	13.2	14.2
General and administrative	33.7	23.6	23.2
Litigation	—	4.5	—

Total operating expenses	107.2	98.9	95.5

Income (loss) from operations	(7.2)	1.1	4.5

Other income (expense):
Interest income	4.1	2.9	0.7
Other income (expense)	—	—	—

Total other income (expense), net	4.1	2.9	0.7

Income (loss) before income taxes	(3.1)	4.0	5.2
Provision (benefit) for income taxes	18.4	(17.9)	0.1

Net income (loss)	(21.5)%	21.9%	5.1%

	Year Ended December 31,
Other Operating Data	2006	2005	2004

Number of ZipAgents at end of period	1,794	1,366	914
Total value of real estate transactions closed during period (in billions)	$4.4	$4.4	$3.0
Number of transactions closed during period(1)	12,683	12,317	8,500
Average net revenue per transaction during period(2)	$7,306	$7,395	$7,147

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Comparison of the years ended December 31, 2006 and December 31, 2005

Net Revenues

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Net revenues	$95,387	$93,405	$1,982	2.1%

The increase in our net revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to increased transaction volume partially offset by lower average net revenue per transaction. Transaction volume increased by 3.0% and contributed $2.7 million resulting from 12,683 transactions closed in the year ended December 31, 2006 compared to 12,317 transactions closed in the year ended December 31, 2005. Our transaction volume increased as we added additional ZipAgents in our existing markets and continuing to add agents in our new markets in Las Vegas, Houston, Miami, Tampa, Orlando, Minneapolis/St. Paul, Austin, Palm Beach and the Greater Philadelphia area as we commenced operations in April 2005, June 2005, October 2005, February 2006, April 2006, May 2006, July 2006, September 2006 and December 2006, respectively. Transaction volume from these new markets offset a decrease of 7.4% of the transactions closed in our existing markets. We had 1,794 ZipAgents at December 31, 2006 compared to 1,366 at December 31, 2005. Average net revenue per transaction decreased by 1.2% resulting in a decrease of $1.1 million primarily due to representing buyers and sellers in transactions in markets with lower home prices for the year ended December 31, 2006. Referral and other revenues increased by 17.4% and contributed $2.7 million to net revenues.

We expect that our net revenues for 2007 will increase compared to the prior year. Transaction volume is expected to increase on a year-over-year basis as we enter new markets and average net revenue per transaction is expected to decline due to a growing percentage of transactions occurring in less expensive housing markets and declines in median home prices in certain of our markets.

Cost of revenues

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Cost of revenues	$52,166	$51,122	$1,044	2.0%

Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursement paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

The increase in cost of revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due primarily to an increase in stock-based compensation of $0.5 million resulting from the adoption of SFAS No. 123(R), and to an increase in agent expenses of $0.5 million resulting from increased agent headcount. As a percentage of net revenues for the same periods, cost of revenues remained unchanged.

We expect our cost of revenues to increase in 2007 in absolute dollars as we continue to grow our business, but to remain relatively consistent or to increase modestly as a percentage of net revenues.

Product development

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Product development	$5,380	$2,754	$2,626	95.4%

Product development expenses include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.

The increase in product development expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to growth in our business and consisted of increases in salaries and benefits of approximately $1.6 million and information technology, including depreciation, of $0.8 million. Additionally, stock-based compensation increased $0.2 million resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, product development expenses increased by 2.7 percentage points in the period due primarily to the growth of our product development staff to enhance our proprietary consumer website, agent platform and overall system infrastructure.

We expect our product development expenses to increase in 2007 in absolute dollars and as a percentage of net revenues as we continue to grow our business and enhance our technology systems to improve our ZipAgents efficiency and enhance features on our website for consumers.

Marketing and customer acquisition

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Marketing and customer acquisition	$12,589	$12,306	$283	2.3%

Marketing and customer acquisition expenses include compensation and benefits of our marketing and customer acquisition personnel and costs relating to our marketing, advertising and client acquisition activities.

The increase in marketing and customer acquisition expenses in the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to an increase in customer acquisition lead costs of approximately $0.8 million. Partially offset by a decrease in salaries and benefits of $0.6 million. As a percentage of net revenues, marketing and customer acquisition expenses for the same periods remained unchanged.

We expect our marketing and customer acquisition expenses to increase in 2007 in absolute dollars and as a percentage of net revenues, as we acquire more customer leads for our expanding ZipAgent force to enhance our brand and expand into new markets.

General and administrative

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

General and administrative	$32,177	$22,033	$10,144	46.0%

General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.

The increase in general and administrative expenses in the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to growth in our business and expansion into new markets. Cost increases in our existing and new district sales offices consisted of approximately $2.0 million related to increased field management and support personnel salaries and benefits, $0.3 million of travel, $0.3 million of depreciation and $0.8 million of related occupancy, communication and operating costs. These costs were partially offset by a decrease of approximately $0.4 million related to recruiting and training expenses. Corporate office expenses increased for the same period due to approximately $2.7 million of salaries and benefits, approximately $1.3 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley section 404 compliance costs and approximately $1.1 million of depreciation, occupancy and other operating costs related primarily to the relocation of our corporate office. Additionally, stock-based compensation increased $1.9 million in general and administrative expense resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, general and administrative expenses increased 10.1 percentage points for the same period.

As we grow our business and expand into additional new markets, we expect our general and administrative expenses to increase in 2007 in absolute dollars and as a percentage of net revenues.

Litigation

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Litigation	$—	$4,164	$(4,164)	(100.0)%

Litigation expense in 2005 is related to a class action lawsuit. We settled this claim in exchange for our payment of $4.164 million.

Interest income

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Interest income	$3,907	$2,741	$1,166	42.6%

Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due primarily to higher interest rates earned on marginally lower average balances.

Other income (expense), net

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Other income (expense), net	$(16)	$(14)	$(2)	(18.2)%

Other income (expense), net consists of non-operating items, which have not been significant to date.

Provision for income taxes

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Provision (benefit) for income taxes	$17,560	$(16,714)	$34,274	205.1%

During the fourth quarter 2006, we concluded that it was more likely than not that we would not be able to realize the benefit of a significant portion of our deferred tax assets in the future. Consequently, we recognized a net tax expense of $17.6 million resulting primarily from reestablishing a full valuation allowance on our deferred tax assets. During the year ended December 31, 2005, we concluded that it was more likely than not that we would be able to realize the benefit of a significant portion of our deferred tax assets in the future. Consequently, we recognized a net tax benefit of $16.7 million resulting primarily from the release of a significant portion of the net deferred tax valuation allowance.

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

Cost of revenues

	Year Ended
	December 31,		Increase	Percent
	2005	2004	(Decrease)	Change
	(In thousands)

Cost of revenues	$51,122	$33,903	$17,219	50.8%

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

Product development

	Year Ended
	December 31,		Increase	Percent
	2005	2004	(Decrease)	Change
	(In thousands)

Product development	$2,754	$2,257	$497	22.0%

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

Marketing and customer acquisition

	Year Ended
	December 31,		Increase	Percent
	2005	2004	(Decrease)	Change
	(In thousands)

Marketing and customer acquisition	$12,306	$8,827	$3,479	39.4%

Marketing and customer acquisition expenses include compensation and benefits of our marketing and customer acquisition personnel and costs relating to our marketing, advertising and client acquisition activities.

The increase in marketing and customer acquisition expenses in 2005 compared to 2004 was due to growth in our business and consisted primarily of increased lead generation spending of approximately $3.7 million necessary to support the increase in the number of ZipAgents, an increase of approximately $0.5 million in salaries and benefits partially offset by a decrease of approximately $0.7 million in advertising. As a percentage of net revenues, marketing and customer acquisition expenses decreased 1.0 percentage points in the period due primarily to the significant growth in our net revenue.

General and administrative

	Year Ended
	December 31,		Increase	Percent
	2005	2004	(Decrease)	Change
	(In thousands)

General and administrative	$22,033	$14,438	$7,595	52.6%

General and administrative expenses consist of compensation and benefits costs of our corporate employees, field support and management personnel, occupancy costs, legal and accounting fees, and other general operating support costs.

The increase in general and administrative expenses in 2005 compared to 2004 was due to growth in our business and consisted primarily of approximately $1.9 million related to increased salaries and benefits, $0.2 million of travel expenses, $0.1 million of information technology, $0.9 million of related operating costs for our additional management and support personnel in our district sales offices and approximately $0.4 million related to recruiting and training our expanding ZipAgent force. Additionally, corporate office expenses increased for the same period due to approximately $1.0 million of salaries and benefits, $0.3 million of travel, $0.8 million of operating costs and approximately $1.6 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley Section 404 compliance costs. As a percentage of net revenues, general and administrative expenses increased 0.4 percentage points for the same period.

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

Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income in 2005 compared to 2004 was due primarily to interest earned for a full year on investing the proceeds from our initial public offering in November 2004.

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

As of December 31, 2006 and 2005, we had cash, cash equivalents and short-term investments of $88.8 million and $88.9 million, respectively. We had no bank debt, line of credit or equipment facilities at December 31, 2006 and 2005.

Operating activities

Our operating activities generated cash in the amount of $2.0 million, $8.6 million and $4.6 million in the years ended December 31, 2006, 2005 and 2004, respectively. Cash generated in the year ended December 31, 2006 resulted from $17.5 million of deferred tax income tax expense, $2.4 million of depreciation and amortization, $2.8 million of non-cash stock-based compensation expense which was partially offset by a net loss of $20.6 million. Cash generated in the years ended December 31, 2005 and 2004 was primarily due to growth in our business and, in 2005 the accrual of $3.2 million for litigation settlement.

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

A number of non-cash items have been charged to expense and decreased our net income or increased our net loss. These items include depreciation and amortization of property and equipment and non-cash employee stock-based compensation expense and other stock-based charges. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

Investing activities

Our investing activities used cash in the amount of $1.9 million, $13.8 million and $73.6 million in the years ended December 31, 2006, 2005 and 2004, respectively. Uses of cash for the year ended December 31, 2006 represent the purchase of property and equipment, furniture, and leasehold improvements in connection with the relocation and build-out of the corporate and new district office spaces partially offset by the net proceeds from the sales and purchase of short-term investments. Uses of cash for the years ended December 31, 2005 and 2004 were primarily related to purchases of short-term investments and purchases of property and equipment.

We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.

Currently, we expect our 2007 capital expenditures to be approximately $5.5 million. Capital expenditures for 2007 are expected to include approximately $3.9 million to increase server capacity and purchase of computer equipment and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash in the amount of $1.6 million, $0.6 million and $70.1 million in 2006, 2005 and 2004, respectively. Sources of cash from financing activities in both 2006 and 2005 primarily represented the proceeds from stock option exercises. In 2004, sources of cash primarily represented proceeds from preferred stock warrant and stock option exercises as well as our initial public offering in November 2004.

As of December 31, 2006, we had warrants outstanding for the purchase of an aggregate of 4,168,606 shares of our common stock at a weighted average exercise price of $3.93 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through February 2012. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2006.

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Operating lease commitments	$1,699	$2,415	$1,702	$68	$5,884

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 titled “The Company and Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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

As of December 31, 2006 and 2005, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2006 and 2005, the increase or decline in fair market value of the portfolio would be approximately $0.3 million and $0.2 million, respectively.

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

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ZipRealty, Inc.:

We have completed an integrated audit of ZipRealty, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and 2005, and audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZipRealty, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 16, 2007

ZIPREALTY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$8,575	$6,868
Short-term investments	80,233	82,041
Accounts receivable, net of allowance of $30 and $42 at December 31, 2006 and 2005, respectively	1,781	1,634
Prepaid expenses and other current assets	3,151	3,138
Current and deferred income taxes	29	500

Total current assets	93,769	94,181
Restricted cash	90	90
Property and equipment, net	4,114	2,538
Investment in non-consolidated companies	17	—
Deferred tax assets, net	—	17,053
Other assets	367	91

Total assets	$98,357	$113,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,184	$1,631
Accrued expenses	7,791	8,503

Total current liabilities	9,975	10,134
Other long-term liabilities	513	38

Total liabilities	10,488	10,172

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 21,627 and 20,273 shares issued and outstanding at December 31, 2006 and 2005, respectively	22	20
Additional paid-in capital	134,813	130,077
Common stock warrants	5,519	6,094
Deferred stock-based compensation	(71)	(257)
Accumulated other comprehensive loss	(157)	(490)
Accumulated deficit	(52,257)	(31,663)

Total stockholders’ equity	87,869	103,781

Total liabilities and stockholders’ equity	$98,357	$113,953

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Net transaction revenues	$92,659	$91,082	$60,749
Referral and other revenues	2,728	2,323	1,539

Net revenues	95,387	93,405	62,288

Operating expenses
Cost of revenues	52,166	51,122	33,903
Product development	5,380	2,754	2,257
Marketing and customer acquisition	12,589	12,306	8,827
General and administrative	32,177	22,033	14,438
Litigation	—	4,164	—

Total operating expenses	102,312	92,379	59,425

Income (loss) from operations	(6,925)	1,026	2,863

Other income (expense), net
Interest income	3,907	2,741	411
Other income (expense), net	(16)	(14)	(1)

Total other income (expense), net	3,891	2,727	410

Income (loss) before income taxes	(3,034)	3,753	3,273
Provision for (benefit from) income taxes	17,560	(16,714)	89

Net income (loss)	$(20,594)	$20,467	$3,184

Cumulative preferred stock dividends	—	—	552
Amount allocated to participating preferred stockholders	—	—	2,632

Net income (loss) available to common stockholders	$(20,594)	$20,467	$—

Net income (loss) per share:
Basic	$(1.00)	$1.02	$—
Diluted	$(1.00)	$0.82	$—
Weighted average common shares outstanding:
Basic	20,542	20,089	3,798
Diluted	20,542	25,080	3,798

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

			Redeemable
	Redeemable		Convertible					Deferred	Accumulated		Total
	Convertible		Preferred			Additional	Common	Stock-	Other		Stockholders’	Comprehensive
	Preferred Stock		Stock	Common Stock		Paid-In	Stock	Based	Comprehensive	Accumulated	Equity	Income
	Shares	Amount	Warrants	Shares	Amount	Capital	Warrants	Compensation	Loss	Deficit	(Deficit)	(Loss)
	(In thousands)

Balance at December 31, 2003	10,805	$56,170	7,386	1,469	$2	$928	$—	$(276)	$—	$(55,314)	$(54,660)
Issuance of common stock upon exercise of stock options	—	—	—	152	—	177	—	—	—	—	177
Issuance of common stock upon exercise of common stock warrants	—	—	—	1	—	2	(2)	—	—	—	—
Issuance of preferred stock upon exercise of Series E-1 preferred stock warrants	2,221	9,573	(1,015)	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(13,026)	(65,743)	(6,371)	13,026	13	65,730	6,371	—	—	—	72,114
Issuance of common stock — Initial Public Offering	—	—	—	5,232	5	61,397	—	—	—	—	61,402
Deferred stock-based compensation	—	—	—	—	—	430	—	(430)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	159	—	—	159
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	(109)	—	109	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	3,184	3,184	$3,184
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(105)	—	(105)	(105)

Total comprehensive income												$3,079

Balance at December 31, 2004	—	—	—	19,880	20	128,555	6,369	(438)	(105)	(52,130)	82,271
Issuance of common stock upon exercise of stock options	—	—	—	239	—	571	—	—	—	—	571
Issuance of common stock upon exercise of common stock warrants	—	—	—	154	—	285	(275)	—	—	—	10
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	140	—	—	140
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	(41)	—	41	—	—	—
Tax benefit from employee stock plans	—	—	—	—	—	707	—	—	—	—	707
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	20,467	20,467	$20,467
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(385)	—	(385)	(385)

Total comprehensive income												$20,082

Balance at December 31, 2005	—	—	—	20,273	20	130,077	6,094	(257)	(490)	(31,663)	103,781
Issuance of common stock upon exercise of stock options	—	—	—	1,151	2	1,562	—	—	—	—	1,564
Issuance of common stock upon exercise of common stock warrants	—	—	—	203	—	575	(575)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	100	—	—	100
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	(86)	—	86	—	—	—
Stock-based compensation expense	—	—	—	—	—	2,685	—	—	—	—	2,685
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(20,594)	(20,594)	$(20,594)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	333	—	333	333

Total comprehensive loss												$(20,261)

Balance at December 31, 2006	—	—	—	$21,627	$22	$134,813	$5,519	$(71)	$(157)	$(52,257)	$87,869

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(20,594)	$20,467	$3,184
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income tax expense (benefit)	17,496	(17,496)	—
Tax benefit from employee stock plans	—	707	—
Depreciation and amortization	2,391	1,518	847
Stock-based compensation expense	2,785	140	159
Provision for doubtful accounts	(12)	19	9
Amortization of short-term investment premium (discount)	(115)	630	71
Loss on disposal of property and equipment	15	—	—
Changes in operating assets and liabilities
Accounts receivable	(135)	(564)	(591)
Prepaid expenses and other current assets	15	(1,093)	(1,406)
Other assets	(133)	(79)	—
Accounts payable	553	153	502
Accrued expenses	(712)	4,216	1,885
Other long-term liabilities	475	(52)	(66)

Net cash provided by operating activities	2,029	8,566	4,594

Cash flows from investing activities
Restricted cash	—	100	—
Purchases of short-term investments	(58,537)	(37,550)	(72,148)
Proceeds from sale and maturity of short-term investments	60,793	26,465	—
Purchases of property and equipment	(3,975)	(2,820)	(1,415)
Purchase of intangible asset	(150)	—	—
Investment in non-consolidated companies	(17)	—	—

Net cash used in investing activities	(1,886)	(13,805)	(73,563)

Cash flows from financing activities
Proceeds from stock option exercises	1,564	571	176
Proceeds from common stock warrant exercises	—	11	—
Proceeds from Series E-1 preferred stock warrant exercises	—	—	8,558
Proceeds from issuance of common stock-Initial Public Offering, net of issuance costs	—	—	61,403

Net cash provided by financing activities	1,564	582	70,137

Net increase (decrease) in cash and cash equivalents	1,707	(4,657)	1,168

Cash and cash equivalents at beginning of period	6,868	11,525	10,357

Cash and cash equivalents at end of period	$8,575	$6,868	$11,525

Supplemental cash flow information
Non-cash investing and financing activities
Reversal of deferred stock-based compensation upon employee terminations	$86	$41	$109
Conversion of preferred stock into common stock	$—	$—	$(65,743)
Conversion of preferred stock warrants into common stock warrants	$—	$—	$(6,371)
Recognition of preferred stock additional paid-in capital from preferred stock warrants due to exercise of Series E-1 preferred stock warrants	$—	$—	$1,015
Recognition of common stock additional paid-in capital from common stock warrants due to exercise of common stock warrants	$575	$275	$2
Deferred stock-based compensation	$—	$—	$430

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

ZipRealty, Inc. and its wholly-owned subsidiaries (the “Company”), previously known as ZipRealty.com, is a full-service real estate brokerage firm incorporated in the State of California on January 25, 1999 and reincorporated in Delaware on August 9, 2004. Headquartered in the San Francisco Bay Area, the Company provides brokerage services to buyers and sellers through its employee-agents in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, Pennsylvania, Texas, Virginia, Washington, and Washington, D.C. The Company provides consumers the opportunity to access Multiple Listing Services, or MLS, data through its website, and offers a lower commission structure than is typical in the industry. Buyers are offered a commission rebate at the close of a transaction, while sellers are charged a reduced commission.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.

On June 1, 2006 the Company formed a wholly owned subsidiary, ZipRealty Title Holdings, LLC and on June 5, 2006 the Company formed a wholly owned subsidiary, Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. On June 16, 2006 ZipRealty Title Holdings, LLC entered into a joint venture with an independent third party title company. There were no significant operations as of December 31, 2006 for any of the entities.

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

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at December 31, 2006 and 2005, there were no shares of outstanding redeemable convertible preferred stock.

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

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, $5,754,000 and $2,762,000, respectively, of money market funds and repurchase agreements, the fair value of which approximates cost, is included in cash and cash equivalents.

Short-term investments

The Company classifies fixed income securities with a maturity of over twelve months from the balance sheet date as short-term investments based on the funds being available for use in current operations, if needed. To date all fixed income securities have been classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with unrealized gains or losses, net of tax effects, included in accumulated other comprehensive income (loss) in the consolidated accompanying financial statements. Interest and amortization of premiums and discounts for fixed income securities are included in other income (expense), net, in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method.

Restricted cash

The Company’s restricted cash balances at December 31, 2006 and 2005, includes $90,000, which serves as collateral to a letter of credit that was issued to the Company’s landlord as a security deposit in connection with a facility lease agreement. The letter of credit expires in November 2007.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

Concentration of credit risk, significant customers and significant suppliers

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable and restricted cash.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company deposits its cash, cash equivalents and short-term investments with financial institutions that management believes to be of high credit quality and these deposits may on occasion exceed federally insured limits. At December 31, 2006, substantially all of the Company’s cash, cash equivalents and short-term investments were managed by one financial institution. The fair value of these short-term investments are subject to fluctuations based on market prices.

Substantially all of the Company’s accounts receivable are derived from commissions earned and are due from escrow and other residential real estate transfer agents. These accounts receivable are typically unsecured. Allowances for credit losses and expected transaction price adjustments are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for 10% or more of the accounts receivable at December 31, 2006 or 2005.

The Company derived 41%, 51% and 61% of its net transaction revenues during the years ended December 31, 2006, 2005 and 2004, respectively, from the state of California. No customers accounted for more than 10% of net revenues in 2006, 2005 or 2004.

The Company generates leads for ZipAgents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads are included in marketing and customer acquisition expenses. The Company’s largest third-party lead source, HomeGain, Inc., which is a competitor for online customer acquisition, generated approximately 27%, 29% and 21% of the Company’s leads during 2006, 2005 and 2004, respectively. Google generated approximately 15% and 12% of the Company’s leads in 2006 and 2005, respectively.

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

Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over the shorter of the lease period or estimated useful life. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. For 2006, leasehold improvement allowances totaled $524,000, of which $86,000 was amortized as a reduction of rent expense. At December 31, 2006 the deferred rent balance attributable to these incentives totaled $438,000. Future amortization of the balance of these tenant incentives is estimated to be $86,000 per year from 2007 thru 2011, and $8,000 for 2012.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to adopting SFAS 123(R) we accounted for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”). Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) except for options granted prior to our filing of the registration statement for an initial public offering in May 2004, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the year ended December 31, 2006 includes:

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

In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of peer companies. The expected life of options is estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 107. The Company estimates expected forfeitures based on various factors including employee class and historical experience.

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

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For options granted after our initial public offering, the fair value of our common stock is the closing price of our stock on the Nasdaq Global Market on the date the option was granted. For options which were granted prior to our initial public offering, the deemed fair value of our common stock was determined by our Board of Directors, with input from management, utilizing the market approach, considering a number of factors, including, but not limited to:

•	comparable values of similar companies and the pricing of recent rounds of financing;

•	revenue growth and profitability milestones achieved and as measured to budget;

•	continued growth in experience of our management team;

•	marketplace activity and competition;

•	barriers to entry; and

•	status of capital markets.

Software and Website Development Costs

The Company follows the guidance of Emerging Issues Task Force No. 00-02, Accounting for Website Development Costs (“EITF No. 00-02”). EITF No. 00-02 sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), in accounting for the development of the ZipAgent Platform. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are expensed as incurred except for the costs of fees paid for cancelable maintenance contracts for internal use software purchased from third-party vendors. The cost of these fees incurred during the operating phase are recognized on a ratable basis over the period of expected economic benefit which generally coincides with the contractual service period. The planning stage ends when the functional specifications for a release are complete. Costs incurred relating to architecture design and coding that result in additional functionality are capitalized in the application and infrastructure stage. These costs principally relate to payroll costs for employees directly involved in the development process. Capitalized internal-use software costs, included in property and equipment, are amortized over the software’s useful life, which is generally fifteen months. Capitalized internal-use software costs are amortized to cost of revenues. Costs incurred in connection with the research and development of the Company’s product and technology, other than those accounted for under SOP 98-1, are expensed as incurred to product development.

The Company capitalized $733,000 and $638,000 in internal-use software costs during the years ended December 31, 2006 and 2005, respectively. Amortization expense totaled $769,000, $662,000, and $444,000, during the years ended December 31, 2006, 2005 and 2004, respectively, and is included in cost of revenues. The amount of unamortized internal-use software costs at December 31, 2006 and 2005 was $505,000 and $477,000, respectively, and is included in property and equipment.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $511,000, $759,000 and $1,345,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Such expense is included in marketing and customer acquisition expense.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Reporting

The Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company’s Executive Committee), or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment. All net revenues were derived from transactions in the United States. All long-lived assets are located in the United States.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for annual financial statements for the first fiscal year

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ending after November 15, 2006. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial condition or results of operation.

2.	BALANCE SHEET COMPONENTS

Short-term investments

At December 31, 2006 and 2005, short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

	December 31, 2006				December 31, 2005
	Gross	Gross	Gross	Estimated	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Losses	Value
	(In thousands)				(In thousands)

Money market securities	$5,604	$—	$—	$5,604	$2,462	$—	$2,462
Repurchase agreements	150	—	—	150	300	—	300
Asset backed	24,314	13	(41)	24,286	9,056	(25)	9,031
Corporate obligations	35,575	14	(77)	34,512	38,187	(214)	37,973
US Government and agency obligations	21,501	3	(69)	21,435	35,288	(251)	35,037

Total short-term investments	$86,144	$30	$(187)	$85,987	$85,293	$(490)	$84,803

	December 31,	December 31,
	2006	2005
	(In thousands)	(In thousands)

Recorded as:
Cash equivalents	$5,754	$2,762
Short-term investments	80,233	82,041

	$85,987	$84,803

At December 31, 2006, the fair value of the Company’s investments which had been in an unrealized loss position for over twelve months was $28.7 million and the related unrealized loss was approximately $138,000. At December 31, 2005, the fair value of the Company’s investments which had been in an unrealized loss position for over twelve months was $39.6 million and the related unrealized loss was approximately $179,000.

The estimated fair value of short-term investments classified by date of contractual maturity at December 31, 2006 is as follows:

December 31,
2006
(In thousands)

Due within one year or less	$32,238
Due after one year through two years	31,529
Due after two years through four years	22,220

$85,987

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2006	2005
	(In thousands)

Prepaid expenses	$1,906	$2,101
Interest receivable	809	858
Other assets	559	270

	3,274	3,229
Less: long-term portion	123	91

Prepaid expenses and other current assets	$3,151	$3,138

Property and equipment, net

Property and equipment, net consists of the following:

	December 31,
	2006	2005
	(In thousands)

Computer hardware and software	$6,085	$4,812
Furniture, fixtures and equipment	1,587	901
Leasehold improvements	1,464	428

	9,136	6,141
Less: accumulated depreciation and amortization	(5,022)	(3,603)

Property and equipment, net	$4,114	$2,538

Depreciation and amortization expense, excluding amortization of leased assets, for the years ended December 31, 2006, 2005 and 2004 was $2,384,000, $1,518,000 and $847,000 respectively.

Included in property and equipment at December 31, 2006 and 2005 is approximately $2.5 million and $2.2 million, respectively of fully depreciated property and equipment still in use.

Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
	(In thousands)

Accrued vacation	$909	$727
Accrued agent commissions	1,926	1,905
Accrued bonuses	1,523	565
Accrued marketing expenses	876	774
Litigation settlement	—	3,164
Other accrued expenses	2,557	1,368

Accrued expenses	$7,791	$8,503

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2006	2005
	(In thousands)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	$(157)	$(490)

Total other comprehensive income (loss)	$(157)	$(490)

3.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the period indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per
	share amounts)

Numerator:
Net income (loss)	$(20,594)	$20,467	$3,184
Cumulative preferred stock dividends	—	—	552
Amount allocated to participating preferred stockholders	—	—	2,632

Net income (loss) available to common stockholders (for basic and dilutive EPS computations)	$(20,594)	$20,467	$—

Denominator:
Shares used to compute EPS:
Basic	20,542	20,089	3,798
Add: Dilutive common stock options and warrants	—	4,991	—

Diluted	20,542	25,080	3,798

Net income (loss) per share:
Basic	$(1.00)	$1.02	$—
Diluted	$(1.00)	$0.82	$—

The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Stock options to purchase common stock	4,500	808	3,421
Participating convertible preferred stock	—	—	—
Warrants to purchase preferred and common stock	4,169	3	4,811

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31,
	2006	2005	2004
	(In thousands)

Current:
Federal	$64	$636	$65
State	—	146	24

	64	782	89

Deferred:
Federal	15,853	(15,853)	—
State	1,643	(1,643)	—

	17,496	(17,496)	—

Total provision for income taxes	$17,560	$(16,714)	$89

Deferred tax assets consist of the following at:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets
Net operating loss carryforwards	$16,339	$16,762
Allowances and accruals	1,846	780
Credits	194	146

Total gross deferred tax assets	18,379	17,688
Less: valuation allowance	(18,379)	(192)

Net deferred tax assets	$—	$17,496

Due to uncertainty surrounding the realization of its deferred tax assets based on its history of losses, the Company recorded a full valuation allowance against its net deferred tax assets at December 31, 2004. During the fourth quarter of 2005, the Company concluded that a significant portion of the valuation allowances were no longer necessary as available evidence, including recent historical results and management’s expectations for the future, supported a more likely than not conclusion that the related deferred tax assets would be realized. As a result, the tax benefit for the year ended December 31, 2005 includes a non-cash benefit of $16.8 million related to the reduction of the valuation allowance. The Company retained a valuation allowance of $192,000 related to a component of Other Comprehensive Income, as such if this asset were to be realized the benefit would by recorded to Other Comprehensive Income with no effect on the Company’s net income. During the fourth quarter of 2006, the Company concluded that a full valuation allowance should be reinstated against its net deferred tax assets at December 31, 2006 as available evidence, including recent historical results and management’s expectations for the future, supported a more likely than not conclusion that the related deferred tax assets will not be realized. As a result, the tax expense for the year ended December 31, 2006 includes a non-cash expense of $17.5 million related to the recording of a full valuation allowance.

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with utilization of net operating loss carryovers and the exercise of employee stock options during the

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. The benefit applicable to stock options were credited directly to stockholders’ equity and amounts to $0 and $0.7 million for fiscal years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had approximately $48.4 million of federal and $35.3 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2021 for federal and 2011 for state tax purposes, respectively.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Company has federal and state net operating losses of approximately $1 million at December 31, 2005 that are subject to annual limitations of $20,000.

The difference between the Company’s effective income tax rate and federal statutory rate consisted of:

	Year Ended December 31,
	2006	2005	2004

Statutory federal tax rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	0.00%	5.27%	5.67%
Change in valuation allowance	576.63%	(479.15)%	(44.13)%
Other, net	(31.91)%	(0.24)%	7.18%

Total provision for (benefit from) income taxes	578.72%	(440.12)%	2.72%

Current and deferred income taxes recorded in the Company’s balance sheets consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Prepaid income taxes	$29	$57
Deferred income taxes, current	—	443

	$29	$500

5.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through February 2012.

Future minimum lease payments under noncancelable operating leases are as follows at December 31, 2006 (in thousands):

Operating
Leases

Year ending December 31,
2007	$1,699
2008	1,430
2009	985
2010	862
2011	840
Thereafter	68

Total minimum lease payments	$5,884

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.7 million, $1.2 million and $946,000, respectively.

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

6.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

At December 31, 2003, redeemable convertible preferred stock consisted of the following:

		Shares	Aggregate
		Issued and	Liquidation
	Authorized	Outstanding	Preference

Series A	1,911,112	629,626	$1,700,000
Series B	5,246,171	1,734,752	16,393,438
Series C	2,178,486	547,343	10,000,005
Series D	6,106,871	2,006,357	9,531,544
Series E	9,000,000	2,466,724	29,082,849
Series E-1	15,300,000	—	—
Series F	19,600,000	3,420,534	26,885,452

Balance at December 31, 2003	59,342,640	10,805,336	$93,593,288

Upon the closing of the Company’s initial public offering on November 15, 2004, 13,025,620 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at December 31, 2004, 2005 and 2006, there were no shares of outstanding redeemable convertible preferred stock.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering in November 2004. See Note 7 for additional discussion of common stock warrants.

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

Warrants with equipment lease line

In connection with closing a $2 million equipment leasing arrangement in August 2000, the Company issued warrants to purchase 3,284 and 6,349 shares of Series C at $18.27 and $9.45 per share, respectively. The warrants were fully vested and exercisable immediately and expire in August 2010. These warrants were valued using the Black-Scholes pricing model and assumptions used were as follows: fair value of the underlying stock of $18.27 and $9.45, respectively; risk free interest rate of 5.75%; expected life of 10 years; no dividends during the term and volatility of 80%. The value of the warrants totaled $50,833 and $103,944, respectively, at the date of grant and was recorded as deferred interest expense. The amount was amortized over the life of the lease line. In 2005, 6,349 warrants were net exercised at $9.45 per share. At December 31, 2006 the remaining 3,284 common stock warrants had not been exercised.

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

In December 2002, the Company issued warrants to purchase 1,370,474 shares of Series F convertible preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of convertible promissory notes. The warrants are immediately exercisable and expire five years from the date of grant. The Company estimated the allocated fair value of such warrants at $2,055,820 using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $3.93 per share; expected volatility of 50%, risk-free interest rate of 2.96%, expected life of 5 years, and no dividends. The value of the warrants was recorded as a debt discount and amortized as interest expense using the effective interest method over the estimated life of the notes, which was estimated to be 24 months. For the December 31, 2003, interest expense related to such warrants amounted to $411,986. The remaining unamortized balance in the amount of $1,504,661 was recorded as preferred stock in connection with the conversion of the convertible notes payable. During 2006 and 2005, respectively, 6,298 and 15,745 of these warrants were net exercised.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2003, the Company issued warrants to purchase 274,366 shares of Series F convertible preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of convertible promissory notes. The warrants are immediately exercisable and expire five years from the date of grant. The Company estimated the allocated fair value of such warrants at $408,782 using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $3.93 per share; expected volatility of 50%, risk-free interest rate of 2.87%, expected life of 5 years, and no dividends. The value of the warrants was recorded as a debt discount and amortized as interest expense using the effective interest method over the estimated life of the notes, which was estimated to be 24 months. For the year ended December 31, 2003, interest expense related to such warrants amounted to $59,295. The remaining unamortized balance in the amount of $349,487 was recorded as Preferred Stock in connection with the conversion of the convertible notes payable.

Between February 2002 and April 2002, the Company issued warrants to purchase 4,465,391 shares of Series E-1 convertible preferred stock at an exercise price of $3.93 per share in conjunction with the issuance of convertible promissory notes. The warrants are immediately exercisable and expire five years from the date of grant. In the event the Company meets certain profitability goals for six continuous months, the exercisability of one-half of these warrants terminates. The Company estimated the allocated fair value of such warrants at $1,987,705 using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $1.95 per share, expected volatility of 50%, risk-free interest rate ranging from 4.31% to 4.70%, expected life of 5 years, and no dividends. The value of the warrants was recorded as a debt discount and amortized as interest expense using the effective interest method over the estimated life of the notes, which was estimated to be 24 months. For the years ended December 31, 2002 and 2003, interest expense related to such warrants amounted to $621,350 and $463,671, respectively. The remaining unamortized balance in the amount of $814,939 was recorded to preferred stock in connection with the conversion of the convertible notes payable. During 2004, warrants to purchase 2,177,553 shares of E-1 convertible preferred stock had been exercised and warrants to acquire 65,682 shares of E-1 convertible preferred stock had been net exercised. During 2006 and 2005, respectively, 403,094 and 155,444 of these warrants were cash and net exercised.

In June 2003, the Company issued warrants to purchase 134,766 shares of Series E-1 convertible preferred stock at an exercise price of $3.93 per share and 198,567 shares of Series F convertible preferred stock at an exercise price of $3.93 per share in connection with a conversion of convertible promissory notes and accrued interest. The warrants expire in June 2008. The Company estimated the fair value of such warrants at $93,572 and $357,187 for the Series E-1 warrants and Series F warrants, respectively, using the Black-Scholes model with the following assumptions: fair value of the underlying stock of $2.28 and $3.93, respectively, expected volatility of 50%, risk-free interest rate of 2.36%, expected life of 5 years, and no dividends. The value of the warrants was recorded as note payable conversion expense and recorded in general and administrative expense. During 2006 and 2005, respectively, 25,090 and 9,458 of these warrants were net exercised.

7.	PREFERRED AND COMMON STOCK

The Company’s Certificate of Incorporation, as amended on November 15, 2004, authorizes the Company to issue 5,000,000 shares of $0.001 per value preferred stock and 100,000,000 shares of $0.001 par value common stock. As of December 31, 2006, no shares of preferred stock were issued or outstanding.

Common stock warrants

In April 2003, the Company issued a warrant to purchase 19,083 shares of common stock at $0.99 per share for consulting services. The warrant was fully vested and exercisable immediately. These warrants were net exercised during 2005. The value of the warrant was not material.

As discussed in Note 6 to the financial statements, all outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering in

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 2004. At December 31, 2006, 4,168,606 common stock warrants remained outstanding and exercisable under the above arrangements.

8.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The Consolidated Financial Statements for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the year ended December 31, 2006 are not directly comparable to the same periods in the prior years.

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

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net income as reported	$20,467	$3,814
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,127)	(538)

Pro forma net income	$19,340	$3,276

Net income per share, as reported:
Basic	$1.02	$—
Diluted	$0.82	$—
Pro forma net income per share:
Basic	$0.96	$—
Diluted	$0.77	$—

The stock-based employee compensation determined under the fair-value method for years ended December 31, 2005 and 2004 have been adjusted to exclude the effect of the options granted prior to the Company’s filing of the registration statement for an initial public offering in May 2004, as those options were valued for pro forma disclosure purposes using the minimum value method.

Impact of the Adoption of SFAS 123(R)

The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) except for options granted prior to the Company’s filing of the registration statement for an initial public offering in May 2004, that vested during the period for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the year ended December 31, 2006 includes:

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

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previously reported amounts have not been restated. The effect of recording stock-based compensation for the year ended December 31, 2006 was as follows:

Year Ended
December 31,
2006
(In thousands)

Cost of revenues	$500
Product development	183
Marketing and customer acquisition	67
General and administrative	2,035

Total stock-based compensation	2,785
Tax effect on stock-based compensation	(1,114)

Net effect on net income	$1,671

Effect on earnings per share:
Basic	$0.08

Diluted	$0.08

There was no impact on cash flows from operating activities or financing activities for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R). In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R) the Company accounted for forfeitures upon occurrence. SFAS 123(R)requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of December 31, 2006, there was $9.2 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 3.0 years.

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

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of peer companies. The expected life of options granted during the year ended December 31, 2006 is estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 107.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used for the years ended December 31, 2006, 2005 and 2004 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Year Ended December 31,
	2006	2005	2004

Expected volatility	51-52%	33-61%	21-50%
Risk-free interest rate	4.3-5.0%	3.8-4.4%	2.5-3.7%
Expected life (years)	5.5-6.1	4	4
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the period	$3.90	$5.06	$2.68

Stock Option Activity

A summary of the Company’s stock option activity for the periods indicated follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2003	2,263	$1.14
Options granted	1,528	$11.28
Options exercised	(150)	$1.18
Options forfeited or expired	(220)	$2.39

Outstanding at December 31, 2004	3,421	$5.59	8.15	41,983

Options granted	704	$13.60
Options exercised	(240)	$2.38
Options forfeited or expired	(233)	$10.95

Outstanding at December 31, 2005	3,652	$7.01	7.56	13,011

Options granted	2,664	$7.16
Options exercised	(1,151)	$1.36
Options forfeited or expired	(930)	$11.25

Outstanding at December 31, 2006	4,235	$7.71	8.50	5,885

Options exercisable at December 31, 2006	1,327	$6.98	6.88	3,694

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $7.49 on December 31, 2006, and the exercise price for the options that were in-the-money at December 31, 2006. The total number of in-the-money options exercisable as of December 31, 2006 was 619,000. Total intrinsic value of options exercised was $7,398,000 and $2,621,000 for the years ended December 31, 2006 and, 2005, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Stock Option Plans

In February 1999, the BOD approved and the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees and consultants of the Company. Options

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The Company is not required to contribute to the plan, however, beginning January 1, 2006 the Company elected to match 25% of the first 4% of employee contributions to the plan. For the year ended December 31, 2006 the Company contributed $165,000.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2006. This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Fourth	Third	Second	First
Year Ended December 31, 2006	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Net transaction revenues	$22,396	$25,420	$26,195	$18,648
Cost of revenues	12,598	14,238	14,590	10,740
Income (loss) from operations	(3,586)	(375)	342	(3,306)
Net income (loss)(a)	(20,208)	622	(220)	(788)
Net income (loss) per share:
Basic	$(0.96)	$0.03	$(0.01)	$(0.04)
Diluted	$(0.96)	$0.03	$(0.01)	$(0.04)
Weighted average common shares outstanding:
Basic	21,092	20,410	20,336	20,291
Diluted	21,092	23,478	20,336	20,291

	Fourth	Third	Second	First
Year Ended December 31, 2005	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Net transaction revenues	$20,960	$27,576	$25,228	$17,318
Cost of revenues	11,655	15,565	13,829	10,073
Income (loss) from operations(b)	340	2,219	(1,616)	82
Net income (loss)(c)	17,901	2,850	(946)	662
Net income (loss) per share:
Basic	$0.88	$0.14	$(0.05)	$0.03
Diluted	$0.73	$0.11	$(0.05)	$0.03
Weighted average common shares outstanding:
Basic	20,260	20,198	20,005	19,885
Diluted	24,546	25,328	20,005	25,711

(a)	Includes an income tax expense of $17.7 million recorded in the fourth quarter of 2006 related to a recording of a valuation allowance primarily attributable to the deferred tax assets related to net operating loss carryforwards.

(b)	Includes a one-time charge of $4.2 million recorded in the second quarter of 2005 related to the settlement of threatened litigation.

(c)	Includes an income tax benefit of $16.8 million recorded in the fourth quarter of 2005 related to a reversal of the Company’s valuation allowance primarily attributable to the deferred tax assets related to net operating loss carryforwards.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our CEO and Interim CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management, including our CEO and Interim CFO, acknowledge that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information:

None.

PART III

Item 10.	Directors and Executive Officers:

Executive officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption, “Directors.”

Section 16(a) beneficial ownership reporting compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Corporate governance

The information required by this item with respect to corporate governance is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption, “Board Committees — Audit Committee.”

Item 11.	Executive Compensation:

The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption, “Compensation and Other Information Concerning Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.”

Equity compensation plan information

The following table provides information as of December 31, 2006 about our common stock that may be issued upon the exercise of options, warrants and rights under our 1999 Stock Option Plan, 2004 Equity Incentive

Plan and New CEO Inducement Grant. The New CEO Inducement Grant was awarded outside of our equity plans pursuant to NASDAQ market place rule 4350(i)(1)(A)(iv).

			Number of Securities
	Number of		Available for
	Securities to be		Issuance Under
	Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	in the First Column)
	(In thousands)		(In thousands)

Equity compensation plans approved by stockholders
1999 Stock Option Plan	1,064	$4.60	—
2004 Equity Incentive Plan	1,921	$10.51	541
Equity compensation not approved by stockholders
New CEO Inducement Grant	1,250	$6.06	—
Total	4,235	$7.71	541

Item 13.	Certain Relationships and Related Transactions:

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders,” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services:

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption, “Proposal 2 — Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule:

(a) Documents filed with this report:

1. Financial Statements.

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

•	Report of independent registered public accounting firm

•	Consolidated Balance Sheets at December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes Consolidated Financial Statements.

2. Financial Statement Schedule

Schedule II-Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2006.

The following financial statement schedule of ZipRealty, Inc. for each of the past three years in the period ended December 31, 2006 should be read in conjunction with the Consolidated Financial Statements of ZipRealty, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Year	Expenses	Deductions	Year
	(In thousands)

Fiscal year ended December 31, 2004
Provision for Doubtful Accounts	20	9	—	29
Deferred Tax Asset Valuation	19,882	—	1,672	18,210
Fiscal year ended December 31, 2005
Provision for Doubtful Accounts	29	19	6	42
Deferred Tax Asset Valuation	18,210	—	18,018	192
Fiscal year ended December 31, 2006
Provision for Doubtful Accounts	42	33	45	30
Deferred Tax Asset Valuation	192	18,187	—	18,379

All other financial statement schedules have been omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

3. Exhibits.

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ David A. Rector
David A. Rector
Senior Vice President,
Interim Chief Financial Officer and Controller

Date: March 16, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard F. Sommer and David A. Rector, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard F. Sommer Richard F. Sommer	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ David A. Rector David A. Rector	Senior Vice President, Interim Chief Financial Officer, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Donald F. Wood Donald F. Wood	Chairman of the Board of Directors	March 16, 2007

/s/ Ronald C. Brown Ronald C. Brown	Director	March 16, 2007

/s/ Marc L. Cellier Marc L. Cellier	Director	March 16, 2007

/s/ Elisabeth H. DeMarse Elisabeth H. DeMarse	Director	March 16, 2007

/s/ Robert C. Kagle Robert C. Kagle	Director	March 16, 2007

/s/ Stanley M. Koonce, Jr. Stanley M. Koonce, Jr.	Director	March 16, 2007

Exhibit Index

Exhibit
Number		Description

1	.1(1)	Form of Underwriting Agreement
3	.1(a)(1)	Amended and Restated Certificate of Incorporation
3	.2(a)(1)	Bylaws
4	.1(1)	Form of Common Stock Certificate
10	.1(1)*	Form of Director and Executive Officer Indemnification Agreement
10	.2(1)*	1999 Stock Option Plan
10	.3(1)*	2004 Equity Incentive Plan
10	.3(a)(2)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan
10	.4(1)*	Form of Change of Control Agreement
10	.5(1)	Fifth Amended and Restated Investors’ Rights Agreement dated December 17, 2002
10	.6(1)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001
10	.6(a)(1)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001
10	.6(b)(3)	Third Amendment dated November 30, 2005 to Office Lease Agreement between ZipRealty, Inc. and CA-Emeryville Properties Limited Partnership (as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001
10	.7(1)*	Employment offer letter between the Registrant and Eric A. Danziger dated April 27, 2001
10	.8(1)	Form of Primary Warrant to purchase shares of Series E-1 Preferred Stock
10	.9(1)	Form of Secondary Warrant to purchase shares of Series E-1 Preferred Stock
10	.10(1)	Form of Warrant to purchase shares of Series F Preferred Stock
10	.11(4)	Director Compensation Policy
10	.13(5)*	Management Incentive Plan — Fiscal Year 2006
10	.13(a)(6)*	Amended and Restated Management Incentive Plan — Fiscal Year 2006
10	.14(7)*	Termination Agreement and Release with Eric A. Danzinger executed May 15, 2006
10	.15(7)*	Gary M. Beasley Employment Agreement executed May 15, 2006
10	.16(8)*	Offer Letter to Richard F. Sommer dated August 24, 2006
10	.17(9)*	Form of Stock Option Award Agreement between the Company and Richard F. Sommer dated September 6, 2006
10	.18(10)*	J. Patrick Lashinsky Employment Agreement dated January 30, 2007
10	.19(11)*	Gary M. Beasley Separation Agreement and Release dated February 1, 2007
10	.20*	Consulting and Separation Agreement with Jeffrey G. Wagoner dated February 9, 2007
23.1		Consent of independent registered public accounting firm
24.1		Power of Attorney (see signature page)
31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2		Certification of Interim Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1		Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2		Certification of Interim Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 28, 2005.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 6, 2005.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 12, 2005.

(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) for its fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on October 27, 2006.

(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on May 16, 2006.

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 30, 2006.

(9)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 30, 2006.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 8, 2007.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 8, 2007.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.