Form 10-Q
period 2007-03-31
ZIPREALTY INC
filed 2007-05-10
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 22,490,649 shares of common stock outstanding at May 1, 2007.

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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements:
ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$6,184	$8,575
Short-term investments	79,332	80,233
Accounts receivable, net of allowance of $19 and $30 at March 31, 2007 and December 31, 2006, respectively	2,628	1,781
Prepaid expenses and other current assets	3,245	3,151
Current and deferred income taxes	45	29

Total current assets	91,434	93,769
Restricted cash	90	90
Property and equipment, net	4,361	4,114
Investment in non-consolidated companies	16	17
Other assets	320	367

Total assets	$96,221	$98,357

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,291	$2,184
Accrued expenses	7,477	7,791

Total current liabilities	9,768	9,975
Other long-term liabilities	498	513

Total liabilities	10,266	10,488

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 22,278 and 21,627 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	22	22
Additional paid-in capital	137,542	134,813
Common stock warrants	3,838	5,519
Deferred stock-based compensation	(49)	(71)
Accumulated other comprehensive loss	(36)	(157)
Accumulated deficit	(55,362)	(52,257)

Total stockholders’ equity	85,955	87,869

Total liabilities and stockholders’ equity	$96,221	$98,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006

Net transaction revenues	$22,675	$18,648
Referral and other revenues	707	569

Net revenues	23,382	19,217

Operating expenses
Cost of revenues	13,075	10,740
Product development	1,681	1,401
Sales and marketing	8,847	7,083
General and administrative	3,968	3,299

Total operating expenses	27,571	22,523

Loss from operations	(4,189)	(3,306)

Other income (expense), net
Interest income	1,088	800
Other income (expense), net	(4)	—

Total other income (expense), net	1,084	800

Loss before income taxes	(3,105)	(2,506)
Provision for (benefit from) income taxes	—	(1,718)

Net loss	$(3,105)	$(788)

Net loss per share:
Basic	$(0.14)	$(0.04)
Diluted	$(0.14)	$(0.04)
Weighted average common shares outstanding:
Basic	22,008	20,291
Diluted	22,008	20,291
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(3,105)	$(788)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income tax benefit	—	(1,719)
Depreciation and amortization	693	536
Stock based compensation expense	823	556
Provision for doubtful accounts	(11)	11
Amortization of short-term investment premium (discount)	(100)	62
Loss on disposal of property and equipment	3	—
Equity in net loss of non-consolidated companies	1	—
Changes in operating assets and liabilities
Accounts receivable	(836)	(294)
Prepaid expenses and other current assets	(110)	(581)
Other assets	39	(37)
Accounts payable	107	493
Accrued expenses	(314)	(2,181)
Other long-term liabilities	(15)	556

Net cash used in operating activities	(2,825)	(3,386)

Cash flows from investing activities
Purchases of short-term investments	(12,553)	(5,994)
Proceeds from sale and maturity of short-term investments	13,675	16,941
Purchases of property and equipment	(935)	(2,093)

Net cash provided by investing activities	187	8,854

Cash flows from financing activities
Proceeds from stock option exercises	21	146
Proceeds from common stock warrant exercises	226	—

Net cash provided by financing activities	247	146

Net increase (decrease) in cash and cash equivalents	(2,391)	5,614

Cash and cash equivalents at beginning of period	8,575	6,868

Cash and cash equivalents at end of period	$6,184	$12,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2007 and 2006 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
     On June 1, 2006 the Company formed a wholly owned subsidiary, ZipRealty Title Holdings, LLC and on June 5, 2006 the Company formed a wholly owned subsidiary, Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. On June 16, 2006 ZipRealty Title Holdings, LLC entered into a joint venture with an independent third party title company. There were no significant operations as of March 31, 2007 for any of these entities.
     The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.
     The Company accounts for interests in variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as amended. The Company consolidates all VIEs for which the Company is deemed to be the primary beneficiary.
Reclassifications
     Effective January 1, 2007, for income statement presentation purposes, we have reclassified sales support and marketing expenses from general and administrative to sales and marketing (previously stated as marketing and customer acquisition). In management’s opinion, the reclassification to sales and marketing more appropriately reflects the nature of these activities which include sales support and marketing activities of our district offices, regional services, ZipAgent and customer support services. In conjunction with this reclassification, we have also allocated headquarter occupancy costs to corporate departments based upon square footage to product development, sales and marketing and general and administrative; previously all headquarter occupancy costs were recorded under general and administrative expenses. Comparative periods have been conformed to this presentation. The following is the change in classification of operating expenses for the quarter ended March 31, 2006:

	Three Months Ended
	March 31, 2006
	Previously Reported	Reclassified
	(in thousands)
Cost of revenues	$10,740	$10,740
Product development	1,279	1,401
Sales and marketing	3,073	7,083
General and administrative	7,431	3,299

Total operating expenses	$22,523	$22,523

Seasonality
     The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended March 31, 2006 and 2005 accounted for approximately 20.1% and 19.0% of annual net transaction revenues in 2006 and 2005, respectively.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.
3. SHORT-TERM INVESTMENTS
     At March 31, 2007 short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market securities	$4,052	$—	$—	$4,052
Asset backed	24,360	20	(24)	24,356
Corporate obligations	31,895	22	(39)	31,878
US Government and agency obligations	23,113	9	(24)	23,098

Total short-term investments	$83,420	$51	$(87)	$83,384

March 31,
2007
(in thousands)

Recorded as:
Cash equivalents	$4,052
Short-term investments	79,332

$83,384

     At March 31, 2007, the fair value of the Company’s investments which had been in an unrealized loss position for over twelve months was $24.8 million and the related unrealized loss was approximately $53,500.
     The estimated fair value of short-term investments classified by date of contractual maturity at March 31, 2007 are as follows:

March 31,
2007
(in thousands)
Due within one year or less	$41,243
Due after one year through two years	22,470
Due after two years through four years	19,671

$83,384

4. NET LOSS PER SHARE
     The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

	Three Months Ended
	March 31
	2007	2006
	(in thousands, except per share data)
Numerator:
Net loss	$(3,105)	$(788)

Denominator:
Weighted average common shares outstanding:
Basic	22,008	20,291
Diluted	22,008	20,291
Net loss per share:
Basic	$(0.14)	$(0.04)
Diluted	$(0.14)	$(0.04)
The following table sets forth potential common shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Stock options to purchase common stock	4,342	4,105
Warrants to purchase common stock	2,899	4,603
5. STOCK-BASED COMPENSATION EXPENSE
     The impact on our results of operations of recording stock-based compensation for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands, except per share data)
Cost of revenues	$139	$120
Product development	31	42
Sales and marketing	113	132
General and administrative	540	262

Total stock-based compensation expense	823	556
Tax effect on stock-based compensation	(349)	(222)

Net effect on net income	$494	$334

Effect on earnings per share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

     There was no impact on cash flows from operating activities or financing activities during the three months ended March 31, 2007 as a result of the adoption of SFAS 123(R). In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R) the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of March 31, 2007, there was $11.5 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 3.1 years.
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
     The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of guideline companies. The expected life of options granted is estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 107.
     The assumptions used for the three months ended March 31, 2007 and 2006 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Three Months Ended March 31,
	2007	2006
Expected volatility	51%	52%
Risk-free interest rate	4.5-4.8%	4.3-4.7%
Expected life (years)	6.1	6.1
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$4.00	$4.62
Stock Option Activity
     A summary of the Company’s stock option activity for the period indicated is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2007	4,235	$7.71	8.50	5,885
Options granted	976	$7.37
Options exercised	(14)	$1.51
Options forfeited or expired	(347)	$9.81

Outstanding at March 31, 2007	4,850	$7.51	8.56	4,929

Options exercisable at March 31, 2007	1,509	$7.31	6.88	3,393

     Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.
     Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $7.08 on March 30, 2007, and the exercise price for the options that were in-the-money at March 31, 2007. The total number of in-the-money options exercisable as of March 31, 2007 was 614,000. Total intrinsic value of options exercised was $81,000 and $258,000 for the three month period ended March 31, 2007 and March 31, 2006, respectively.
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
     The number of shares reserved for issuance under the 2004 Plan will be increased by the number of shares which have been reserved but not issued under the 1999 Plan, any shares returned to the 1999 Plan, and an annual increase to be added on the first day of our fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the BOD. Pursuant to this requirement, on January 1, 2006 and 2007 respectively, an additional 810,932 shares and 864,905 shares respectively, were added to the plan, reserved for issuance and registered for sale under Form S-8.
6. INCOME TAXES
     At the end of each interim period the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.
     We have recorded a full valuation allowance against our deferred tax assets at March 31, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will reduce or eliminate the valuation allowance and will record a significant benefit to our results of operations. In the event we were to determine that we would be able to realize all of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.
     Based on the full valuation allowance and the taxable loss for the three months ended March 31, 2007 the Company has not recorded a tax provision or benefit.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. Other than as discussed below, we do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of March 31, 2007. We are subject to taxation in the US and various state jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.
7. COMPREHENSIVE INCOME (LOSS)
     Comprehensive loss includes net loss and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net loss	$(3,105)	$(788)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	121	23

Comprehensive loss	$(2,984)	$(765)

8. COMMITMENTS AND CONTINGENCIES
     The Company leases office space under non-cancelable operating leases with various expiration dates through May 2013.
     Future minimum lease payments under non-cancelable operating leases at March 31, 2007 are as follows, in thousands:

Operating
Year ending December 31,	Leases
2007	$1,495
2008	1,734
2009	1,288
2010	1,174
2011	1,159
Thereafter	252

Total minimum lease payments	$7,102

Legal Proceedings
     On May 4, 2007, the Company was named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, case number CV 07 2959, by four former employee agents of the Company. The complaint alleges, among other things, that the Company’s policies for expense allowances, expense reimbursements and commission payments to agents for transactions that do not close during the period of employment violate federal and California state laws. The complaint seeks monetary damages and declaratory and equitable relief but does not specify the amount of damages sought. The Company has not yet been served with the complaint and is in its preliminary stages of investigating the allegations. However, at this time, the Company believes that it has meritorious defenses to the complaint.
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
     Our net revenues are comprised primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate or commission discount, if any, paid or offered to our clients. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction. We also receive revenues from certain co-marketing arrangements, such as our relationship with E-LOAN, Inc., which provides the mortgage center on our website and pays us a flat monthly fee that is established on a periodic basis. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We are currently exploring our options for offering other services related to the purchase, sale and ownership of a home and have begun offering property and casualty insurance (including auto insurance) services through a subsidiary.
     We were founded in 1999, currently have operations in 26 markets, and as of March 31, 2007 employed 2,110 people, of whom 1,875 were ZipAgents. We commenced operations in Tampa in February 2006, Orlando in April 2006, Minneapolis/St. Paul in May 2006, Austin in July 2006, Palm Beach in September 2006, the Greater Philadelphia area in December 2006, Naples in March 2007, Tucson in March 2007 and Denver in April 2007. We have announced plans to enter Jacksonville, Richmond, Salt Lake City, Virginia Beach, Charlotte and Raleigh-Durham in 2007.
Trends in our business
     Our business has experienced significant growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction. In the three months ended March 31, 2007, we generated $23.4 million in net revenues, compared to $19.2 million in the three months ended March 31, 2006. The number of our closed transactions increased to approximately 3,110 in the three months ended March 31, 2007 from approximately 2,638 in the three months ended March 31, 2006 and our average net revenue per transaction increased to approximately $7,291 in the three months ended March 31, 2007 from approximately $7,069 in the three months ended March 31, 2006. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 1,875 at March 31, 2007 from 1,481 at March 31, 2006. Our average net revenue per transaction increased over this time primarily as a result of the sales of higher priced housing both in California and outside of California. As we add additional ZipAgents, we believe long term we will continue to increase our transaction volume and grow our business, although this may not be the case if the market continues to soften. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is an opportunity to increase our market share, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors.
     Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. For example, average inventories in our existing markets increased approximately 43%, and months of inventory increased approximately 72%, in the quarter ended March 31, 2007 from the quarter ended March 31, 2006. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, nationally sales of existing homes fell 11.3% year-over-year in March 2007 to a seasonally adjusted annual rate of 6.12 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 20.8% year-over-year during the month of March 2007. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, and that the residential real estate market may continue to soften in the foreseeable future. While over the long-term we believe a more balanced market will be beneficial to our model, which relies primarily on representing buyers, during this period of transition we may continue to experience reduced growth rates and agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.
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
     We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors. We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume due to our increased ZipAgent force. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. We again achieved profitability in the third and fourth quarters of 2005, but because of seasonality and new market expansion as well as the current softening in the residential real estate market, we experienced a net loss in the first and second quarters of 2006. We achieved profitability in the third quarter of 2006, but experienced a net loss in the fourth quarter of 2006 as a result of decreased transaction volume due to our seasonally slow fourth quarter and continued market softness. We also reported a loss in the first quarter of 2007 due to seasonality, accelerated new market expansion and continued market softness.
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
     In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model (currently in three states) that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate of their commission. BuySide Realty, another discount brokerage, employs agents who are paid salaries and bonuses based on customer service, not commissions, while offering a 75% rebate of their commission. Realestate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers and agents, and has opened a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker web sites. In order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.

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
     Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements contained in Form 10-K for the year ended December 31, 2006, and of those policies, we believe that the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to understand and evaluate our financial condition and results of operations.
Income Statement Reclassification
     Effective January 1, 2007, for income statement presentation purposes, we have reclassified sales support and marketing expenses from general and administrative to sales and marketing (previously stated as marketing and customer acquisitions). In management’s opinion, the reclassification to sales and marketing more appropriately reflects the nature of these activities which include sales support and marketing activities of our district offices, regional services and ZipAgent and customer support services. In conjunction with this reclassification, we have also allocated headquarter occupancy costs to corporate departments based upon square footage to product development, sales and marketing and general and administrative; previously all headquarter occupancy costs were recorded under general and administrative expenses. Comparative periods have been conformed to this presentation.
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
     Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss tax carryforwards generated before we achieved profitability. During the fourth quarter of 2006, the Company concluded that a full valuation allowance should be reinstated, which had originally been recognized in 2005, against its net deferred tax assets at December 31, 2006 as available evidence, including recent historical results and management’s expectations for the future, supported a more likely than not conclusion that the related deferred tax assets will not be realized.
Stock-Based Compensation
     SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.

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
Recently Issued Accounting Pronouncement
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

RESULTS OF OPERATIONS
     The following table summarizes our operating results for the three months ended March 31, 2007 compared to the same period in the prior year:

	Three Months Ended
	March 31,
Statements of operations data (unaudited)	2007	2006
	(in thousands, except per share data)
Net transaction revenues	$22,675	$18,648
Referral and other revenues	707	569

Net revenues	23,382	19,217

Operating expenses:
Cost of revenues	13,075	10,740
Product development	1,681	1,401
Sales and marketing	8,847	7,083
General and administrative	3,968	3,299

Total operating expenses	27,571	22,523

Loss from operations	(4,189)	(3,306)

Other income (expense):
Interest income	1,088	800
Other expense, net	(4)	—

Total other income (expense), net	1,084	800

Loss before income taxes	(3,105)	(2,506)
Provision for (benefit from) for income taxes	—	(1,718)

Net loss	$(3,105)	$(788)

Net loss per share:
Basic	$(0.14)	$(0.04)
Diluted	$(0.14)	$(0.04)
Weighted average common shares outstanding:
Basic	22,008	20,291
Diluted	22,008	20,291
     The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended
	March 31,
Statements of operations data (unaudited)	2007	2006
Net transaction revenues	97.0%	97.0%
Referral and other revenues	3.0	3.0

Net revenues	100.0	100.0

Operating expenses:
Cost of revenues	55.9	55.9
Product development	7.2	7.3
Sales and marketing	37.8	36.9
General and administrative	17.0	17.2

Total operating expenses	117.9	117.3

Loss from operations	(17.9)	(17.3)

Other income (expense):
Interest income	4.7	4.2
Other income (expense)	—	—

Total other income (expense), net	4.7	4.2

Loss before income taxes	(13.2)	(13.1)
Provision for (benefit from) income taxes	—	(8.9)

Net loss	(13.2)%	(4.2)%

Comparison of the three months ended March 31, 2007 and 2006
Net transaction revenues
     Net transaction revenues, and statistical data are presented below for comparable existing and new markets (1):

	Three Months Ended
	March 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands, except statistical data)
Net transaction revenues
Comparable existing markets	$20,993	$18,648	$2,345	12.6%
New markets	1,682	—	1,682	100.0%

Total	$22,675	$18,648	$4,027	21.6%

Statistical Data
Number of Markets
Comparable existing markets	17	17	0	0.0%
New markets	8	1	7	700.0%

Total	25	18	7	38.9%

Number of transactions closed during the period (2)
Comparable existing markets	2,782	2,638	144	5.5%
New markets	328	—	328	100.0%

Total	3,110	2,638	472	17.9%

Average net revenue per transaction (3)
Comparable existing markets	$7,546	$7,069	$477	6.7%
New Markets	5,128	—	5,128	100.0%
All Markets	$7,291	$7,069	$222	3.1%
(1)	Comparable existing markets consist of Atlanta GA, Baltimore MD, Boston MA, Chicago IL, Dallas TX, Fresno/Central Valley CA, Los Angeles CA, Houston TX, Las Vegas NV, Miami FL, Orange County CA, Phoenix AZ, Sacramento CA, San Diego CA, San Francisco Bay Area CA, Seattle WA and Washington DC. New markets are transferred to existing markets on January 1st following the completion of their first full calendar year. The Las Vegas, Houston and Miami markets opened during 2005 and, therefore, completed their first full calendar year at of the end of 2006. Accordingly, these markets were moved to existing markets as of January 1, 2007 and are included in comparable existing markets for all periods presented. New markets and the month opened consist of:

Tampa, FL	February 2006
Orlando, FL	April 2006
Minneapolis, MN	May 2006
Austin, TX	July 2006
Palm Beach, FL	September 2006
Greater Philadelphia Area, PA	December 2006
Naples, FL	March 2007
Tucson, AZ	March 2007
(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

     The increase in our net transaction revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to increased transaction volume and average net revenue per transaction in our comparable existing markets and the incremental impact of our new markets resulting in an increase in net transaction revenue of $4.0 million. Our transaction volume increase corresponds to the addition of more ZipAgents in our comparable existing markets and our new markets. We had 1,875 ZipAgents at March 31, 2007 compared to 1,481 at March 31, 2006.
     We expect that our net transaction revenues for 2007 will increase compared to the prior year. Transaction volume is expected to increase on a year-over-year basis as we enter new markets and average net revenue per transaction is expected to decline due primarily to a growing percentage of transactions occurring in less expensive housing markets and possible declines in median house prices in certain of our markets.
Referral and other revenues
     Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Three Months Ended
	March 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)

Referral and other revenues	$707	$569	$138	24.1%
     The absolute dollar increase in referral and other revenues was not significant.
     We expect that our referral and other revenues for 2007 will increase modestly and remain relatively consistent as a percentage of net revenues.
Cost of revenues
     Our cost of comparable revenues for comparable existing and new markets consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Three Months Ended
	March 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Cost of revenues
Comparable existing markets	$12,198	$10,740	$1,458	13.6%
New markets	877	—	877	100.0%

Total	$13,075	$10,740	$2,335	21.7%

     The increase in cost of revenues of $2,335 for three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due primarily to an increase in transaction revenue and the related commissions, associated payroll costs and expense allowances and reimbursements. As a percentage of net revenues, cost of revenues for the three months ended March 31, 2007 remained unchanged at 55.9% as compared to the three months ended March 31, 2006.
     We expect that our cost of revenues for 2007 will increase in absolute dollars and remain relatively consistent as a percentage of net revenues.

Product development
     Product development expenses, net of capitalized costs of internally developed software associated with internal use software and website development, include our information technology costs, primarily compensation and benefits for our product development personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and our proprietary technology systems.

	Three Months Ended
	March 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Product development	$1,681	$1,401	$280	20.0%
     The increase in product development expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to growth in our business and consisted primarily of increases in IT related expenditures of $0.2 million, as well as an increase in depreciation and amortization expenses of $0.1 million. As a percentage of net revenues, product development costs at 7.2% is slislightly less compared to the three months ending March 31, 2006.
     We expect our product development expenses to increase in 2007 in absolute dollars and as a percentage of net revenues as we continue to grow our business and enhance our proprietary consumer website and agent platform.
Sales and marketing
     Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in sales and sales support functions and customer service as well as promotional, advertising and client acquisition expenditures. These expenses have been categorized below between those incurred in the comparable existing and new markets offices and those expenses which are incurred by the regional support functions across all markets.

	Three Months Ended
	March 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Sales and marketing:
Comparable existing markets	$5,806	$5,518	$288	5.2%
New markets	1,400	183	1,217	665.5%
Regional sales support and marketing	1,641	1,382	259	18.8%

Total	$8,847	$7,083	$1,764	24.9%

     The increase in Sales and marketing expenses of approximately $1.8 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to new markets. The total increase was attributable to an increase in salaries and benefits of $0.9 million, customer acquisition fees of $0.4 million, and occupancy and operating expenses which increased $0.1 million. The remainder of the increase primarily relates to advertising and marketing related costs. As a percentage of net revenues, sales and marketing expenses were 37.8% in the period compared to 36.9% in the prior year primarily due to new markets and increasing customer lead acquisition activities.
     We expect our sales and marketing expenses for 2007 to increase in absolute dollars and as a percentage of net revenues.

General and administrative
     General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Three Months Ended
	March 31,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
General and administrative	$3,968	$3,299	$669	20.3%
     The increase in general and administrative expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to growth, consisting primarily of approximately $0.1 million related to increased salaries and benefits, $0.2 million in consulting and professional fees, and $0.3 million in stock-based compensation expense. As a percentage of net revenues, general and administrative expenses were 17.0% in the current quarter as compared to 17.2% in the three months ended March 31, 2006.
     As we continue to invest in our business we expect our general and administrative expenses to increase in absolute dollars and remain relatively consistent as a percentage of net revenues.
Interest income
     Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended
	March 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Interest income	$1,088	$800	$288	36.0%
     Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due primarily to higher interest rates and modestly higher average balances for our cash equivalents and short-term investments.
Other income (expense), net
     Other income (expense), net consists of non-operating items, which have not been significant to date.

	Three Months Ended
	March 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Other income (expense), net	$(4)	$—	$(4)	100.0%
Provision for (benefit from) income taxes
The provision for income taxes relates to our net book profit based on our best estimate of the tax provision (benefit) that will be provided for the full year.

	Three Months Ended
	March 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Provision for (benefit from) income taxes	$—	$(1,718)	$1,718	100.0%

     We have recorded a full valuation allowance against our deferred tax assets at March 31, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. Based on the full valuation allowance and the taxable loss for the three months ended March 31, 2007, the Company has not recorded a tax provision or benefit.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company adopted Interpretation No. 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.
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
     As of March 31, 2007, we had cash, cash equivalents and short-term investments of $85.5 million and had no bank debt, line of credit or equipment facilities.
Operating activities
     Our operating activities used cash in the amount of $2.8 million and used cash of $3.4 million in the three months ended March 31, 2007 and 2006, respectively. Cash used in the three months ended March 31, 2007 resulted from a net loss of $3.1 million and from changes in working capital of $1.2 million, which was partially offset by $0.7 million of depreciation and amortization, $0.8 million of non-cash stock-based compensation expense. Cash used in the three months ended March 31, 2006 was primarily due to the payment of $3.2 million for a litigation settlement.
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
     A number of non-cash items have been charged to expense and decreased our net income or increased our net loss. These items include depreciation and amortization of property and equipment and non-cash employee stock-based compensation expense and other stock-based compensation charges. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.
Investing activities
     Our investing activities generated cash in the amount of $.2 million and $8.9 million in the three months ended March 31, 2007 and 2006, respectively. Sources of cash for the three months ended March 31, 2007 represent net proceeds from the sales and purchases of short-term investments of $1.1 million partially offset by the purchases of property and equipment, furniture, and leasehold improvements totaling $0.9 million in connection with the purchase of additional server capacity, capitalization of internal use software and the build out of new district office space. Cash generated for the three months ended March 31, 2006 was primarily related to sales of short-term investments partially offset by purchases of property and equipment.
     We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
     Currently, we expect our remaining 2007 capital expenditures to be approximately $5.0 million. Capital expenditures for the remainder of 2007 are expected to include increased server capacity and purchase of computer hardware and software to increase our service capacity, normal replacements of computer related office equipment and the capital cost related to the expansion of our district offices. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities
     Our financing activities provided cash in the amount of $0.2 million and $0.1 million in the three months ended March 31, 2007 and 2006, respectively. Sources of cash from financing activities primarily represented proceeds from common stock option and warrant exercises.
     As of March 31, 2007, we had warrants outstanding for the purchase of an aggregate of 2,899,293 shares of our common stock at a weighted average exercise price of $3.93 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.
Future needs
     We believe that cash flows from operations and our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. We are currently exploring several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, and home warranty insurance and have begun offering property and casualty insurance (including auto insurance) services through a subsidiary. We refer to these services as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     We lease office space under non-cancelable operating leases with various expiration dates through May 2013. The following table provides summary information concerning our future contractual obligations and commitments at March 31, 2007.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)
Minimum lease payments	$2,011	$2,798	$2,190	$103	$7,102
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
     As of March 31, 2007 and 2006, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2007 and 2006, the increase or decline in fair market value of the portfolio would be approximately $0.3 million and $0.2 million, respectively.

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
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
     Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Item 1. Legal Proceedings:
     On May 4, 2007, we were named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, case number CV 07 2959, by four former employee agents of the Company. The complaint alleges, among other things, that our policies for expense allowances, expense reimbursements and commission payments to agents for transactions that do not close during the period of employment violate federal and California state laws. The complaint seeks monetary damages and declaratory and equitable relief but does not specify the amount of damages sought. We have not yet been served with the complaint and we are in the preliminary stages of investigating the allegations. However, at this time, we believe that we have meritorious defenses to the complaint.
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
     We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at March 31, 2007 had an accumulated deficit of $55.4 million. While we were profitable in the third and fourth quarters of 2003, the second, third and fourth quarters of 2004, the first, third and fourth quarters of 2005 and the third quarter of 2006, we may not be profitable in future quarters or on an annual basis. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. Our outlook is cautious given market and geopolitical uncertainties, and we expect to experience a loss for calendar year 2007 as we continue to invest in our business during this period of market softness.
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
We may incur additional expenses or liabilities if our current or former compensation or expense allowance or reimbursement policies are found to violate federal or state wage and hour laws.
     Because our ZipAgents are employees and not independent contractors, we are subject to federal and state regulation of our employment practices, including compensation and expense reimbursement for our ZipAgents. We rely on federal and state exemptions from minimum wage and fair labor standards laws for our ZipAgents, who are compensated primarily through commissions and who are reimbursed for certain business expenses. Such exemptions may not continue to be available, or we may not qualify for such exemptions, which could subject us to penalties and damages for non-compliance. For example, Nevada recently approved legislation that preempts the federal “outside sales exemption” from paying minimum wages in that state. That legislation is scheduled to take effect on November 1, 2007. Depending on the regulations that are ultimately adopted pursuant to that legislation, we may be required to pay our ZipAgents in Nevada minimum wages and may thereafter need to change our compensation model accordingly. Also, some states, such as California, have laws requiring the reimbursement of employee expenses, which caused us to change our compensation practices in 2005. Our current and former compensation and expense allowance and reimbursement policies are challenged from time to time through litigation and administrative complaints, including the class action lawsuit described in this Form 10-Q under Part II, Item 1, “Legal Proceedings.” If exemptions from paying minimum wages are not available in states where we desire to expand our operations or if they cease to be available in the states where we currently operate, or if we are required by federal or state laws to pay additional compensation or to reimburse additional expenses, we may incur significant expenses, be subject to lawsuits and administrative complaints, and be required to modify our agent compensation structure in some or all states, which could cause our compensation practices to be less attractive to agents or more expensive to the Company.
Our failure to effectively manage the growth of our ZipAgents and related technology could adversely affect our ability to service our clients.
     As our operations have expanded, we have experienced rapid growth in our headcount from 1,680 total employees, including 1,481 ZipAgents, at March 31, 2006 to 2,110 total employees, including 1,875 ZipAgents, at March 31, 2007. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.
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
     As mentioned above, we are currently exploring and beginning to implement several options for offering core services, and we expect that some of these services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our clients could have a more difficult time obtaining services they require in connection with their purchase or sale of a home, reducing our likelihood of engaging in residential real estate or other transactions with these clients. For example, we receive revenues from our marketing relationship with E-LOAN, Inc., which provides the ZipRealty Mortgage Center on our website and pays us a flat monthly fee that is established on a periodic basis (representing less than 3% of our revenues during fiscal year 2006). E-LOAN was acquired by Popular, Inc. in late 2005. If our marketing relationship with E-LOAN became impaired, not only would we lose the marketing revenues from that relationship, but also our clients could have a more difficult time obtaining the financing needed to purchase a home through us, which could negatively impact our transaction revenues. In addition, upon the termination of an arrangement with an independent third party to provide core services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. Any of these events could negatively impact our business and financial condition.
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
     We currently operate in 26 markets, including 17 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Tampa in February 2006, Orlando in April 2006, Minneapolis/St. Paul in May 2006, Austin in July 2006, Palm Beach in September 2006, the Greater Philadelphia area in December 2006, Naples in March 2007, Tucson in March 2007 and Denver in April 2007. We have announced plans to enter Jacksonville, Richmond, Salt Lake City, Virginia Beach, Charlotte and Raleigh-Durham in 2007 and intend to open one to three additional markets later in the year. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:
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
     The residential real estate market traditionally has experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. Historically, this seasonality has caused our revenues, operating income, net income and cash flow from operating activities to be lower in the first and fourth quarters and higher in the second and third quarters of each year. However, there can be no assurance that the seasonality pattern for fiscal year 2007 or any fiscal year will be consistent.
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
     Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 40% of our net transaction revenues in the quarter ended March 31, 2007 in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather, economic or market conditions or other events outside of our control, such as shifts in populations away from markets that we serve. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
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
     The loss of the services of one or more of our key personnel could seriously harm our business. For example, Eric A. Danziger, our former Chief Executive Officer, departed from the Company on August 1, 2006, and Gary M. Beasley, our former President and Chief Financial Officer, departed on January 5, 2007. Mr. Danziger was succeeded by Mr. Richard F. Sommer, who assumed the position of Chief Executive Officer on September 6, 2006, Mr. Joseph Patrick Lashinsky assumed the position of President on January 8, 2007 and Mr. David A. Rector assumed the position of Chief Financial Officer on May 3, 2007. Our success depends on the contributions of Mr. Sommer, Mr. Lashinsky and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. With the exception of Mr. Sommer and Mr. Lashinsky, none of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.
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
     As of March 31, 2007, we had 22,278,033 shares of common stock outstanding. All of these shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
     In addition, we have registered approximately 6.0 million shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 1,508,649 shares were exercisable as of March 31, 2007 and, if those options are exercised, those shares are eligible for sale. We have also registered 1.25 million shares subject to an option granted to our Chief Executive Officer, Richard F. Sommer, upon his commencement of employment in September 2006, which vests as to 25% on his first anniversary of employment with the remainder to vest ratably over the following three years. Also as of March 31, 2007, we had outstanding warrants for 2,899,293 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale, subject to any Rule 144 waiting periods, volume, and other restrictions. As of May 1, 2007, warrants for 2,496,199 of those shares remained outstanding. Nearly all of those warrants (representing 2,492,915 shares) are exercisable at $3.93 per share and expire on the following dates: October 28, 2007 (582,060 shares), December 17, 2007 (1,346,536 shares), February 18, 2008 (274,365 shares), and June 27, 2008 (289,954 shares). Any sales of those shares prior to expiration of the warrants could have a dilutive effect on our stock price.
Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.
     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own nearly half of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.
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

David A. Rector
Senior Vice President and
Chief Financial Officer
Date: May 10, 2007

Exhibit Index

Exhibit
number	Description

3.1(a)(1)	Amended and Restated Certificate of Incorporation

3.2(a)(1)	Bylaws

4.1(1)	Form of Common Stock Certificate

10.13(2)*	ZipRealty, Inc. Management Incentive Plan — Fiscal Year 2007

10.18(3)*	J. Patrick Lashinsky Employment Agreement dated January 30, 2007

10.19(4)*	Gary M. Beasley Separation Agreement and Release dated February 1, 2007

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on April 2, 2007.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 8, 2007.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 8, 2007.

*	Identifies a management contract or compensatory plan or agreement required to be filed as an exhibit of this report.