Form 10-Q
period 2007-06-30
ZIPREALTY INC
filed 2007-08-09
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 22,529,634 shares of common stock outstanding at August 1, 2007.

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
Trademarks
          “ZipRealty,” “ZipAgent,” “ZipNotify,” “Real-Estate.com” and “Your home is where our heart is” are our registered trademarks in the United States. “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS® . All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements:
ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$6,712	$8,575
Short-term investments	80,005	80,233
Accounts receivable, net of allowance of $19 and $30 at June 30, 2007 and December 31, 2006, respectively	3,100	1,781
Prepaid expenses and other current assets	3,214	3,151
Current and deferred income taxes	32	29

Total current assets	93,063	93,769
Restricted cash	90	90
Property and equipment, net	4,633	4,114
Investment in non-consolidated companies	13	17
Other assets	309	367

Total assets	$98,108	$98,357

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,696	$2,184
Accrued expenses and other liabilities	8,624	7,791

Total current liabilities	11,320	9,975
Other long-term liabilities	501	513

Total liabilities	11,821	10,488

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 22,526 and 21,627 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	23	22
Additional paid-in capital	139,518	134,813
Common stock warrants	3,305	5,519
Deferred stock-based compensation	(27)	(71)
Accumulated other comprehensive loss	(138)	(157)
Accumulated deficit	(56,394)	(52,257)

Total stockholders’ equity	86,287	87,869

Total liabilities and stockholders’ equity	$98,108	$98,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net transaction revenues	$30,506	$26,195	$53,181	$44,843
Referral and other revenues	775	714	1,482	1,283

Net revenues	31,281	26,909	54,663	46,126

Operating expenses
Cost of revenues	17,312	14,590	30,387	25,330
Product development	1,813	1,351	3,494	2,752
Sales and marketing	9,829	7,596	18,676	14,679
General and administrative	4,457	3,030	8,425	6,329

Total operating expenses	33,411	26,567	60,982	49,090

Income (loss) from operations	(2,130)	342	(6,319)	(2,964)

Other income (expense), net
Interest income	1,094	896	2,182	1,696
Other income (expense), net	4	—	—	—

Total other income (expense), net	1,098	896	2,182	1,696

Income (loss) before income taxes	(1,032)	1,238	(4,137)	(1,268)
Provision for (benefit from) income taxes	—	1,458	—	(260)

Net loss	$(1,032)	$(220)	$(4,137)	$(1,008)

Net loss per share:
Basic	$(0.05)	$(0.01)	$(0.19)	$(0.05)
Diluted	$(0.05)	$(0.01)	$(0.19)	$(0.05)
Weighted average common shares outstanding:
Basic	22,501	20,366	22,255	20,329
Diluted	22,501	20,366	22,255	20,329
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(4,137)	$(1,008)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income tax benefit	—	(261)
Depreciation and amortization	1,419	1,124
Stock-based compensation expense	1,995	1,169
Provision for doubtful accounts	(11)	23
Amortization of short-term investment premium (discount)	(209)	72
Loss on disposal of property and equipment	7	—
Equity in net loss of non-consolidated companies	4	—
Changes in operating assets and liabilities
Accounts receivable	(1,308)	(895)
Prepaid expenses and other current assets	(66)	348
Other assets	43	(41)
Accounts payable	512	(302)
Accrued expenses and other liabilities	833	(875)
Other long-term liabilities	(12)	552

Net cash used in operating activities	(930)	(94)

Cash flows from investing activities
Purchases of short-term investments	(35,735)	(31,553)
Proceeds from sale and maturity of short-term investments	36,191	40,823
Purchases of property and equipment	(1,910)	(2,660)
Investment in non-consolidated companies	—	(37)

Net cash provided by (used in) investing activities	(1,454)	6,573

Cash flows from financing activities
Proceeds from stock option exercises	71	381
Proceeds from common stock warrant exercises	450	—

Net cash provided by financing activities	521	381

Net increase (decrease) in cash and cash equivalents	(1,863)	6,860

Cash and cash equivalents at beginning of period	8,575	6,868

Cash and cash equivalents at end of period	$6,712	$13,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
          The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2007 and 2006 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007, or any other period. The audited condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
          On June 1, 2006 the Company formed a wholly owned subsidiary, ZipRealty Title Holdings, LLC and on June 5, 2006 the Company formed a wholly owned subsidiary, Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. On June 16, 2006 ZipRealty Title Holdings, LLC entered into a joint venture with an independent third party title company. There were no significant operations as of June 30, 2007 for any of these entities.
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
Reclassifications
          Effective January 1, 2007, for income statement presentation purposes, we have reclassified sales support and marketing expenses from general and administrative to sales and marketing (previously stated as marketing and customer acquisition). In management’s opinion, the reclassification to sales and marketing more appropriately reflects the nature of these activities which include sales support and marketing activities of our district offices, regional services, ZipAgent and customer support services. In conjunction with this reclassification, we have also allocated headquarter occupancy costs to corporate departments based upon square footage to product development, sales and marketing and general and administrative; previously all headquarter occupancy costs were recorded under general and administrative expenses. Comparative periods have been conformed to this presentation. The following is the change in classification of operating expenses for the three months and six months ended June 30, 2006:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	Previously		Previously
	Reported	Reclassified	Reported	Reclassified
	(in thousands)
Cost of revenues	$14,590	$14,590	$25,330	$25,330
Product development	1,275	1,351	2,554	2,752
Sales and marketing	3,224	7,596	6,297	14,679
General and administrative	7,478	3,030	14,909	6,329

Total operating expenses	$26,567	$26,567	$49,090	$49,090

Seasonality
          The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended June 30, 2006 and 2005 accounted for approximately 28.3% and 27.7% of annual net transaction revenues in 2006 and 2005, respectively. Net transaction revenue during the six months ended June 30, 2006 and 2005 accounted for approximately 48.4% and 46.7% of annual net transaction revenues in 2006 and 2005, respectively.
2. RECENT ACCOUNTING PRONOUNCEMENTS
          In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.
3. SHORT-TERM INVESTMENTS
          At June 30, 2007 short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market securities	$3,671	$—	$—	$3,671
Asset backed	30,620	6	(58)	30,568
Mortgage backed	4,936	3	—	4,939
Corporate obligations	30,831	3	(66)	30,768
US Government and agency obligations	13,756	—	(26)	13,730

Total short-term investments	$83,814	$12	$(150)	$83,676

June 30,
2007
(in thousands)
Recorded as:
Cash equivalents	$3,671
Short-term investments	80,005

$83,676

          At June 30, 2007, the fair value of the Company’s investments which had been in an unrealized loss position for over twelve months was $13.4 million and the related unrealized loss was approximately $23,000.
          The estimated fair value of short-term investments classified by date of contractual maturity at June 30, 2007 were as follows:

June 30,
2007
(in thousands)
Due within one year or less	$32,759
Due after one year through two years	22,917
Due after two years through four years	28,000

$83,676

4. NET LOSS PER SHARE
          The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands, except per share data)
Numerator:
Net loss	$(1,032)	$(220)	$(4,137)	$(1,008)

Denominator:
Weighted average common shares outstanding:
Basic	22,501	20,366	22,255	20,329
Diluted	22,501	20,366	22,255	20,329
Net loss per share:
Basic	$(0.05)	$(0.01)	$(0.19)	$(0.05)
Diluted	$(0.05)	$(0.01)	$(0.19)	$(0.05)
          The following table sets forth potential common shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands)
Stock options to purchase common stock	4,733	4,305	4,538	4,206
Warrants to purchase common stock	2,511	4,603	2,973	4,603
5. STOCK-BASED COMPENSATION EXPENSE
          The impact on our results of operations of recording stock-based compensation for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Cost of revenues	$122	$127	$261	$247
Product development	31	45	62	87
Sales and marketing	171	136	284	268
General and administrative	848	305	1,388	567

Total stock-based compensation expense	1,172	613	1,995	1,169
Tax effect on stock-based compensation	(469)	(245)	(798)	(468)

Net effect on net income	$703	$368	$1,197	$701

Effect on earnings per share:
Basic	$0.03	$0.02	$0.05	$0.03

Diluted	$0.03	$0.02	$0.05	$0.03

          There was no impact on cash flows from operating activities or financing activities during the three and six months ended June 30, 2007 as a result of the adoption of SFAS 123(R). In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R) the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of June 30, 2007, there was $8.8 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.9 years.

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
          The assumptions used for the three and six months ended June 30, 2007 and 2006 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	48%	52%	48-51%	52%
Risk-free interest rate	4.8%	5.0%	4.5-4.8%	4.3-5.0%
Expected life (years)	5.5-6.1	5.5-6.1	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$4.01	$4.78	$4.01	$4.68
Stock Option Activity
     A summary of the Company’s stock option activity for the period indicated is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2007	4,235	$7.71	8.50	$5,885
Options granted	976	7.37
Options exercised	(14)	1.51
Options forfeited or expired	(347)	9.81

Outstanding at March 31, 2007	4,850	7.51	8.56	4,929

Options granted	425	7.69
Options exercised	(37)	1.36
Options forfeited or expired	(1,084)	6.64

Outstanding at June 30, 2007	4,154	7.81	8.33	4,445

Options exercisable at June 30, 2007	1,865	$7.27	7.21	$3,909

          Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.
          Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $7.50 on June 29, 2007, and the exercise price for the options that were in-the-money at June 30, 2007. The total number of in-the-money options exercisable as of June 30, 2007 was 903,000. Total intrinsic value of options exercised was $297,000 and $733,000 for the six month periods ended June 30, 2007 and June 30, 2006, respectively.
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
          We have recorded a full valuation allowance against our deferred tax assets at June 30, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will reduce or eliminate the valuation allowance and will record a significant benefit to our results of operations. In the event we were to determine that we would be able to realize all of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.
          Based on the full valuation allowance and the taxable loss for the six months ended June 30, 2007 the Company has not recorded a tax provision or benefit.
          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. Other than as discussed below, we do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of June 30, 2007. We are subject to taxation in the US and various state jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.
7. COMPREHENSIVE INCOME (LOSS)
          Comprehensive loss includes net loss and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net loss	$(1,032)	$(220)	$(4,137)	$(1,008)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	(102)	(47)	19	(24)

Comprehensive loss	$(1,134)	$(267)	$(4,118)	$(1,032)

8. COMMITMENTS AND CONTINGENCIES
          The Company leases office space under non-cancelable operating leases with various expiration dates through May 2013.
          Future minimum lease payments under non-cancelable operating leases at June 30, 2007 are as follows, in thousands:

Operating
Year ending December 31,	Leases
2007	$1,093
2008	1,921
2009	1,497
2010	1,389
2011	1,381
Thereafter	373

Total minimum lease payments	$7,654

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
          We were founded in 1999, currently have operations in 30 markets, and as of June 30, 2007 employed 2,334 people, of whom 2,070 were ZipAgents. We commenced operations in Tampa in February 2006, Orlando in April 2006, Minneapolis/St. Paul in May 2006, Austin in July 2006, Palm Beach in September 2006, the Greater Philadelphia area in December 2006, Naples in March 2007, Tucson in March 2007, Denver in April 2007, Jacksonville in May 2007, Salt Lake City in July 2007, Richmond in July 2007 and Virginia Beach in August 2007. We have announced plans to enter Charlotte, Raleigh-Durham, Long Island and Westchester County in 2007.
Trends in our business
          Although our business has experienced significant growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction, growth rates in transaction volume have somewhat decreased recently based on what we perceive to be a transition period in the housing market. In the three months ended June 30, 2007, we generated $31.3 million in net revenues, compared to $26.9 million in the three months ended June 30, 2006. In the six months ended June 30, 2007 we generated $54.7 million in net revenues, compared to $46.1 million in the six months ended June 30, 2006. The number of our closed transactions increased to approximately 3,988 in the three months ended June 30, 2007 from approximately 3,552 in the three months ended June 30, 2006, and our average net revenue per transaction increased to approximately $7,649 in the three months ended June 30, 2007 from approximately $7,375 in the three months ended June 30, 2006. The number of our closed transactions increased to approximately 7,098 in the six months ended June 30, 2007 from approximately 6,190 in the six months ended June 30, 2006, and our average net revenue per transaction increased to approximately $7,492 in the six months ended June 30, 2007 from approximately $7,244 in the six months ended June 30, 2006. Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 2,070 at June 30, 2007 from 1,669 at June 30, 2006. Our average net revenue per transaction increased over this period of time in existing and new markets and in our California markets and in markets outside of California. As we add additional ZipAgents, we believe long term we will continue to increase our transaction volume and grow our business, although this may not be the case if the market continues to soften. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is an opportunity to increase our market share, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases or other economic or geopolitical factors.
          Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. For example, average inventories in our existing markets increased approximately 34%, and months of inventory increased approximately 54%, in the quarter ended June 30, 2007 from the quarter ended June 30, 2006. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, nationally sales of existing homes fell 11.4% year-over-year in June 2007 to a seasonally adjusted annual rate of 5.75 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 24.7% year-over-year during the month of June 2007. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, and that the residential real estate market may continue to soften in the foreseeable future. While over the long-term we believe a more balanced market will be beneficial to our model, which relies primarily on representing buyers, during this period of transition we may continue to experience reduced growth rates and agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.
          Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business. We have modified the compensation and expense reimbursement structure for ZipAgents over time, and we most recently changed our commission and/or expense structure in April 2007. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 35% to 80% of our net revenues after deducting certain other items. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs and other business expenses. ZipAgents may also be granted equity incentives based on performance. We may make further modifications to our compensation structure in the future.
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
          We achieved profitability for the first time in the third quarter of 2003 and maintained profitability for the fourth quarter as well, primarily as a result of increased transaction volume, higher average net revenue per transaction and improved management of discretionary expenses. However, as a result of the seasonality to which our business is subject, we again experienced a net loss in the first quarter of 2004. We returned to profitability in the second, third and fourth quarters of 2004, primarily as a result of higher average net transaction revenue and increased transactional volume due to our increased ZipAgent force and seasonal factors. We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume due to our increased ZipAgent force. While we experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a threatened class action lawsuit, we would have been profitable excluding the effect of this settlement. We again achieved profitability in the third and fourth quarters of 2005, but because of seasonality and new market expansion as well as the current softening in the residential real estate market, we experienced a net loss in the first and second quarters of 2006. We achieved profitability in the third quarter of 2006, but experienced a net loss in the fourth quarter of 2006 as a result of decreased transaction volume due to our seasonally slow fourth quarter and continued market softness. We also reported a loss in the first and second quarter of 2007 due to seasonality, accelerated new market expansion and continued market softness.

          Over the past several years there has been a decline in average commissions charged in the real estate brokerage industry, in part due to companies such as ours exerting downward pressure on prices with a lower commission structure, as well as by what, in our view, appears to be an increase in consumer willingness to negotiate fees with their agents. We believe that many consumers are focusing on absolute commission dollars paid to sell their home as opposed to accepting a traditional standard market commission percentage. According to REAL Trends, while the average commission percentage decreased from 5.44% in 2000 to 5.18% in 2006, total commission revenues increased from $42.6 billion to $59.7 billion during that same period, influenced by steadily increasing sales volumes and higher median sales prices. In the event that commissions continue to decline, we have designed our business model around an attractive cost structure and operational efficiencies which we believe should allow us to continue to offer our services at prices less than those charged by the majority of our competitors.
          In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model (currently in five states and the District of Columbia) that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate of their commission. BuySide Realty, another discount brokerage, employs agents who are paid salaries and bonuses based on customer service, not commissions, while offering a 75% rebate of their commission. RealEstate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers and agents, and has opened a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker web sites. These companies have limited operating histories upon which to evaluate their operations and future prospects, however, in order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.
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
          Many factors influence an individual’s decision to buy or sell a home, and we believe that no one factor alone determines the health of the residential real estate market. For example, a rise in interest rates, tighter lending standards and/or disruptions in the availability of mortgage funds could lead to lower demand for housing or put downward pressure on prices because, all else being equal, it should increase monthly housing payments or reduce the amount an individual can pay for a home. However, it is also our experience that lifestyle influences, such as job relocation, changes in family dynamics or a desire to change neighborhoods, significantly impact the demand for residential real estate. In addition, periods of interest rate increases are often characterized by improving economic fundamentals, which can create jobs, increase incomes and bolster consumer confidence, all of which are factors that positively influence housing demand. It is difficult to predict which influences will be strongest, and ultimately whether the housing market will be affected positively or negatively when faced with numerous influences.

          While it is difficult to isolate the cause of recent transaction volume declines and pricing growth slowing in the residential real estate market, such softening has been occurring since Fall of 2005 as interest rates and inventories have been increasing. Other factors have likely contributed to the slowdown as well, such as high fuel prices, persistent press coverage about residential real estate potentially being poised for a correction, and the fact that prices had until that time been increasing at historically high rates. This rapid price appreciation, which was well ahead of household income growth, along with increasing interest rates has made housing less affordable, which has manifested itself in declining home ownership rates, which peaked in 2004. With overall transaction activity declining and sales price increases slowing, overall commissions generated in the industry could decline as well, potentially causing the roughly $65.5 billion in annual commissions generated in 2005 to decline. However, should the addressable market for our services decline somewhat due to decreasing sales volume or prices, we believe the overall size of the market on an absolute basis will remain very large, providing ample addressable opportunity for us to continue to grow our business through increasing our market share.
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

RESULTS OF OPERATIONS
          The following table summarizes our operating results for the three and six months ended June 30, 2007 compared to the same period in the prior year:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Statements of operations data (unaudited)	(in thousands, except per share data)
Net transaction revenues	$30,506	$26,195	$53,181	$44,843
Referral and other revenues	775	714	1,482	1,283

Net revenues	31,281	26,909	54,663	46,126

Operating expenses:
Cost of revenues	17,312	14,590	30,387	25,330
Product development	1,813	1,351	3,494	2,752
Sales and marketing	9,829	7,596	18,676	14,679
General and administrative	4,457	3,030	8,425	6,329

Total operating expenses	33,411	26,567	60,982	49,090

Income (loss) from operations	(2,130)	342	(6,319)	(2,964)

Other income (expense):
Interest income	1,094	896	2,182	1,696
Other expense, net	4	—	—	—

Total other income (expense), net	1,098	896	2,182	1,696

Income (loss) before income taxes	(1,032)	1,238	(4,137)	(1,268)
Provision for (benefit from) income taxes	—	1,458	—	(260)

Net loss	$(1,032)	$(220)	$(4,137)	$(1,008)

Net loss per share:
Basic	$(0.05)	$(0.01)	$(0.19)	$(0.05)
Diluted	$(0.05)	$(0.01)	$(0.19)	$(0.05)
Weighted average common shares outstanding:
Basic	22,501	20,336	22,255	20,329
Diluted	22,501	20,336	22,255	20,329
          The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of operations data (unaudited)	2007	2006	2007	2006
Net transaction revenues	97.5%	97.3%	97.3%	97.2%
Referral and other revenues	2.5	2.7	2.7	2.8

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	55.3	54.2	55.6	54.9
Product development	5.8	5.0	6.4	6.0
Sales and marketing	31.4	28.2	34.2	31.8
General and administrative	14.2	11.3	15.4	13.7

Total operating expenses	106.7	98.7	111.6	106.4

Income (loss) from operations	(6.7)	1.3	(11.6)	(6.4)

Other income (expense):
Interest income	3.5	3.3	4.0	3.7
Other expense, net	—	—	—	—

Total other income (expense), net	3.5	3.3	4.0	3.7

Income (loss) before income taxes	(3.2)	4.6	(7.6)	(2.7)
Provision for (benefit from) income taxes	—	5.4	—	(0.6)

Net loss	(3.2)%	(0.8)%	(7.6)%	(2.1)%

Comparison of the three months ended June 30, 2007 and 2006
Net transaction revenues
          Net transaction revenues, and statistical data are presented below for comparable existing and new markets (1):

	Three Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands, except statistical data)
Net transaction revenues
Comparable existing markets	$27,617	$25,986	$1,631	6.3%
New markets	2,889	209	2,680	1,284.9%

Total	$30,506	$26,195	$4,311	16.5%

Statistical Data
Number of Markets
Comparable existing markets	17	17	0
New markets	10	3	7

Total	27	20	7

Number of transactions closed during the period (2)
Comparable existing markets	3,492	3,514	(22)	(0.6)%
New markets	496	38	458	1,205.3%

Total	3,988	3,552	436	12.3%

Average net revenue per transaction (3)
Comparable existing markets	$7,908	$7,395	$513	6.9%
New markets	5,825	5,490	335	6.1%
All markets	$7,649	$7,375	$274	3.7%

(1)	Comparable existing markets consist of Atlanta GA, Baltimore MD, Boston MA, Chicago IL, Dallas TX, Fresno/Central Valley CA, Los Angeles CA, Houston TX, Las Vegas NV, Miami FL, Orange County CA, Phoenix AZ, Sacramento CA, San Diego CA, San Francisco Bay Area CA, Seattle WA and Washington DC. New markets are transferred to existing markets on January 1st following the completion of their first full calendar year. The Las Vegas, Houston and Miami markets opened during 2005 and, therefore, completed their first full calendar year at of the end of 2006. Accordingly, these markets were moved to existing markets as of January 1, 2007 and are included in comparable existing markets for all periods presented. New markets and the month opened consist of:

Tampa, FL	February 2006
Orlando, FL	April 2006
Minneapolis, MN	May 2006
Austin, TX	July 2006
Palm Beach, FL	September 2006
Greater Philadelphia Area, PA	December 2006
Naples, FL	March 2007
Tucson, AZ	March 2007
Denver, CO	April 2007
Jacksonville, FL	May 2007
Salt Lake City, UT (4)	July 2007
Richmond, VA (4)	July 2007
Virginia Beach, VA (4)	August 2007

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

(4)	Market opened after June 30, 2007; no net transaction revenues were recorded in the three months ended June 30, 2007.

           The increase in our net transaction revenues of $4.3 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to an increase in average net revenue per transaction in our existing markets offset by a slight decrease in the number of existing market transactions closed during the period combined with the incremental impact of transactions closed in our new markets. Our transaction volume increase corresponds to the addition of more ZipAgents in our existing and new markets. We had 2,070 ZipAgents at June 30, 2007 compared to 1,669 at June 30, 2006.
          We expect that our net transaction revenues for 2007 will increase compared to the prior year. Transaction volume is expected to increase on a year-over-year basis primarily from transactions in our new markets and average net revenue per transaction is expected to decline due primarily to a growing percentage of transactions occurring in less expensive housing markets and possible declines in median house prices in certain of our markets.
Referral and other revenues
          Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Three Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Referral and other revenues	$775	$714	$61	8.7%
          The absolute dollar increase in referral and other revenues was not significant.
          We expect that our referral and other revenues for 2007 will increase modestly and remain relatively consistent as a percentage of net revenues.
Cost of revenues
          Our cost of revenues for existing and new markets consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Three Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Cost of revenues
Comparable existing markets	$15,731	$14,487	$1,244	8.6%
New markets	1,581	103	1,478	1,445.9%

Total	$17,312	$14,590	$2,722	18.7%

          The increase in cost of revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due primarily to an increase in ZipAgent commissions and related payroll benefits of $2.3 million and expense allowances and reimbursements of $0.4 million related to the increase in net transaction revenues. As a percentage of net revenues for the comparable periods, the cost of revenues were 55.3% in the period compared to 54.2% for the three months ended June 30, 2006 due primarily to the mix of commissions earned by our ZipAgents.
          We expect that our cost of revenues for 2007 will increase in absolute dollars and remain relatively consistent as a percentage of net revenues.

Product development
          Product development expenses, net of capitalized costs of internally developed software, include our information technology costs, primarily compensation and benefits, depreciation of equipment and software, communications expenses and other operating costs relating to the maintenance of our website, proprietary technology systems and general information technology services.

	Three Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Product development	$1,813	$1,351	$462	34.1%
           The increase in product development expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to ongoing website development and to support new market expansion and consisted primarily of increases in salaries and benefits of $0.2 million and general technology expenses (including depreciation) of $0.3 million. As a percentage of net revenues, product development costs were 5.8% in the period compared to 5.0% in the three months ending June 30, 2006.
          We expect our product development expenses to increase in 2007 in absolute dollars and as a percentage of net revenues as we continue to grow our business and enhance our proprietary consumer website and agent platform.
Sales and marketing
          Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in sales and sales support functions and customer service as well as promotional, advertising and client acquisition costs. These expenses have been categorized below between those incurred in the comparable existing and new markets offices and those expenses which are incurred by the regional and corporate support functions across all markets.

	Three Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Sales and marketing:
Comparable existing markets	$5,951	$5,562	$389	7.0%
New markets	2,019	612	1,407	230.3%
Regional sales support and marketing	1,859	1,422	437	30.7%

Total	$9,829	$7,596	$2,233	29.4%

           The increase in sales and marketing expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was principally due to an increase in salaries and benefits of $1.0 million, customer acquisition costs of $0.5 million, and occupancy, travel and operating expenses totaling $0.5 million. The remainder of the increase primarily relates to advertising and marketing related costs. As a percentage of net revenues, sales and marketing expenses were 31.4% in the period compared to 28.2% in the three months ended June 30, 2006.
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

	Three Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
General and administrative	$4,457	$3,030	$1,427	47.1%

           The increase in general and administrative expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was principally due to increased salaries and benefits of $0.6 million, an increase in consulting and professional fees of $0.3 million and an increase in stock-based compensation expense of $0.5 million. These general and administrative expenses for the quarter ended June 30, 2007 include costs associated with the termination of the Company’s former CEO of approximately $0.7 million. As a percentage of net revenues, general and administrative expenses were 14.2% in the period compared to 11.3% in the three months ended June 30, 2006.
          We expect our general and administrative expenses for 2007 to increase in absolute dollars and remain relatively consistent as a percentage of net revenues.
Interest income
          Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Interest income	$1,094	$896	$198	22.0%
          Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due primarily to higher interest rates and modestly higher average balances for our cash equivalents and short-term investments.
Other income (expense), net
     Other income (expense), net consists of non-operating items, which have not been significant to date.

	Three Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Other income (expense), net	$4	$—	$4	100.0%
Provision for (benefit from) income taxes
The provision for income taxes relates to our net book profit based on our best estimate of the tax provision (benefit) that will be provided for the full year.

	Three Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Provision for income taxes	$—	$1,458	$(1,458)	100.0%
          We have continued to record a full valuation allowance against our deferred tax assets at June 30, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. Based on the full valuation allowance and the taxable loss for the three months ended June 30, 2007, the Company has not recorded a tax provision or benefit.
          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company adopted Interpretation No. 48 on January 1, 2007. As a result of the implementation of FIN 48 (updated through June 30, 2007), we recognized no material adjustment in the liability for unrecognized income tax benefits.

Comparison of the six months ended June 30, 2007 and 2006
Net revenues
          Net transaction revenues and statistical data are presented below for comparable existing and new markets (1):

	Six Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands, except statistical data)
Net transaction revenues
Comparable existing markets	$48,610	$44,634	$3,976	8.9%
New markets	4,571	209	4,362	2,091.2%

Total	$53,181	$44,843	$8,338	18.6%

Statistical Data
Number of Markets
Comparable existing markets	17	17	0
New markets	10	3	7

Total	27	20	7

Number of transactions closed during the period (2)
Comparable existing markets	6,274	6,152	122	2.0%
New markets	824	38	786	2,068.4%

Total	7,098	6,190	908	14.7%

Average net revenue per transaction (3)

Comparable existing markets	$7,748	$7,255	$493	6.8%
New markets	5,548	5,490	58	1.1%
All markets	$7,492	$7,244	$248	3.4%

(1)	Comparable existing markets consist of Atlanta GA, Baltimore MD, Boston MA, Chicago IL, Dallas TX, Fresno/Central Valley CA, Los Angeles CA, Houston TX, Las Vegas NV, Miami FL, Orange County CA, Phoenix AZ, Sacramento CA, San Diego CA, San Francisco Bay Area CA, Seattle WA and Washington DC. New markets are transferred to existing markets on January 1st following the completion of their first full calendar year. The Las Vegas, Houston and Miami markets opened during 2005 and, therefore, completed their first full calendar year at of the end of 2006. Accordingly, these markets were moved to existing markets as of January 1, 2007 and are included in comparable existing markets for all periods presented. New markets and the month opened consist of:

Tampa, FL	February 2006
Orlando, FL	April 2006
Minneapolis, MN	May 2006
Austin, TX	July 2006
Palm Beach, FL	September 2006
Greater Philadelphia Area, PA	December 2006
Naples, FL	March 2007
Tucson, AZ	March 2007
Denver, CO	April 2007
Jacksonville, FL	May 2007
Salt Lake City, UT (4)	July 2007
Richmond, VA (4)	July 2007
Virginia Beach, VA (4)	August 2007

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

(4)	Market opened after June 30, 2007; no net transaction revenues were recorded in the six months ended June 30, 2007.

           The increase in our net transaction revenues of $8.3 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to increased transaction volume and average net revenue per transaction in our existing markets and the incremental impact of transactions closed in our new markets. Our transaction volume increase corresponds to the addition of more ZipAgents in our existing markets and new markets. We had 2,070 ZipAgents at June 30, 2007 compared to 1,669 at June 30, 2006.
Referral and other revenues
          Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Six Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Referral and other revenues	$1,482	$1,283	$199	15.5%
          The absolute dollar increase in referral and other revenues was not significant.
Cost of revenues
          Our cost of comparable revenues for existing and new markets consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Six Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
		(in thousands)
Cost of revenues
Comparable existing markets	$27,929	$25,227	$2,702	10.7%
New markets	2,458	103	2,355	2,279.9%

Total	$30,387	$25,330	$5,057	20.0%

           The increase in cost of revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was due primarily to an increase in ZipAgent commissions and related payroll benefits of $4.3 million and expense allowances and reimbursements of $0.8 million related to the increase in net transaction revenues. As a percentage of net revenues for the comparable periods, the cost of revenues was 55.6% in the period compared to 54.9% for the six months ended June 30, 2006 due primarily to the mix of commissions earned by our ZipAgents.
Product development
           Product development expenses, net of capitalized costs of internally developed software, include our information technology costs, primarily compensation and benefits, depreciation of equipment and software, communications expenses and other operating costs relating to the maintenance of our website, proprietary technology systems and general information technology services.

	Six Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Product development	$3,494	$2,752	$742	27.0%
           The increase in product development expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to ongoing website development and to support new market expansion and consisted primarily of increases in salaries and benefits of $0.2 million and general technology expenses (including depreciation) of $0.6 million. As a percentage of net revenues, product development costs were 6.4% in the period compared to 6.0% in the three months ending June 30, 2006.

Sales and marketing
          Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in sales and sales support functions and customer service as well as promotional, advertising and client acquisition costs. These expenses have been categorized below between those incurred in the existing and new markets offices and those expenses which are incurred by the regional and corporate support functions across all markets.

	Six Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Sales and marketing:
Comparable existing markets	$11,757	$11,080	$677	6.1%
New markets	3,419	795	2,624	329.8%
Regional sales support and marketing	3,500	2,804	696	24.8%

Total	$18,676	$14,679	$3,997	27.2%

           The increase in sales and marketing expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was principally due to an increase in salaries and benefits of $1.9 million, customer acquisition costs of $0.9 million and occupancy, travel and operating expenses totaling $0.7 million. The remainder of the increase primarily relates to advertising and marketing related costs. As a percentage of net revenues, sales and marketing expenses were 34.2% in the period compared to 31.8% in the prior year.
General and administrative
          General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Six Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
General and administrative	$8,425	$6,329	$2,096	33.1%
           The increase in general and administrative expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was principally due to increased salaries and benefits $0.7 million, an increase in consulting, professional fees and outside services of $0.5 million, and an increase in stock-based compensation expense of $0.8 million. Included in the increase in general and administrative expenses during the period were the expenses associated with the termination of the Company’s former CEO which totaled $0.7 million. As a percentage of net revenues, general and administrative expenses were 15.4% in the period compared to 13.7% in the six months ended June 30, 2006.
Interest income
          Interest income relates to interest we earn on our money market deposits and short-term investments.

	Six Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Interest income	$2,182	$1,696	$486	28.6%
          Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was due primarily to higher interest rates and modestly higher average balances for our cash equivalents and short-term investments.

Provision for (benefit from) income taxes
The provision for income taxes relates to our net book profit based on our best estimate of the tax provision (benefit) that will be provided for the full year.

	Six Months Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Provision benefit from income taxes	$—	$(260)	$(260)	(100.0)%
           We continue to record a full valuation allowance against our deferred tax assets at June 30, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. Based on the full valuation allowance and the taxable loss for the six months ended June 30, 2007, the Company has not recorded a tax provision or benefit.
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
          As of June 30, 2007, we had cash, cash equivalents and short-term investments of $86.7 million and had no bank debt, line of credit or equipment facilities.
Operating activities
           Our operating activities used cash in the amount of $0.9 million and $0.1 million in the six months ended June 30, 2007 and 2006, respectively. Cash used in the six months ended June 30, 2007 resulted from a net loss of $4.1 million and from changes in other non cash operating assets and liabilities of $0.2 million, which was partially offset by $1.4 million of depreciation and amortization and $2.0 million of non-cash stock-based compensation expense. Cash used in the six months ended June 30, 2006 resulted from a net loss of $1.0 million and from changes in other non cash operating assets and liabilities of $1.4 million, which was partially offset by $1.1 million of depreciation and amortization and $1.2 million of non-cash stock-based compensation expense.
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

Investing activities
          Our investing activities used cash in the amount of $1.5 million and generated cash $6.6 million in the six months ended June 30, 2007 and 2006, respectively. Sources of cash for the six months ended June 30, 2007 represent net proceeds from the sales and purchases of short-term investments of $0.5 million offset by the purchases of property and equipment, furniture, and leasehold improvements totaling $1.9 million in connection with the purchase of additional server capacity, capitalization of internal use software and the build out of new district office space. Cash generated for the six months ended June 30, 2006 was primarily related to net sales of short-term investments partially offset by purchases of property and equipment.
          We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
           Currently, we expect our remaining 2007 capital expenditures to be approximately $5.0 million. Capital expenditures for the remainder of 2007 are expected to include investing in a second data center, increased server capacity, the purchase of computer hardware and software to increase our service capacity, normal replacements of computer related office equipment and the capital cost related to opening offices in new markets. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.
Financing activities
          Our financing activities provided cash in the amount of $0.5 million and $0.4 million in the six months ended June 30, 2007 and 2006, respectively. Sources of cash from financing activities primarily represented proceeds from common stock option and warrant exercises.
          As of June 30, 2007, we had warrants outstanding for the purchase of an aggregate of 2,496,199 shares of our common stock at a weighted average exercise price of $3.93 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
          We lease office space under non-cancelable operating leases with various expiration dates through May 2013. The following table provides summary information concerning our future contractual obligations and commitments at June 30, 2007.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)
Minimum lease payments	$2,151	$3,051	$2,376	$76	$7,654
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
          As of June 30, 2007 and 2006, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2007 and 2006, the increase or decline in fair market value of the portfolio would be approximately $0.3 million and $0.3 million, respectively.
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
          (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We have experienced losses in recent quarters and may incur losses in the future, and our limited operating history makes our future financial performance difficult to assess.
          We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at June 30, 2007 had an accumulated deficit of $56.4 million. While we were profitable in the second half of 2003, and for a total of seven quarter during 2004, 2005 and 2006, we experienced net losses in the three most recent quarters (including and up to the second quarter of 2007). Our outlook is cautious given market and geopolitical uncertainties, and we expect to experience a loss for calendar year 2007 as we continue to invest in our business during this period of market softness.
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
          Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as increases in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 80%, in 2006 compared to 2005 and months of inventory increased approximately 84%, in December 2006 compared to December 2005. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, national sales of existing homes fell 8.4% to 6.48 million in 2006 from 7.08 million in 2005. According to NAR, nationally sales of existing homes fell 11.4% year-over-year in June 2007 to a seasonally adjusted rate of 5.75 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 23% in 2006 compared to 2005 and declined 24.7% year-over-year during the month of June 2007. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity.
The recent tightening in the availability of credit, particularly with respect to lenders in the mortgage market, may negatively impact the housing market.
     Consumer access to mortgage financing has been affordable and widely available by historic standards in recent years. The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability, and the performance of mortgage backed securities in the secondary market. Since the fall of 2005, the residential real estate market has been softening as interest rates have been increasing. In addition, lender underwriting criteria began to change in 2006 as a result of tighter lending standards. Underwriting criteria changed further in 2007 as a result of tightening credit conditions caused by weakness in the housing market and rising foreclosures. Currently, a disruption in the availability of funds for mortgages may exist as investors, who buy loans and securities backed by mortgages, are exiting the market for almost any loan that isn’t guaranteed by Fannie Mae or Freddie Mac. An entire group of loan products, including subprime and some Alt A loans, may have become less available from the market and pressures are building on prime, non-conforming loans (principally loans of more than $417,000, the limit observed by Fannie Mae and Freddie Mac). If these borrowers face higher interest rates, many may postpone or cancel home buying plans. When interest rates rise and when underwriting criteria becomes more restrictive, housing may become less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, leading to fewer transactions or reduction in home prices, either of which may reduce revenues. Should we not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results will be negatively impacted.

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
          As our operations have expanded, we have experienced rapid growth in our headcount from 1,878 total employees, including 1,699 ZipAgents, at June 30, 2006 to 2,334 total employees, including 2,070 ZipAgents, at June 30, 2007. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.
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
          We currently operate in 30 markets, including 17 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, we commenced operations in Las Vegas in April 2005, Houston in June 2005, Miami in October 2005, Tampa in February 2006, Orlando in April 2006, Minneapolis/St. Paul in May 2006, Austin in July 2006, Palm Beach in September 2006, the Greater Philadelphia area in December 2006, Naples in March 2007, Tucson in March 2007, Denver in April 2007, Jacksonville in May 2007, Salt Lake City in July 2007, Richmond in July 2007 and Virginia Beach in August 2007. We have announced plans to enter Charlotte, Raleigh-Durham, Long Island and Westchester County in 2007 and may open additional market(s). Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:
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
          Some of our competitors are able to undertake more extensive marketing campaigns, make more attractive offers to potential agents and clients and respond more quickly to new or emerging technologies. Over the past several years there has been a slow but steady decline in average commissions charged in the real estate brokerage industry, with the average commission percentage decreasing from 5.44% in 2000 to 5.18% in 2006 according to REAL Trends. Some of our competitors with greater resources may be able to better withstand the short- or long-term financial effects of this trend. In addition, the barriers to entry to providing an Internet-enabled real estate service are low, making it possible for current or new competitors to adopt certain aspects of our business model, including offering comprehensive MLS data to clients via the Internet, thereby reducing our competitive advantage. We may not be able to compete successfully for clients and agents, and increased competition could result in price reductions, reduced margins or loss of market share, any of which would harm our business, operating results and financial condition.
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
          A significant component of our value proposition to our home buyer clients is a cash rebate provided to the buyer at closing. Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Certain states, such as Alaska, Kansas, Louisiana, Mississippi, New Jersey, Oklahoma, Oregon and Tennessee, may presently prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured, including Missouri and New York. However, we have received guidance from the New York State Attorney General’s office indicating that the applicable law in New York would not be interpreted and/or enforced in such a way as to restrict rebates to consumers. In connection with entry into the Greater Philadelphia area, we entered the New Jersey market, where the payment of cash rebates is currently not permitted by law. Consequently, in New Jersey, in lieu of offering a cash rebate to our buyers, we make a donation to a local charity through United Way equal to 20% of our commission in cash upon closing. Should we decide to expand into any of these other states where the payment of cash rebates are restricted or prohibited, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states. Moreover, we cannot predict whether alternative approaches will be cost effective or easily marketable to prospective clients. The failure to enter into these markets, or others that adopt similar restrictions, or to successfully attract clients in these markets, could harm our business.
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
          Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 39% of our net transaction revenues in the quarter ended June 30, 2007 in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather, economic or market conditions or other events outside of our control, such as shifts in populations away from markets that we serve. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
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
We have undergone significant management transitions recently and need to successfully integrate new members of the management team as well as retain key personnel or our business could be harmed.
          The loss of the services of one or more of our key personnel could seriously harm our business. For example, Gary M. Beasley, our former President and Chief Financial Officer, departed on January 5, 2007 and Richard F. Sommer, our fomer Chief Executive Officer, departed on June 4, 2007. Mr. Sommer was succeeded by Mr. Joseph Patrick Lashinsky who assumed the position of President on January 8, 2007 and the additional position of Chief Executive Officer on June 4, 2007 and Mr. David A. Rector assumed the position of Chief Financial Officer on May 3, 2007. Our success depends on the contributions of Mr. Lashinsky and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. With the exception of Mr. Lashinsky, none of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.
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
          As of June 30, 2007, we had 22,526,098 shares of common stock outstanding. All of these shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
          In addition, we have registered approximately 6.0 million shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 1,864,873 shares were exercisable as of June 30, 2007 and, if those options are exercised, those shares are eligible for sale. Also as of June 30, 2007, we had outstanding warrants for 2,496,199 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale, subject to any Rule 144 waiting periods, volume, and other restrictions. As of August 1, 2007, warrants for 2,496,199 of those shares remained outstanding. Nearly all of those warrants (representing 2,492,915 shares) are exercisable at $3.93 per share and expire on the following dates: October 28, 2007 (582,060 shares), December 17, 2007 (1,346,536 shares), February 18, 2008 (274,365 shares), and June 27, 2008 (289,954 shares). Any sales of those shares prior to expiration of the warrants could have a dilutive effect on our stock price.
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
David A. Rector
Senior Vice President and Chief Financial Officer

Date: August 9, 2007

Exhibit Index

Exhibit number	Description
10.20(1)*	ZipRealty, Inc. Director Compensation Policy

10.21(2)*	Richard F. Sommer Termination and Release Agreement dated June 2, 2007

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on June 19, 2007.

(2)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on June 4, 2007.

*	Identifies a management contract or compensatory plan or agreement required to be filed as an exhibit of this report.