Form 10-Q
period 2007-09-30
ZIPREALTY INC
filed 2007-11-09
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 23,369,138 shares of common stock outstanding at November 1, 2007.

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
Trademarks
     “ZipRealty,” “ZipAgent,” “ZipNotify,” “Your home is where our heart is” and “Real Estate Redefined” are our registered trademarks in the United States. We also own the rights to the domain name “www.Real-Estate.com.” “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS® . All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.
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
Where you can find additional information
     You may review a copy of this quarterly report on Form 10-Q, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580, 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as ZipRealty, that file electronically with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements:
ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$7,740	$8,575
Short-term investments	77,672	80,233
Accounts receivable, net of allowance of $32 and $30 at September 30, 2007 and December 31, 2006, respectively	2,085	1,781
Prepaid expenses and other current assets	2,964	3,151
Current and deferred income taxes	24	29

Total current assets	90,485	93,769
Restricted cash	90	90
Property and equipment, net	5,259	4,114
Investment in non-consolidated companies	13	17
Intangible assets, net	126	149
Other assets	209	218

Total assets	$96,182	$98,357

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,810	$2,184
Accrued expenses and other liabilities	10,301	7,791

Total current liabilities	13,111	9,975
Other long-term liabilities	501	513

Total liabilities	13,612	10,488

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,279 and 21,627 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	23	22
Additional paid-in capital	141,876	134,813
Common stock warrants	1,834	5,519
Deferred stock-based compensation	(13)	(71)
Accumulated other comprehensive loss	75	(157)
Accumulated deficit	(61,225)	(52,257)

Total stockholders’ equity	82,570	87,869

Total liabilities and stockholders’ equity	$96,182	$98,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Net transaction revenues	$27,225	$25,420	$80,406	$70,263
Referral and other revenues	804	765	2,286	2,048

Net revenues	28,029	26,185	82,692	72,311

Operating expenses
Cost of revenues	15,637	14,238	46,024	39,568
Product development	1,835	1,376	5,329	4,128
Sales and marketing	9,630	7,719	28,306	22,398
General and administrative	3,357	3,227	11,782	9,556
Litigation	3,550	—	3,550	—

Total operating expenses	34,009	26,560	94,991	75,650

Income (loss) from operations	(5,980)	(375)	(12,299)	(3,339)

Other income (expense), net
Interest income	1,147	1,086	3,329	2,782
Other income (expense), net	2	(8)	2	(8)

Total other income, net	1,149	1,078	3,331	2,774

Income (loss) before income taxes	(4,831)	703	(8,968)	(565)
Provision for (benefit from) income taxes	—	81	—	(179)

Net income (loss)	$(4,831)	$622	$(8,968)	$(386)

Net income (loss) per share:
Basic	$(0.21)	$0.03	$(0.40)	$(0.02)
Diluted	$(0.21)	$0.03	$(0.40)	$(0.02)
Weighted average common shares outstanding:
Basic	22,629	20,410	22,421	20,356
Diluted	22,629	23,478	22,421	20,356
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(8,968)	$(386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income tax benefit	—	(179)
Depreciation and amortization	2,118	1,744
Stock-based compensation expense	2,862	1,884
Provision for doubtful accounts	2	(4)
Amortization of short-term investment premium (discount)	(323)	(2)
Amortization of intangible assets	23	—
Loss on disposal of property and equipment	8	15
Equity in net loss of non-consolidated companies	4	—
Changes in operating assets and liabilities
Accounts receivable	(306)	(308)
Prepaid expenses and other current assets	192	421
Other assets	9	(180)
Accounts payable	626	(106)
Accrued expenses and other liabilities	2,510	(1,614)
Other long-term liabilities	(12)	531

Net cash provided by (used in) operating activities	(1,255)	1,816

Cash flows from investing activities
Purchases of short-term investments	(48,830)	(51,102)
Proceeds from sale and maturity of short-term investments	51,946	54,540
Purchases of property and equipment	(3,241)	(3,038)
Purchase of intangible asset	—	(150)
Investment in non-consolidated companies	—	(28)

Net cash provided by (used in) investing activities	(125)	222

Cash flows from financing activities
Proceeds from stock option exercises	95	535
Proceeds from common stock warrant exercises	450	—

Net cash provided by financing activities	545	535

Net increase (decrease) in cash and cash equivalents	(835)	2,573

Cash and cash equivalents at beginning of period	8,575	6,868

Cash and cash equivalents at end of period	$7,740	$9,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2007 and 2006 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007, or any other period. The audited condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
     In June 2006, the Company formed two wholly owned subsidiaries, ZipRealty Title Holdings, LLC, and Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. In June 2006, ZipRealty Title Holdings, LLC entered into a joint venture with an independent third party title company. There were no significant operations as of September 30, 2007 for any of these entities.
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
Reclassifications
     Effective January 1, 2007, for income statement presentation purposes, we have reclassified sales support and marketing expenses from general and administrative to sales and marketing (previously stated as marketing and customer acquisition). In management’s opinion, the reclassification to sales and marketing more appropriately reflects the nature of these activities, which include sales support and marketing activities of our district offices, regional services, ZipAgent and customer support services. In conjunction with this reclassification, we have also allocated headquarter occupancy costs to corporate departments based upon square footage to product development, sales and marketing and general and administrative; previously, all headquarter occupancy costs were recorded under general and administrative expenses. Comparative periods have been conformed to this presentation. The following is the change in classification of operating expenses for the three months and nine months ended September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Previously		Previously
	Reported	Reclassified	Reported	Reclassified
	(in thousands)
Cost of revenues	$14,238	$14,238	$39,568	$39,568
Product development	1,284	1,376	3,838	4,128
Sales and marketing	3,116	7,719	9,413	22,398
General and administrative	7,922	3,227	22,831	9,556

Total operating expenses	$26,560	$26,560	$75,650	$75,650

Seasonality
     The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended September 30, 2006 and 2005 accounted for approximately 27.4% and 30.3% of annual net transaction revenues in 2006 and 2005, respectively. Net transaction revenue during the nine months ended September 30, 2006 and 2005 accounted for approximately 75.8% and 77.0% of annual net transaction revenues in 2006 and 2005, respectively.
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
3. SHORT-TERM INVESTMENTS
     At September 30, 2007, short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Money market securities	$4,578	$—	$—	$4,578
Asset backed	29,311	37	(40)	29,308
Mortgage backed	11,763	60	—	11,823
Corporate obligations	23,763	11	(29)	23,745
US Government and agency obligations	12,760	36	—	12,796

Total short-term investments	$82,175	$144	$(69)	$82,250

September 30,
2007
(in thousands)
Recorded as:
Cash equivalents	$4,578
Short-term investments	77,672

$82,250

     At September 30, 2007, the fair value of the Company’s investments which had been in an unrealized loss position for over twelve months was $6.3 million and the related unrealized loss was approximately $18,000.
     The estimated fair value of short-term investments classified by date of contractual maturity at September 30, 2007 were as follows:

September 30,
2007
(in thousands)
Due within one year or less	$33,949
Due after one year through two years	16,068
Due after two years through four years	32,233

$82,250

4. NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(4,831)	$622	$(8,968)	$(386)

Denominator:
Weighted average common shares outstanding:
Basic	22,629	20,410	22,421	20,356
Diluted	22,629	23,478	22,421	20,356
Net income (loss) per share:
Basic	$(0.21)	$0.03	$(0.40)	$(0.02)
Diluted	$(0.21)	$0.03	$(0.40)	$(0.02)
     The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Stock options to purchase common stock	4,203	3,052	4,426	4,363
Warrants to purchase common stock	2,291	3	2,743	4,603
Nonvested common shares	42	—	14	—
5. STOCK-BASED COMPENSATION EXPENSE
     The impact on our results of operations of recording stock-based compensation for stock options and stock awards for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Cost of revenues	$130	$110	$391	$357
Product development	51	48	113	135
Sales and marketing	218	109	502	377
General and administrative	468	448	1,856	1,015

Total stock-based compensation expense	867	715	2,862	1,884
Tax effect on stock-based compensation	—	(286)	—	(754)

Net effect on net income	$867	$429	$2,862	$1,130

Effect on earnings per share:
Basic	$0.04	$0.02	$0.13	$0.06
Diluted	$0.04	$0.02	$0.13	$0.06
     There was no impact on cash flows from operating activities or financing activities during the three and nine months ended September 30, 2007 as a result of the adoption of SFAS 123(R). In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R) the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of September 30, 2007, there was $9.4 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.9 years. As of September 30, 2007, there was $1.4 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 3.7 years.

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
     The assumptions used for the three and nine months ended September 30, 2007 and 2006 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	45%	51%	45-51%	51-52%
Risk-free interest rate	4.3%	4.8-4.9%	4.3-4.8%	4.3-5.0%
Expected life (years)	6.1	6.0-6.1	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$3.32	$3.30	$3.82	$3.90
Stock option and stock award activity
     A summary of the Company’s stock option activity for the period indicated is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2007	4,235	$7.71	8.50	$5,885
Options granted	976	7.37
Options exercised	(14)	1.51
Options forfeited or expired	(347)	9.81

Outstanding at March 31, 2007	4,850	7.51	8.56	4,929

Options granted	425	7.69
Options exercised	(37)	1.36
Options forfeited or expired	(1,084)	6.64

Outstanding at June 30, 2007	4,154	7.81	8.33	4,445

Options granted	543	6.68
Options exercised	(20)	1.25
Options forfeited or expired	(170)	8.85

Outstanding at September 30, 2007	4,507	7.66	8.30	2,881

Options exercisable at September 30, 2007	1,909	$7.38	7.05	$2,819

     Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.
     Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $6.38 on September 28, 2007, and the exercise price for the options that were in-the-money at September 30, 2007.

The total number of in-the-money options exercisable as of September 30, 2007 was 925,000. Total intrinsic value of options exercised was $418,000 and $1,215,000 for the nine month periods ended September 30, 2007 and September 30, 2006, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     The Company’s 2004 stock plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding. The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and nine month periods ended September 30, 2007 was $122,000. A summary of the Company’s nonvested restricted stock for the period indicated is as follows:

Weighted
Average Grant Date
	Number of	Fair Value
	Shares	Per Share
(in thousands)
Nonvested at June 30, 2007	—
Shares granted	225	$6.68
Shares vested	—
Shares forfeited	—

Nonvested at September 30, 2007	225	$6.68

Stock option plans
     Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Plan were made available under the 2004 Plan, and any shares that would have otherwise returned to the 1999 Plan will be made available for issuance under the 2004 Plan. The 1999 Plan will continue to govern awards granted thereunder prior to the Company’s initial public offering. Our 2004 Equity Incentive Plan, or 2004 Plan, is an omnibus stock plan which provides for the grant of stock options, restricted stock, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants.
     The number of shares initially reserved for issuance under the 2004 Plan is 1,000,000 plus an increase to include the following: the number of shares that have been reserved but not issued under the 1999 Plan, any shares returned to the 1999 Plan, and an annual increase added on the first day of each fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the BOD. Pursuant to this requirement, on January 1, 2006 and 2007 respectively, an additional 810,932 shares and 864,905 shares respectively, were added to the plan, reserved for issuance and registered for sale under Form S-8.
Other stock options
     In September 2007, the BOD approved the issuance of 180,000 shares of common stock underlying options issued outside the Company’s stock option plans. The nonstatutory stock options (“NSO”) were granted in connection with the employment of the Company’s new Senior Vice President of Sales and Operations and the new Vice President and General Counsel. Subject to customary terms of a change in control agreement, these options vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.
6. INCOME TAXES
     At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.
     We have recorded a full valuation allowance against our deferred tax assets at September 30, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will reduce or eliminate the valuation allowance and will record a significant benefit to our results of operations. In the event we were to determine that we would be able to realize all of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.
     Based on the full valuation allowance and the taxable loss for the nine months ended September 30, 2007, the Company has not recorded a tax provision or benefit.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. Other than as discussed below, we do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of September 30, 2007. We are subject to taxation in the US and various state jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.
7. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(4,831)	$622	$(8,968)	$(386)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	213	346	231	322

Comprehensive income (loss)	$(4,618)	$968	$(8,737)	$(64)

8. COMMITMENTS AND CONTINGENCIES
     The Company leases office space under non-cancelable operating leases with various expiration dates through May 2013.
     Future minimum lease payments under non-cancelable operating leases at September 30, 2007 are as follows, in thousands:

Operating
Year ending December 31,	Leases
2007	$597
2008	2,172
2009	1,756
2010	1,655
2011	1,656
Thereafter	615

Total minimum lease payments	$8,451

Legal proceedings
     On May 4, 2007, the Company was named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, case number CV 07 2959, by four former employee agents of the Company on behalf of themselves and others similarly situated. The complaint alleged, among other things, that the Company’s policies for expense allowances and expense reimbursement in place prior to October 2005, and its policy for commission payments to agents for transactions that do not close during the period of employment, violate applicable law. The Company has reached a proposed settlement which calls for a payment of $3,550,000 and, as a result, has recorded a charge in that amount during the quarter ended September 30, 2007. The proposed settlement is expected to include a full release from any further liability on the matters raised in the complaint, and is subject to the execution of a definitive settlement agreement and court approval.

     On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, case number RG 07326622, by one former employee agent of the Company. The complaint alleges, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment for overtime. The Company is in the initial stages of investigation and discovery in this matter. However, at this time, management believes that its business practices at issue in this case are in compliance with applicable law, and therefore intends to vigorously defend this lawsuit.
     The Company has filed a claim for malpractice against the law firm which provided counseling in connection with certain employment matters in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al., Case No. CGC 06450765. While the Company believes it has a good case, it is too early to determine the likelihood of a recovery, or to estimate the amount of recovery, if any.
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
     We were founded in 1999, currently have operations in 32 markets, and as of September 30, 2007 employed 2,539 people, of whom 2,263 were ZipAgents. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater Philadelphia area in December. To date in 2007 we have commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August and Raleigh-Durham in September. We have announced plans to enter Long Island and Westchester County in the fourth quarter of 2007.
Trends in our business
     Although our business has experienced significant growth since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction, recently growth rates in transaction volume have decreased based on what we believe to be a transition period in the housing market and the effects of the recent changes in the mortgage lending business. In the three months ended September 30, 2007, we generated $28.0 million in net revenues, compared to $26.2 million in the three months ended September 30, 2006. In the nine months ended September 30, 2007 we generated $82.7 million in net revenues, compared to $72.3 million in the nine months ended September 30, 2006. The number of our closed transactions increased to approximately 3,829 in the three months ended September 30, 2007 from approximately 3,467 in the three months ended September 30, 2006, while our average net revenue per transaction decreased to approximately $7,110 in the three months ended September 30, 2007 from approximately $7,332 in the three months ended September 30, 2006. The number of our closed transactions increased to approximately 10,927 in the nine months ended September 30, 2007 from approximately 9,657 in the nine months ended September 30, 2006, and our average net revenue per transaction increased to approximately $7,359 in the nine months ended September 30, 2007 from approximately $7,276 in the nine months ended September 30, 2006.
     Our transaction volume is primarily driven by the number of ZipAgents we employ, which increased to 2,263 at September 30, 2007 from 1,747 at September 30, 2006. Our average net revenue per transaction increased over this period of time in both existing and new markets, as well as in California markets and in markets outside of California. As we introduce new initiatives to improve agent productivity, we may experience a temporary decline in the total number of agents. However we expect to end 2008 with more agents than we will end with in 2007. As we add additional ZipAgents, we believe long term we will continue to increase our transaction volume and grow our business, although this may not be the case if the market continues to soften. In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past twelve months in our existing markets in aggregate, we believe that there is an opportunity to increase our market share, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases, credit tightening, or other economic or geopolitical factors.
     As we end 2007 and develop our business plan for 2008 a key area of focus will be be on existing markets, and driving their efficiency, productivity and profits. Nevertheless, our losses are likely to continue into 2008, albeit we expect they will be reduced from that we expect to incur in 2007.

     Since early September of 2005 we have experienced a significant increase in the available inventory of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. For example, average inventories in our existing markets increased approximately 23%, and months of inventory increased approximately 64%, in the quarter ended September 30, 2007 from the quarter ended September 30, 2006. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, nationally sales of existing homes fell 19.1% year-over-year in September 2007 to a seasonally adjusted annual rate of 5.04 million. In the State of California, the California Association of REALTORS reported that sales of existing homes declined 38.9% year-over-year during the month of September 2007. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, and that the residential real estate market may continue to soften in the foreseeable future. While over the long-term we believe a more balanced market will be beneficial to our model, which relies primarily on representing buyers, during this period of transition we may continue to experience reduced growth rates and agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.
     Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business. We have modified the compensation and expense reimbursement structure for ZipAgents over time, and we most recently changed our commission and/or expense structure in April 2007. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 35% to 80% of our net revenues after deducting certain other items. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs and other business expenses. ZipAgents may also be granted equity incentives based on performance. We may choose or be required to make further modifications to our compensation structure in the future.
     For example, Nevada recently approved legislation that preempts the federal “outside sales exemption” from paying minimum wages in that state. That legislation took effect on November 1, 2007. Accordingly, on November 1, 2007 we begin paying ZipAgents minimum wage and, where required, overtime, to our ZipAgents in Nevada. The minimum wage payments will be offset against future commissions earned, if any.
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
     We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume. We experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a class action lawsuit; we would have been profitable excluding the effect of this settlement. We achieved profitability in the third and fourth quarters of 2005, but because of seasonality and new market expansion as well as softening in the residential real estate market, we experienced a net loss in the first and second quarters of 2006. We achieved profitability in the third quarter of 2006, but experienced a net loss in the fourth quarter of 2006 as a result of decreased transaction volume due to our seasonally slow fourth quarter and continued market softness. We reported a loss in the first quarter of 2007 primarily due to seasonality, new market expansion and ongoing market softness. We reported losses in the second and third quarters of 2007 due to new market expansion and further market softness. The third quarter loss was also impacted by tightening in the availability of home mortgage credit and the proposed litigation settlement described in Part II, Item 1 Legal Proceedings.
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
     In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model (currently in five states and the District of Columbia) that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate of their commission. BuySide Realty, another discount brokerage, employs agents who are paid salaries and bonuses based on customer service, not commissions, while offering a 75% rebate of their commission. RealEstate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers and agents, and has opened a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker web sites. These companies have limited operating histories upon which to evaluate their operations and future prospects. However, in order to be successful, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.
Market seasonality, cyclicality and financing influences
     The residential real estate brokerage market is influenced both by annual seasonality factors, as well as by overall economic cycles. While individual markets vary, transaction volume nationally tends to progressively increase from January through the summer months, then gradually slows over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. While we believe that, until fairly recently, seasonality has been somewhat masked by our overall growth, we have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.
     We believe that the overall market activity, macroeconomic environment, and periodic business cycles can significantly influence the general health of the residential real estate market at any given point in time. Generally, when economic times are fair or good, the housing market tends to perform well. If the economy is weak, interest rates dramatically increase, or there are market events such as terrorist attacks or threats, the outbreak of war or geopolitical uncertainties, the housing market could be negatively impacted. Recently, changes in the mortgage market, including the subprime market, have negatively effected the buying and selling of real estate, as financing and credit standards have tightened. These factors have tended to depress the real estate activity. Also, there have been numerous reports about the effects of subprime mortgages on the general real estate market. These reports also tend to have a dampening effect on the general real estate market.
     Over the past several decades, the national residential real estate market has demonstrated significant growth, with annual existing home sales volume growing from 1.6 million in 1970 to approximately 7.1 million in 2005 and median existing home sales prices increasing every year during that period. While the volume of existing home sales has declined for at least two consecutive years only twice since 1970, namely 1979 through 1982 and 1989 through 1990, sales did fall from their 2005 peak to approximately 6.5 million in 2006 and are forecasted to fall again in 2007, and there are forecasts that predict sales will continue their decline in 2008. Sales volume changes are sensitive to, but do not always follow interest rate changes. The declines in sales volumes in the 1979 through 1982 period occurred while interest rates were at historic highs, with long-term U.S. Treasury rates exceeding 10%. However, with rates remaining at similarly high levels, sales increased during the period from 1983 through 1986. Average interest rates were lower during the second period of consecutive year declines, 1989 through 1990, than they had been in the expansion period ending in 1988.
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

     While it is difficult to isolate the cause of recent transaction volume declines and pricing growth slowing in the residential real estate market, such softening has been occurring since the Fall of 2005 as interest rates and inventories have been increasing and credit standards, and financing have tightened. Other factors have likely contributed to the slowdown as well, such as high fuel prices, persistent press coverage about residential real estate potentially being poised for a correction, and the fact that prices had until that time been increasing at historically high rates. This rapid price appreciation, which was well ahead of household income growth, along with increasing interest rates has made housing less affordable, which has manifested itself in declining home ownership rates, which peaked in 2004. With overall transaction activity declining and sales price increases slowing, overall commissions generated in the industry could decline as well, potentially causing the roughly $59.7 billion in annual commissions generated in 2006 to decline. However, should the addressable market for our services decline somewhat in the near term due to decreasing sales volume or prices, we believe the overall size of the market on an absolute basis will remain very large, providing ample addressable opportunity for us to continue to grow our business through increasing our market share.
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
     Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2006, and of those policies, we believe that the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to understand and evaluate our financial condition and results of operations.
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
Internal-use software and website development costs
     We account for internal-use software and website development costs, including the development of our ZipAgent Platform, in accordance with the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use and Emerging Task Force Issue No. 00-02, Accounting for Website Development Costs. We capitalize the payroll and direct payroll-related costs of employees who devote time to the development of internal-use software. We amortize these costs over their estimated useful lives, which is generally 15 to 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

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
     Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss tax carryforwards generated before we achieved profitability. During the fourth quarter of 2006, the Company concluded that a full valuation allowance should be reinstated, a significant portion of which had originally been released in 2005, against its net deferred tax assets at December 31, 2006 as available evidence, including recent historical results and management’s expectations for the future, supported a more likely than not conclusion that the related deferred tax assets will not be realized.
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

RESULTS OF OPERATIONS
     The following table summarizes our operating results for the three and nine months ended September 30, 2007 compared to the same period in the prior year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statements of operations data (unaudited)	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net transaction revenues	$27,225	$25,420	$80,406	$70,263
Referral and other revenues	804	765	2,286	2,048

Net revenues	28,029	26,185	82,692	72,311

Operating expenses:
Cost of revenues	15,637	14,238	46,024	39,568
Product development	1,835	1,376	5,329	4,128
Sales and marketing	9,630	7,719	28,306	22,398
General and administrative	3,357	3,227	11,782	9,556
Litigation	3,550	—	3,550	—

Total operating expenses	34,009	26,560	94,991	75,650

Income (loss) from operations	(5,980)	(375)	(12,299)	(3,339)

Other income (expense):
Interest income	1,147	1,086	3,329	2,782
Other expense, net	2	(8)	2	(8)

Total other income, net	1,149	1,078	3,331	2,774

Income (loss) before income taxes	(4,831)	703	(8,968)	(565)
Provision for (benefit from) income taxes	—	81	—	(179)

Net income (loss)	$(4,831)	$622	$(8,968)	$(386)

Net income (loss) per share:
Basic	$(0.21)	$0.03	$(0.40)	$(0.02)
Diluted	$(0.21)	$0.03	$(0.40)	$(0.02)
Weighted average common shares outstanding:
Basic	22,629	20,410	22,421	20,356
Diluted	22,629	23,478	22,421	20,356
     The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statements of operations data (unaudited)	2007	2006	2007	2006
Net transaction revenues	97.1%	97.1%	97.2%	97.2%
Referral and other revenues	2.9	2.9	2.8	2.8

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	55.8	54.4	55.7	54.7
Product development	6.5	5.3	6.4	5.7
Sales and marketing	34.4	29.5	34.2	31.0
General and administrative	12.0	12.3	14.2	13.2
Litigation	12.7	—	4.3	—

Total operating expenses	121.4	101.5	114.8	104.6

Income (loss) from operations	(21.4)	(1.5)	(14.8)	(4.6)

Other income (expense):
Interest income	4.1	4.1	4.0	3.8
Other expense, net	—	—	—	—

Total other income, net	4.1	4.1	4.0	3.8

Income (loss) before income taxes	(17.3)	2.6	(10.8)	(0.8)
Provision for (benefit from) income taxes	—	0.3	—	(0.2)

Net income (loss)	(17.3)%	2.3%	(10.8)%	(0.6)%

Comparison of the three months ended September 30, 2007 and 2006
Net transaction revenues
     Net transaction revenues and statistical data are presented below for comparable existing and new markets (1):

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands, except statistical data)
Net transaction revenues
Comparable existing markets	$23,659	$24,594	$(935)	(3.8)%
New markets	3,566	826	2,740	331.9%

Total	$27,225	$25,420	$1,805	7.1%

Statistical data
Number of markets
Comparable existing markets	17	17	—
New markets	15	5	10

Total	32	22	10

Number of transactions closed during the period (2)
Comparable existing markets	3,167	3,304	(137)	(4.1)%
New markets	662	163	499	306.1%

Total	3,829	3,467	362	10.4%

Average net revenue per transaction (3)
Comparable existing markets	$7,471	$7,444	$27	0.4%
New markets	5,387	5,066	321	6.3%
All markets	$7,110	$7,332	$(221)	(3.0)%

(1)	Comparable existing markets consist of Atlanta GA, Baltimore MD, Boston MA, Chicago IL, Dallas TX, Fresno/Central Valley CA, Los Angeles CA, Houston TX, Las Vegas NV, Miami FL, Orange County CA, Phoenix AZ, Sacramento CA, San Diego CA, San Francisco Bay Area CA, Seattle WA and Washington DC. New markets are transferred to existing markets on January 1st following the completion of their first full calendar year. The Las Vegas, Houston and Miami markets opened during 2005 and, therefore, completed their first full calendar year at of the end of 2006. Accordingly, these markets were moved to existing markets as of January 1, 2007 and are included in comparable existing markets for all periods presented. New markets and the month opened consist of:

Tampa, FL	February 2006
Orlando, FL	April 2006
Minneapolis, MN	May 2006
Austin, TX	July 2006
Palm Beach, FL	September 2006
Greater Philadelphia Area, PA	December 2006
Naples, FL	March 2007
Tucson, AZ	March 2007
Denver, CO	April 2007
Jacksonville, FL	May 2007
Salt Lake City, UT	July 2007
Richmond, VA	July 2007
Virginia Beach, VA	August 2007
Charlotte, NC	August 2007
Raleigh-Durham, NC	September 2007

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

     The increase in our net transaction revenues of $1.8 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to a decrease in net transaction revenues of $0.9 million in our existing markets offset by an increase in net transaction revenues of $2.7 million from our new markets.
     The decrease in our existing markets was driven primarily by the decrease of 4.1% in the number of transactions closed during the period. We had 1,752 ZipAgents in existing markets at September 30, 2007 compared to 1,590 at September 30, 2006.
     The increase from our new markets was driven primarily by a 6.3% increase in average net revenue per transaction combined with a 306.1% increase in the number of transactions closed during the period as we opened ten new markets since September 30, 2006 and added new ZipAgents. We had 511 ZipAgents in new markets at September 30, 2007 compared to 157 at September 30, 2006.
Referral and other revenues
     Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Referral and other revenues	$804	$765	$39	5.0%
     The absolute dollar increase in referral and other revenues was not significant.
     We expect that our referral and other revenues for 2007 will be flat and remain relatively consistent as a percentage of net revenues.
Cost of revenues
     Our cost of revenues for existing and new markets consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Cost of revenues
Comparable existing markets	$13,712	$13,818	$(106)	(0.8)%
New markets	1,925	420	1,505	357.8%

Total	$15,637	$14,238	$1,399	9.8%

     The increase in cost of revenues for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily related to the overall increase in transaction revenue on which we pay agent commissions.
     Cost of revenues decreased in our existing markets by approximately $0.1 million related to the decrease in transaction revenue in our existing markets during the period. The cost of revenues as a percentage of existing market net transaction revenues increased by 1.8% primarily due to the mix of agent commissions paid as well as increased agent expense reimbursements. Additionally we made certain adjustments to our agent compensation plan to better motivate and retain our agents under the current market conditions.
     Cost of revenues increased in our new markets by approximately $1.5 million related to the increase in the transaction revenue closed in our new markets during the period. The cost of revenues as a percentage of new market net transaction revenues increased by 3.1% primarily due to the mix of agent commissions paid. This increase in the cost of revenues percentage in new markets is expected as increasing numbers of ZipAgents achieve higher commission splits as the new markets mature.
     We expect that our cost of revenues for 2007 will increase in absolute dollars because of the overall increase in transaction revenue, primarily from our new markets, and that they will increase modestly as a percentage of net revenues.

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

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Product development	$1,835	$1,376	$459	33.4%
     The increase in product development expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily due to ongoing website development and to support new market expansion and consisted primarily of increases in salaries and benefits of $0.2 million and general technology expenses (including depreciation) of $0.2 million. As a percentage of net revenues, product development costs were 6.5% in the period compared to 5.3% in the three months ending September 30, 2006.
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

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Sales and marketing
Comparable existing markets	$5,536	$5,311	$225	4.2%
New markets	2,466	898	1,568	174.7%
Regional sales support and marketing	1,628	1,510	118	7.8%

Total	$9,630	$7,719	$1,911	24.8%

     The increase in sales and marketing expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily related to the overall growth in our business as a result of the expansion into new markets.
     Sales and marketing expenses increased in our existing markets by approximately $0.2 million principally attributable to increased spending on customer acquisition leads. As a percentage of existing market net transactions revenues, existing market sales and marketing expenses were 23.4% in the current period compared to 21.6% in the prior year.
     Sales and marketing expenses increased in our new markets by approximately $1.6 million principally attributable to opening ten new market offices since September 30, 2006. The increased expenses consisted primarily of salaries and benefits of $0.4 million, customer acquisition costs of $0.5 million, occupancy and related expenses of $0.3 million and recruiting/training expenses of $0.2 million. As a percentage of new market net transactions revenues, new market sales and marketing expenses were 69.1% in the current period compared to 108.7% in the prior year.
     Regional sales support and marketing expenses increased by approximately $0.1 million principally attributable to the costs of our new market expansion personnel. As a percentage of total net transactions revenues, regional sales support and marketing expenses were 6.0% in the current period compared to 5.9% in the prior year.
     We expect that our overall sales and marketing expenses for 2007 will increase in absolute dollars and as a percentage of net revenues primarily because of our new market expansion
General and administrative
     General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
General and administrative	$3,357	$3,227	$130	4.0%

     The increase in general and administrative expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was principally due to increased professional fees of $0.2 million. As a percentage of net revenues, general and administrative expenses were 12.0% in the period compared to 12.3% in the three months ended September 30, 2006.
     We expect our general and administrative expenses for 2007 to increase in absolute dollars and to increase modestly as a percentage of net revenues.
Litigation

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Litigation	$3,550	$—	$3,550	100.0%
     Litigation relates to a class action lawsuit filed by four former ZipAgents. The plaintiffs allege, among other things, that our expense allowance policies violate applicable law. There is a proposed settlement involving a payment of approximately $3.6 million, and a full release from any further liability on the matters raised in the lawsuit. See the description under Legal Proceedings in Part I.
Interest income
     Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Interest income	$1,147	$1,086	$61	5.7%
     Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due primarily to higher interest rates and modestly higher average balances for our cash equivalents and short-term investments.
Other income (expense), net
     Other income (expense), net consists of non-operating items, which have not been significant to date.

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Other income (expense), net	$2	$(8)	$10	120.4%
Provision for (benefit from) income taxes
     The provision for income taxes relates to our net book profit based on our best estimate of the tax provision (benefit) that will be provided for the full year.

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Provision for income taxes	$—	$81	$(81)	100.0%
     We continue to record a full valuation allowance against our deferred tax assets at September 30, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire.

Based on the full valuation allowance and the taxable loss for the three months ended September 30, 2007, the Company has not recorded a tax provision or benefit.
Comparison of the nine months ended September 30, 2007 and 2006
Net revenues
     Net transaction revenues and statistical data are presented below for comparable existing and new markets (1):

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands, except statistical data)
Net transaction revenues
Comparable existing markets	$72,269	$69,228	$3,041	4.4%
New markets	8,137	1,035	7,102	686.7%

Total	$80,406	$70,263	$10,143	14.4%

Statistical data
Number of markets
Comparable existing markets	17	17	—
New markets	15	5	10

Total	32	22	10

Number of transactions closed during the period (2)
Comparable existing markets	9,441	9,456	(15)	(0.2)%
New markets	1,486	201	1,285	639.3%

Total	10,927	9,657	1,270	13.2%

Average net revenue per transaction (3)
Comparable existing markets	$7,655	$7,321	$334	4.6%
New markets	5,476	5,146	330	6.4%
All markets	$7,359	$7,276	$83	1.1%

(1)	Comparable existing markets consist of Atlanta GA, Baltimore MD, Boston MA, Chicago IL, Dallas TX, Fresno/Central Valley CA, Los Angeles CA, Houston TX, Las Vegas NV, Miami FL, Orange County CA, Phoenix AZ, Sacramento CA, San Diego CA, San Francisco Bay Area CA, Seattle WA and Washington DC. New markets are transferred to existing markets on January 1st following the completion of their first full calendar year. The Las Vegas, Houston and Miami markets opened during 2005 and, therefore, completed their first full calendar year at of the end of 2006. Accordingly, these markets were moved to existing markets as of January 1, 2007 and are included in comparable existing markets for all periods presented. New markets and the month opened consist of:

Tampa, FL	February 2006
Orlando, FL	April 2006
Minneapolis, MN	May 2006

Austin, TX	July 2006
Palm Beach, FL	September 2006
Greater Philadelphia Area, PA	December 2006
Naples, FL	March 2007
Tucson, AZ	March 2007
Denver, CO	April 2007
Jacksonville, FL	May 2007
Salt Lake City, UT	July 2007
Richmond, VA	July 2007
Virginia Beach, VA	August 2007
Charlotte, NC	August 2007
Raleigh-Durham, NC	September 2007

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.
     The increase in our net transaction revenues of $10.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to an increase in net transaction revenues of $3.0 million in our existing markets plus an increase in net transaction revenues of $7.1 million from our new markets.
     The increase in net transaction revenues in our existing markets of $3.0 million or 4.4% was driven primarily by an increase in average net revenue per transaction of 4.6% partially offset by a modest decrease in the number of transactions closed during the period of 0.2%. We had 1,752 ZipAgents in existing markets at September 30, 2007 compared to 1,590 at September 30, 2006.
     The increase in our new markets of $7.1 million or 686.7% was driven primarily by a 639.3% increase in the number of transactions closed during the period as we opened ten new markets since September 30, 2006 and added new ZipAgents. The increase was also attributable to an increase in the average net revenue per transaction of $330 or 6.4%. We had 511 ZipAgents in new markets at September 30, 2007 compared to 157 at September 30, 2006.
Referral and other revenues
     Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Referral and other revenues	$2,286	$2,048	$238	11.6%
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

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Cost of revenues
Comparable existing markets	$41,641	$39,045	$2,596	6.7%
New markets	4,383	523	3,860	736.8%

Total	$46,024	$39,568	$6,456	16.3%

     The increase in cost of revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily related to the overall increase in transaction revenue on which we pay agent commissions.
     Cost of revenues increased in our existing markets by approximately $2.6 million related to the increase in net transactions revenue in our existing markets during the period. The cost of revenues as a percentage of existing markets net transaction revenues increased by about 1.2% primarily due to the mix of agent commissions paid as well as increased agent expense reimbursements. Additionally we made certain adjustments to our agent compensation plan to better motivate and retain our agents under the current market conditions.
     Cost of revenues increased in our new markets by approximately $3.9 million related to the increase in net transaction revenue during the period. The cost of revenues as a percentage of new market net transaction revenues increased by 3.2% primarily due to the mix of agent commissions paid. This increase in the cost of revenues percentage in new markets is expected as increasing numbers of ZipAgents achieve higher commission splits as the new markets mature.

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

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Product development	$5,329	$4,128	$1,201	29.1%
     The increase in product development expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to ongoing website development and to support new market expansion and consisted primarily of increases in salaries and benefits of $0.4 million and general technology expenses (including depreciation) of $0.7 million. As a percentage of net revenues, product development costs were 6.4% in the period compared to 5.7% in the nine months ending September 30, 2006.
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

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Sales and marketing
Comparable existing markets	$17,293	$16,391	$902	5.5%
New markets	5,885	1,693	4,192	247.6%
Regional sales support and marketing	5,128	4,314	814	18.9%

Total	$28,306	$22,398	$5,908	26.4%

     The increase in sales and marketing expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily related to the overall growth in our business principally the expansion into new markets.
     Sales and marketing expenses increased in our existing markets by approximately $0.9 million principally attributable to salaries and benefits of $0.5 million, customer acquisition costs of $0.3, occupancy and related expenses of $0.1 million. As a percentage of existing market net transactions revenues, existing market sales and marketing expenses were 23.9% in the current period compared to 23.7% in the prior year.
     Sales and marketing expenses increased in our new markets by approximately $4.2 million principally attributable to opening ten new market offices since September 30, 2006. The increased expenses consisted primarily of salaries and benefits of $1.4 million, travel of $0.1 million, customer acquisition costs of $1.2 million, occupancy and related expenses of $0.7 million and recruiting/training expenses of $0.4 million. As a percentage of new market net transactions revenues, new market sales and marketing expenses were 72.3% in the current year compared to 163.7% in the prior year.
     Regional sales support and marketing expenses increased by approximately $0.8 million principally attributable to the costs of our new market expansion personnel. As a percentage of total net transactions revenues, regional sales support and marketing expenses were 6.4% in the current period compared to 6.1% in the prior year.
General and administrative
     General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
General and administrative	$11,782	$9,556	$2,226	23.3%
     The increase in general and administrative expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was principally due to increased salaries and benefits of $0.7 million, an increase in consulting, professional fees and outside services of $0.7 million, and an increase in stock-based compensation expense of $0.8 million. Included in the increase in general and administrative expenses during the period were the expenses associated with the termination of the Company’s former CEO which totaled $0.7 million. As a percentage of net revenues, general and administrative expenses were 14.2% in the period compared to 13.2% in the nine months ended September 30, 2006.

Litigation

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Litigation	$3,550	$—	$3,550	100.0%
     Litigation relates to a class action lawsuit filed by four former ZipAgents. The plaintiffs allege, among other things, that our expense allowance policies violate applicable law. There is a proposed settlement involving a payment of approximately $3.6 million, and a full release from any further liability on the matters raised in the lawsuit. See the description under Legal Proceedings in Part I.
Interest income
     Interest income relates to interest we earn on our money market deposits and short-term investments.

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Interest income	$3,329	$2,782	$547	19.7%
     Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was due primarily to higher interest rates and modestly higher average balances for our cash equivalents and short-term investments.
Other income (expense), net
     Other income (expense), net consists of non-operating items, which have not been significant to date.

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Other income (expense), net	$2	$(8)	$10	120.4%
Provision for (benefit from) income taxes
     The provision for income taxes relates to our net book profit based on our best estimate of the tax provision (benefit) that will be provided for the full year.

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change
	(in thousands)
Provision benefit from income taxes	$—	$(179)	$(179)	(100.0)%
     We continue to record a full valuation allowance against our deferred tax assets at September 30, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. Based on the full valuation allowance and the taxable loss for the nine months ended September 30, 2007, the Company has not recorded a tax provision or benefit.

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
     As of September 30, 2007, we had cash, cash equivalents and short-term investments of $85.4 million and had no bank debt, line of credit or equipment facilities.
Operating activities
     Our operating activities used cash and generated cash in the amount of $1.3 million and $1.8 million in the nine months ended September 30, 2007 and 2006, respectively. Cash used in the nine months ended September 30, 2007 resulted from a net loss of $9.0 million, which was partially offset by $2.1 million of depreciation and amortization, $2.9 million of non-cash stock-based compensation expense and a $3.5 million reserve established for pending litigation. Cash generated in the nine months ended September 30, 2006 resulted from a net loss of $0.4 million which was offset primarily by $1.8 million of depreciation and amortization, and $1.9 million of non-cash stock-based compensation expense and from changes in other non cash operating assets and liabilities, primarily the remaining payment of $3.2 million litigation settlement.
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
Investing activities
     Our investing activities used cash in the amount of $0.1 million and generated cash of $0.2 million in the nine months ended September 30, 2007 and 2006, respectively. Cash used for the nine months ended September 30, 2007 represent net proceeds from the sales and purchases of short-term investments of $3.1 million offset by the purchases of property and equipment, furniture, and leasehold improvements totaling $3.2 million in connection with the purchase of additional server capacity, capitalization of internal use software and the build out of new district office space. Cash generated for the nine months ended September 30, 2006 was primarily related to net sales of short-term investments partially offset by purchases of property and equipment.
     We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
     Currently, we expect our remaining 2007 capital expenditures to be approximately $1.8 million. Capital expenditures for the remainder of 2007 are expected to include investing in a second data center, increased server capacity, the purchase of computer hardware and software to increase our service capacity, normal replacements of computer related office equipment and the capital cost related to opening offices in new markets. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities
     Our financing activities provided cash in the amount of $0.5 million and $0.5 million in the nine months ended September 30, 2007 and 2006, respectively. Sources of cash from financing activities primarily represented proceeds from stock option and warrant exercises.
     As of September 30, 2007, we had warrants outstanding for the purchase of an aggregate of 1,385,298 shares of our common stock at a weighted average exercise price of $3.93 per share. All of these warrants are currently exercisable at the option of the holders. If all or a portion of these warrants were exercised for cash, we could receive significant proceeds at that time.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     We lease office space under non-cancelable operating leases with various expiration dates through May 2013. The following table provides summary information concerning our future contractual obligations and commitments at September 30, 2007.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(in thousands)
Minimum lease payments	$2,299	$3,464	$2,619	$69	$8,451
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk:
Interest rate sensitivity
     Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. We believe this investment policy is prudent, and helps to reduce, but does not prevent, loss of principal, and results in minimal interest rate exposure on our investments.
     As of September 30, 2007 and 2006, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2007 and 2006, the increase or decline in fair market value of the portfolio would be approximately $0.3 million and $0.4 million, respectively.

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
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings:
     On May 4, 2007, the Company was named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, case number CV 07 2959, by four former employee agents of the Company on behalf of themselves and others similarly situated. The complaint alleged, among other things, that the Company’s policies for expense allowances and expense reimbursement in place prior to October 2005, and its policy for commission payments to agents for transactions that do not close during the period of employment, violate applicable law. The Company has reached a proposed settlement which calls for a payment of $3,550,000 and, as a result, has recorded a charge in that amount during the quarter ended September 30, 2007. The proposed settlement is expected to include a full release from any further liability on the matters raised in the complaint, and is subject to the execution of a definitive settlement agreement and court approval.

     On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, case number RG 07326622, by one former employee agent of the Company. The complaint alleges, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment for overtime. The Company is in the initial stages of investigation and discovery in this matter. However, at this time, the Company believes that its business practices at issue in this case are in compliance with applicable law, and therefore intends to vigorously defend this lawsuit.
     The Company has filed a claim for malpractice against the law firm which provided counseling in connection with certain employment matters in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al., Case No. CGC 06450765. While the Company believes it has a good case, it is too early to determine the likelihood of a recovery, or to estimate the amount of recovery, if any.
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
     We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at September 30, 2007 had an accumulated deficit of $61.2 million. While we were profitable in the second half of 2003, and for a total of seven quarters during 2004, 2005 and 2006, we experienced net losses in the four most recent quarters (including the third quarter of 2007). Our outlook is cautious given market and geopolitical uncertainties, and we expect to experience a loss for calendar year 2007 as we continue to invest in our business during this period of market softness.
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
     We expect that we will continue to increase our expenses, including marketing and customer acquisition expenses and expenses incurred as a result of increasing the number of agents we employ. As we seek to grow our business in existing markets and expand to new markets, we cannot guarantee our business strategies will be successful or that our revenues will ever increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.
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
     We believe NAR’s policy and the DOJ action reflects a high degree of uncertainty regarding the real estate industry’s incorporation of and willingness to work with VOWs. Our success may be significantly affected by the outcome of the DOJ’s action. It may also be affected by the willingness of individual MLS’ to work cooperatively with VOW businesses such as ours.
We may be unable to integrate our technology with each MLS on a cost-effective basis, which may harm our operating results and adversely affect our ability to service clients.
     Each MLS is operated independently and is run on its own technology platform. Each has adopted its own rules and regulations. As a result, we must constantly modify our technology to successfully interact with each independent MLS in order to maintain access to that MLS’s home listings information. In addition, when a new MLS is created, we must customize our technology to work with that new system. These activities require constant attention and significant resources. We may be unable to successfully interoperate with the MLSs without significantly increasing our engineering costs, which would increase our operating expenses without a related increase in net revenues and cause our operating results to suffer. We may also be unable to interoperate or work with the MLSs effectively, or at all, which would likely adversely affect the demand for our services.
Our business could be harmed by transitions in the real estate markets and economic events that are out of our control and may be difficult to predict.
     The success of our business depends in part on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings as well as other changes in local regional or national economic conditions. The purchase of residential real estate is a significant transaction for most consumers, and one which can not only be delayed or terminated based on the availability of discretionary income, but also can be delayed or terminated based on macroeconomic factors. Economic slowdown or recession, changes in the availability of mortgages or extension of credit, rising interest rates, adverse tax policies or changes in other regulations, lower availability of credit, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disaster, oil price spikes or the public perception that any of these events may occur, could adversely affect the demand for residential real estate and would harm our business. Also, if the availability of mortgages or other financing options decline, or if interest rates increase significantly, homeowners’ ability to purchase a new home or a higher priced home may be reduced as higher monthly payments would make housing less affordable. In addition, these conditions could lead to a decline in transaction volume and sales prices, either of which would harm our operating results.
     Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as increases in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 80% in 2006 compared to 2005, and months of inventory increased approximately 84% in December 2006 compared to December 2005. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. According to NAR, national sales of existing homes fell 8.4% to 6.48 million in 2006 from 7.08 million in 2005. According to NAR, nationally sales of existing homes fell 19.1% year-over-year in September 2007 to a seasonally adjusted rate of 5.04 million. In the State of California, the California Association of REALTORS® reported that sales of existing homes declined 23% in 2006 compared to 2005 and declined 38.9% year-over-year during the month of September 2007. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity.
The recent tightening in the availability of credit, particularly with respect to lenders in the mortgage market, may negatively impact the housing market.
     Consumer access to mortgage financing has been affordable and widely available by historic standards in recent years. The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability, and the performance of mortgage backed securities in the secondary market. Since the fall of 2005, the residential real estate market has been softening as interest rates have been increasing. In addition, lender underwriting criteria began to change in 2006 as a result of tighter lending standards. Underwriting criteria changed further in 2007 as a result of tightening credit conditions caused by weakness in the housing market and rising foreclosures. Currently, we perceive there is a disruption in the availability of funds for mortgages as investors, who buy loans and securities backed by mortgages, are tightening credit standards and/ or exiting the market for loans that aren’t guaranteed by Fannie Mae or Freddie Mac. We also believe an entire group of loan products, including subprime and some Alt A loans, have become less available and pressures are building on prime, non-conforming loans (principally loans of more than $417,000, the limit observed by Fannie Mae and Freddie Mac). If these borrowers face higher interest rates, many may postpone or cancel home buying plans. When interest rates rise and when underwriting criteria becomes more restrictive, housing may become less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, leading to fewer transactions or reduction in home prices, either of which may reduce revenues. Should we not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results will be negatively impacted.
Foreclosures and short sales may cause significant disruption in our business.
     There has been a significant increase in the number of homes which are now in foreclosure and have involved a short sales. A short sale includes a sale where the sale price is less than the loans or debt secured by the home listed for sale. This may cause further softening in the real estate industry, which tends to decrease home prices, and delays the sales process as short sales can be complicated to complete.
Our business model is new and unproven, and we cannot guarantee our future success.
     Our Internet-enabled residential real estate brokerage service is a relatively new and unproven business model, and it has evolved, and may continue to evolve, over time. Our business model differs significantly from that of a traditional real estate brokerage firm in several ways, including our heavy reliance on the Internet and technology and our employee agent model. The success of our business model depends on its scalability and on our ability to achieve higher transaction volumes at an overall lower cost per transaction in order to offset the costs associated with our technology, employee benefits, marketing and advertising expenses and discounts and rebates. If we are unable to efficiently acquire clients and maintain agent productivity in excess of industry averages, our ZipAgents may close fewer transactions and our net revenues could suffer as a result. Also, given that our agent employee model is uncommon in the real estate industry, our compensation structure could be subject to legal challenge, and has been challenged as discussed under “Legal Proceedings” in Part II, Item 1 of this report. In addition, our agents generally earn a lower per transaction commission than a traditional independent contractor agent. If we are unsuccessful in providing our agents with an attractive value proposition, whether through more opportunities to close transactions or otherwise, when compared to the traditional model, our ability to hire and retain qualified real estate agents would be harmed, which would in turn significantly harm our business.
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
     Historically, we have experienced a high degree of agent turnover, most of which occurs in the first few months after commencing employment. This turnover has required us to expend a substantial amount of time and money to replace agents who have left as we have been growing our business. If this situation worsens, our rate of expansion into new markets could be slowed and we will continue to employ a significantly higher number of new agents with less experience operating in our business model, which could cause us to be less effective at expanding our market share in our existing markets and entering new markets.
We may incur additional expenses or liabilities if our current or former compensation or expense allowance or reimbursement policies are found to violate federal or state wage and hour laws.
     Because our ZipAgents are employees and not independent contractors, we are subject to federal and state regulation of our employment practices, including compensation and expense reimbursement for our ZipAgents. We rely on federal and state exemptions from minimum wage and fair labor standards laws for our ZipAgents, who are compensated primarily through commissions and who are reimbursed for certain business expenses. Such exemptions may not continue to be available, or we may not qualify for such exemptions, which could subject us to penalties and damages for non-compliance. For example, Nevada recently approved legislation that preempts the federal “outside sales exemption” from paying minimum wage and overtime in that state. That legislation takes effect on November 1, 2007. Accordingly, on November 1, 2007 we will begin paying ZipAgents in Nevada minimum wage offset against future commissions, and overtime subject to prior manager approval. Also, some states, such as California, have laws requiring the reimbursement of employee expenses, which caused us to change our compensation practices in 2005. Our current and former compensation and expense allowance and reimbursement policies are challenged from time to time through litigation and administrative complaints, including the class action lawsuits described in this Form 10-Q under Part II, Item 1, “Legal Proceedings.” If exemptions from paying minimum wages are not available in states where we desire to expand our operations or if they cease to be available in the states where we currently operate, or if we are required by federal or state laws to pay additional compensation or to reimburse additional expenses, we may incur significant expenses, be subject to lawsuits and administrative complaints, and be required to modify our agent compensation structure in some or all states, which could cause our compensation practices to be less attractive to agents or more expensive to the Company.
Our failure to effectively manage the growth of our ZipAgents and related technology could adversely affect our ability to service our clients.
     As our operations have expanded, we have experienced rapid growth in our headcount from 1,963 total employees, including 1,747 ZipAgents, at September 30, 2006 to 2,539 total employees, including 2,263 ZipAgents, at September 30, 2007. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.

Our failure to effectively manage the growth of our control systems could adversely affect our ability to maintain legal compliance.
     As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. This ability is particularly critical as we implement new systems and controls to help us better comply with the stringent requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Effective internal control over financial reporting is required by law and is necessary for us to provide reliable financial reports and effectively prevent fraud. Effective disclosure controls and procedures are required by law and are necessary for us to file complete, accurate and timely reports under the Securities Exchange Act of 1934. Our ability to manage the growth of our control systems and maintain legal compliance could be thwarted by many factors, including turnover in management and the lack of adequate staffing with the requisite expertise and training. Any inability to provide reliable financial reports or prevent fraud or to file complete, accurate and timely reports under the Securities Exchange Act of 1934 could harm our business, harm our reputation and result in a decline in our stock price. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan.
If we fail to comply with real estate brokerage laws and regulations, we may incur significant financial penalties or lose our licenses to operate.
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

If any of our core services fails to comply with applicable federal and state law and regulations, we may incur significant financial penalties or lose licenses required to provide these services.
     We are currently exploring and beginning to implement several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. For example, as discussed above, we have entered into a co-marketing arrangement with E-LOAN, Inc. to provide the mortgage center on our website in exchange for a flat monthly fee established on a periodic basis. Also, we have formed a joint venture with a title insurance company to explore the offering to our clients of title insurance service in one or more of our markets, and we have formed a subsidiary to offer insurance services in certain markets.
     These core services may be subject to regulation at both the federal and state level, including, in certain instances, regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act, or RESPA, state and local licensing laws and regulations (whether applicable to us or third parties with whom we have arrangements) and federal and state advertising laws, fair lending and insurance-related laws and regulations. Some of these laws and regulations, such as RESPA, do not offer definitive requirements for compliance, making it difficult to determine conclusively whether these core services will comply. The laws of the states in which we conduct business often vary considerably regarding the legality of and licensing requirements for conducting certain business practices, including the payment of compensation, in connection with offering mortgage, title insurance and other insurance products, and these states often do not provide definitive guidance concerning when these practices are illegal or require licensure, which can make it difficult to determine whether our practices are in legal compliance. In addition, to the extent that these core services are offered through affiliates or arrangements with independent third parties, we may have little ability to ensure that these parties comply with applicable laws and regulations. Also, as these core services are expanded into new markets, they will need to obtain and maintain the required licenses, which may be difficult to obtain, and comply with the applicable laws and regulations of these markets, which may be different from the laws and regulations to which they were previously subject, all of which will increase compliance costs.
     If our practices in offering these core services fail to comply with applicable laws and regulations (including if we fail to maintain any necessary licenses, whether through the loss of individuals or entities licensed to perform these services or otherwise, or if our practices are performed or compensated without required licenses), we and the other parties providing the core services may be required to pay fines or return commissions received and may be subject to other civil or criminal penalties under actions by government agencies or clients, and the licenses needed to provide these core services may be suspended, revoked or denied. Any of these events could also cause disruption in the relationships between us and the other parties involved in offering these core services. Consequently, any failure to comply with application laws and regulations may have a material adverse effect on our business, financial condition and operating results, and may limit our ability to expand our core services into new markets.
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
      We currently operate in 32 markets, including 17 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, in 2005 we commenced operations in Las Vegas in April, Houston in June and Miami in October. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater Philadelphia area in December. To date in 2007 we have commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August and Raleigh-Durham in September 2007. We have announced plans to enter Long Island and Westchester County in the fourth quarter of 2007 and may open additional markets. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to successfully establish our brand in those markets. We consider many factors when selecting a new market to enter, including:
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

     Before opening Las Vegas in 2005 we had not entered a new geographic market since July 2000 and have limited experience expanding into and operating in multiple markets, managing multiple sales regions and addressing the factors described above. In addition, this expansion could involve significant initial start-up costs. We expect that significant revenues from any new market may be achieved, if ever, only after we have been operating in that market for some time and begun to build market awareness of our services. As a result, geographic expansion is likely to significantly increase our expenses and cause fluctuations in our operating results. In addition, if we are unable to successfully penetrate these new markets, we may continue to incur costs without achieving the expected revenues, which would harm our financial condition and results of operations.
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
     We plan to continue conducting and refining our online advertising and possibly to test and conduct print, radio, direct mail and outdoor campaigns. We plan to increase our online advertising expenditures in the near future. While we intend to enhance our marketing and advertising activities in order to attract and retain both clients and employees, these activities may not have a material positive impact on our brand identity. In addition, developing our brand will depend on our ability to provide a high-quality consumer experience and high quality service, which we may not do successfully. If we are unable to develop, maintain and enhance our brand, our ability to attract new clients and employees and successfully expand our operations will be harmed.
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
     We also compete or may in the future compete with various online services, such as InterActiveCorp and its LendingTree unit, HouseValues, Inc., HomeGain, Inc., Move, Inc. and its REALTOR.com® affiliate, Zillow and Yahoo! Inc. that also look to attract and monetize home buyers and sellers using the Internet. Move is affiliated with NAR, the National Association of Home Builders, or

NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages. In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. In order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces.
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
     A significant component of our value proposition to our home buyer clients is a cash rebate provided to the buyer at closing. Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Certain states, such as Alaska, Kansas, Louisiana, Mississippi, New Jersey, Oklahoma, Oregon and Tennessee, may presently prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured, including Missouri and New York, although we have received guidance from the New

York State Attorney General’s office indicating that the applicable law in New York would not be interpreted and/or enforced in such a way as to restrict rebates to consumers. In connection with entry into the Greater Philadelphia area, we entered the New Jersey market, where the payment of cash rebates is currently not permitted by law. Consequently, in New Jersey, in lieu of offering a cash rebate to our buyers, we make a donation to a local charity through United Way equal to 20% of our commission in cash upon closing. Should we decide to expand into any of these other states where the payment of cash rebates are restricted or prohibited, we may need to adjust our pricing structure or refrain from offering rebates to buyers in these states. Moreover, we cannot predict whether alternative approaches will be cost effective or easily marketable to prospective clients. The failure to enter into these markets, or others that adopt similar restrictions, or to successfully attract clients in these markets, could harm our business.
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
     In addition, because each state in which we do business requires us to be a licensed real estate broker, and residents of states in which we do not do business could potentially access our website, changes in Internet regulation could lead to situations in which we are considered to “operate” or “do business” in such states. Any such change could result in potential claims or regulatory action.
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
     The residential real estate market traditionally has experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. Historically, this seasonality has caused our revenues, operating income, net income and cash flow from operating activities to be lower in the first and fourth quarters and higher in the second and third quarters of each year. However, there can be no assurance that the seasonality pattern for fiscal year 2007 or any fiscal year will be consistent, and macroeconomic changes in the market could mask the impact of seasonality.
     Factors affecting the timing of real estate transactions that can cause our quarterly results to fluctuate include:
•	timing of widely observed holidays and vacation periods and availability of home buyers and sellers, real estate agents and related service providers during these periods;

•	a desire to relocate prior to the start of the school year;

•	inclement weather, which can influence consumers’ desire or ability to visit properties;

•	timing of employment compensation changes, such as raises and bonuses;

•	the time between entry into a purchase contract for real estate and closing of the transaction; and

•	the levels of housing inventory available for sale.
     We expect our revenues to continue to be subject to these seasonal fluctuations, which, combined with our recent growth and macroeconomic market changes, make it difficult to compare successive quarters.
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
     Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 35% of our net transaction revenues in the quarter ended September 30, 2007 in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of regional disasters in these areas, such as earthquakes, harsh weather, economic or market conditions or other events outside of our control, such as shifts in populations away from markets that we serve. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
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
     If we need to obtain a license for the infringing technology, it may not be available on reasonable terms, if at all. Developing alternative non-infringing technology could require significant effort and expense. If we cannot license or develop alternative technology for the infringing aspects of our business on attractive terms, we may be forced to limit our product and service offerings. Any of these results could reduce our ability to compete effectively, and harm our business and results of operations.
We have undergone significant management transitions recently and need to successfully integrate new members of the management team as well as retain key personnel or our business could be harmed.
     The loss of the services of one or more of our key personnel could seriously harm our business. For example, Gary M. Beasley, our former President and Chief Financial Officer, departed on January 5, 2007 and Richard F. Sommer, our fomer Chief Executive Officer, departed on June 4, 2007. Mr. Sommer was succeeded by Mr. Joseph Patrick Lashinsky, who assumed the position of President on January 8, 2007 and the additional position of Chief Executive Officer on June 4, 2007, and Mr. David A. Rector assumed the position of Chief Financial Officer on May 3, 2007. Our success depends on the contributions of Mr. Lashinsky and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. With the exception of Mr. Lashinsky, none of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.

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
     From time to time, we implement changes to our agent compensation policies to achieve certain goals, for example, the improvement of agent productivity and retention. Recently, we implemented a program to pay higher commission splits to a select number of our agents as the cumulative number of deals they close increases. Our goal for this program is to incent all of our agents to achieve higher levels of productivity and to thereby increase our profits. However, we anticipate that the implementation of this program may cause a slight decrease in our gross margin. We may, in the future, opt to implement additional changes in our agent compensation policies that may decrease our profit margins with the goal of increasing our profits.
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
     In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. Also, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources and could harm the price of our common stock. Although we carry general liability and errors and omissions insurance, our insurance may not cover claims of these types or may be inadequate to protect us from all liability that we may incur.
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
     As of September 30, 2007, we had 23,279,205 shares of common stock outstanding. All of these shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
     In addition, we have registered approximately 6.0 million shares of common stock that have been issued or reserved for future issuance under our stock incentive plans. Of those shares, options for 1,908,734 shares were exercisable as of September 30, 2007 and, if those options are exercised, those shares are eligible for sale. Also as of September 30, 2007, we had outstanding warrants for 1,385,298 shares that were fully vested and, if those warrants are exercised, those shares will be eligible for sale, subject to any Rule 144 waiting periods, volume, and other restrictions. As of November 1, 2007, warrants for 1,184,917 of those shares remained outstanding. Nearly all of those warrants (representing 1,181,633 shares) are exercisable at $3.93 per share and expire on the following dates: December 17, 2007 (965,875 shares), February 18, 2008 (31,491 shares), and June 27, 2008 (184,267 shares). Any sales of those shares prior to expiration of the warrants could have a dilutive effect on our stock price.
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
Item 5. Other Information:
     The Company hereby clarifies a statement made during the question and answer portion of its November 7, 2007 earnings call concerning its expense reimbursement policy: For California agents, the Company reimburses all necessary and reasonable business expenses that agents incur as a result of their job performance, as set forth in its expense reimbursement policy. For agents outside of California, the Company reimburses certain necessary and reasonable business expenses, subject to specific limitations set forth in its expense reimbursement policy, after agents have achieved certain pre-determined performance standards. Additionally, the Company bears the cost of providing materials and services related to marketing a home listed with the company.
Item 6. Exhibits:
     The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.
By:	/s/ David A. Rector
David A. Rector
Senior Vice President and Chief Financial Officer

     Date: November 9, 2007

Exhibit Index

Exhibit number	Description
3.1(a)(1)	Amended and Restated Certificate of Incorporation

3.2(a)(1)	Bylaws

10.1(2)*	Separation Agreement and Release with Richard W. Williams dated September 14, 2007

10.2(2)*	Restricted Stock Award Agreement with J. Patrick Lashinsky dated September 13, 2007

10.3(2)*	Stock Option Award Agreement with J. Patrick Lashinsky dated September 13, 2007

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on September 19, 2007.

*	Identifies a management contract or compensatory plan or agreement required to be filed as an exhibit of this report.