Form 10-K
period 2007-12-31
ZIPREALTY INC
filed 2008-03-17
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51002

ZIPREALTY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer identification number)

2000 POWELL STREET, SUITE 300	94608
EMERYVILLE, CA	(Zip Code)
(Address of principal executive offices)

(510) 735-2600
(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchanged on Which Registered:

Shares of Common Stock, $0.001 par value	The NASDAQ Stock Market

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐
                         (Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (meaning all shares not beneficially owned by directors or executive officers of the registrant or their known affiliates) was approximately $97.7 million (based on a price of $7.50 per share, which was the closing price of the registrant’s common stock on The NASDAQ Stock Market) on the last business day of the registrant’s most recently completed second fiscal quarter.

We had 23,649,160 shares of common stock outstanding at March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 incorporate by reference information from the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2007.

Statement regarding forward-looking statements

This report includes forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and operations, and plans and objectives of management are forward-looking statements. The words “believe,” “may,” “will,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict,” “project,” “designed,” “provides,” “facilitates,” “assists,” “helps” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	trends in the residential real estate market, the market for mortgages, and the general economy;

•	our future financial results;

•	our future growth and expansion into new markets;

•	our future advertising and marketing activities; and

•	our future investment in technology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K or in materials incorporated herein by reference.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Except as otherwise required by law, we do not intend to update or revise any forward-looking statement contained in this report.

Trademarks

“ZipRealty,” “ZipAgent,” “ZipNotify,” “Your home is where our heart is” and “Real Estate Redefined” are our registered trademarks in the United States. We also own the rights to the domain name “www.Real-Estate.com.” “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

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

OVERVIEW

We are a full-service residential real estate brokerage firm, using our user-friendly website and employee real estate agents to provide home buyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform helps to reduce costs, allowing us to pass on significant savings to consumers. With operations in 33 markets, we employ over 2,000 sales agents, known as ZipAgents, all of whom are licensed in their local markets, are members of the National Association of REALTORS®, or NAR, and work for us on an exclusive, full-time basis. We believe that this unique employee-based model in an industry characterized almost exclusively by independent contractors provides us with a distinct competitive advantage in being able to consistently deliver outstanding service to our clients.

Through our website, registered users can access a broad range of current information and powerful tools to research and commence the process of buying or selling a home, including direct access to comprehensive local Multiple Listing Service(s), or MLS(s), home listings data, such as asking prices, home layouts and other features. Each MLS is a database of available homes listed for sale by participating member agents to facilitate broker cooperation. We also provide information in addition to MLS data, including neighborhood attributes, new home listings, school district information, comparable home sales data, maps and driving directions. We attract users to our website through a variety of marketing channels, including online advertising, word of mouth and advertisements in traditional media.

Our proprietary ZipAgent Platform, or ZAP, automatically matches registered users with our local ZipAgents who market and assist in providing our real estate brokerage services, including showing properties to our buyers and listing and marketing properties on behalf of our sellers, as well as assisting in negotiating, advisory, transaction processing and closing activities. We also offer our buyers the option of choosing their ZipAgents after reviewing the agent profiles we post on our website. Our ZAP technology also includes a customer relationship management system that identifies and analyzes user behavior on our website allowing us to provide more relevant information and service to clients and a business management system that allows our managers to monitor the activities of our ZipAgents to verify a high level of client service. According to a 2007 survey by the California Association of REALTORS®, 93% of home buyers who used the Internet as an important part of their overall home buying and selection process were satisfied or very satisfied, compared to only 61% for traditional home buyers who did not use the Internet as an important part of their process.

Our business was incorporated under the laws of the state of California in 1999, and was reincorporated as a Delaware corporation in May 2004. We have grown significantly since inception and we generate revenues principally from earning brokerage commissions in connection with representing buyers and sellers of residential real estate. As of March 1, 2008, we had approximately 1.7 million active registered users who had accessed our website within the last year. From our inception through December 31, 2007 we have closed over 57,000 real estate transactions with an aggregate transaction value of approximately $19.3 billion. We currently have operations in Atlanta, Baltimore, Washington D.C., Boston, Chicago, Dallas, Los Angeles, Orange County, Phoenix, Sacramento, San Diego, the San Francisco Bay Area, Seattle, Las Vegas, Houston, Miami, Orlando, Palm Beach, Tampa, Minneapolis/St Paul, Austin, the Greater Philadelphia area, Fresno/Central Valley, Naples, Tucson, Denver, Jacksonville, Richmond, Salt Lake City, Virginia Beach, Charlotte, Raleigh-Durham, and Westchester County. We operate in one reportable segment; financial information is included in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

The U.S. residential real estate market

The residential real estate industry is one of the largest industries in the United States. According to REAL Trends, an industry research firm, residential real estate sales totaled over $1.86 trillion in 2006. Also according to REAL Trends, sales of existing homes comprise the vast majority of the residential real estate market, accounting for $1.60 trillion of 2006 total home sales. Additionally, REAL Trends reported that total residential real estate brokerage commissions and fees, which are primarily derived from existing home sales, were approximately $59.7 billion in 2006. We believe that favorable demographic, cultural and economic trends have contributed to consistent long-term growth in the residential real estate industry. From 1983 to 2006, the residential real estate industry grew at a compound annual growth rate of 9% in terms of aggregate sales volume.

The residential real estate brokerage market is highly fragmented. According to REAL Trends, the 10 largest brokerage firms accounted for less than 9% of all brokered residential real estate transaction volume in 2006, and the single largest firm accounted for less than 5% of total transaction volume. According to NAR, there were approximately 1.3 million members of NAR in the United States and its territories as of January 31, 2008.

Some brokerage firms are affiliated with national franchise brands, such as Century 21, Coldwell Banker, Prudential and RE/MAX. The franchise brands typically do not directly own and operate brokerage firms, but rather license their brand names and trademarks and provide other marketing support to franchisee brokerage firms. These brokerage firms typically engage agents to work for them as independent contractors and as a result franchisors and franchisees have limited direct influence over the client relationship or the quality of client service.

Traditional real estate transaction process

The traditional real estate transaction process centers on real estate agents, who act as the principal intermediary between home buyers and sellers and control the flow of information to both. Prior to the increased influence of the Internet, prospective home buyers and sellers would typically rely on their agents, word of mouth, newspapers and local publications for information regarding homes available for sale. Information presented in traditional media has historically been limited, often consisting of only a single photo and a brief description.

In order to gain access to a broader range of information, prospective home buyers have typically engaged an agent. One of the primary benefits traditionally offered by an agent has been access to MLS home listings data and the ability to search and filter that data based upon specified criteria. Because consumers have not traditionally had direct access to this data, the agent has exercised primary control over the process of searching and filtering the MLS data under this system. Consequently, consumers have not been assured of access to comprehensive and relevant information. Prospective home buyers have relied on the agent to identify and show them relevant properties and typically have spent a great deal of time physically viewing these properties. Therefore, consumers have spent unnecessary time visiting homes that they would have decided not to visit, and may have failed to visit homes that would have been of interest, than if they had access to more comprehensive information.

Traditionally, prospective home sellers have had similarly limited opportunities to investigate the current market or to efficiently and effectively market and sell their homes. Sellers typically have called a local agent to list their home for sale and relied on that agent to give them guidance on the market value of the home and the most effective manner to successfully market and sell the home. The agent has then entered into an exclusive listing agreement with the seller and posted the property for sale in the local MLS. Commissions have varied from market to market, but generally have ranged from 5% to 6% of the total sales price of the home. Many agents and brokerages have been reluctant to compete on price and instead have relied on historical market commission percentages to set their rates. The commission is paid by the seller at the closing and is typically split between the buyer’s agent and the seller’s agent.

Increasing use of the Internet in the residential real estate transaction process

Consumers are increasingly using the Internet as a key source of information in buying or selling a home. The 2007 National Association of REALTORS® Profile of Home Buyers and Sellers cites that buyers’ use of the Internet to search for homes has increased, rising from 71% in 2003 to 84% in 2007. The Internet provides a highly effective means for consumers to research information about homes in an industry that is data intensive yet historically has suffered from a lack of broad access to comprehensive and timely property listings information for consumers. The interactivity of the Internet also allows consumers to better conduct targeted searches and research relevant data about desired homes or areas. The ability to provide multiple images and rich media makes the Internet a highly effective means for brokerage firms to market and consumers to research homes.

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

Challenges for agents.  Agents often have difficulty generating consistent transaction volume, resulting in inconsistent earnings. Some contributing factors include:

•	need to spend considerable personal time and money generating business;

•	limited resources to properly manage client relationships and transaction processes; and

•	responsibility for other business expenses and access to personal benefits, such as health insurance.

Challenges for brokerage firms.  Traditional brokerage firms have difficulty differentiating their services and effectively managing agents and ensuring client satisfaction. Some contributing factors include:

•	independent contractor nature of agent relationship limits accountability and managerial effectiveness;

•	ownership and management of client relationships resides with the agents, limiting broker relationships with clients; and

•	low levels of client and agent loyalty.

OUR BUSINESS MODEL

We are a full-service residential real estate brokerage firm, using our user-friendly website and employee real estate agents to provide homebuyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform helps to reduce costs, allowing us to pass on significant savings to consumers. The key attributes of our solution include:

Addressing challenges for home buyers and sellers

We use the Internet to empower consumers.  Through our website, we provide our registered users with comprehensive, free and unrestricted access to all currently available home listings posted on the MLSs in our markets and the ability to research and compare homes. Our MLS data is updated at least once per day in each of our markets. In certain markets, we also provide free access to new home listings posted by our builder partners. We also provide valuable information and services to potential home buyers through our website, such as home and neighborhood content, automated screenings and notifications of available homes that meet specified criteria, the ability to schedule home viewing appointments or make offers online and financing pre-approval. We offer home sellers online comparative marketing tools and virtual tours, as well as broad marketing distribution through the MLS, Internet and traditional media.

We focus on delivering high-quality service with a client-centric approach.  Our solution is built around the client, not the agent. We acquire a majority of our client leads and provide ongoing value-added services through the Internet, allowing us, rather than exclusively our agent, to control the client relationship. With our employee model, we hold our agents accountable for consistently delivering a high level of client service and satisfaction. We monitor each of our ZipAgents through our ZAP technology to verify a high level of responsiveness and to assist us to address quickly any potential issues. To back up our commitment to client service, we offer our closed clients a $250 cash refund if they are unsatisfied with our services. In addition, our clients can influence the compensation paid to their ZipAgent based upon the results of a client satisfaction survey.

Our business model is designed to offer a compelling consumer value proposition.  Our use of the Internet, proprietary technologies and business processes allow us to offer significant cash rebates to our buyers and reduced commissions to our sellers, where permitted by law. Our business model assumes we will pay each of our home buyers an amount equal to 20% of our commission in cash upon closing (except in New Jersey, where such payments are currently not permitted by law) and offer our home sellers up to a 25% discount off of standard commissions in their particular market. In New Jersey, in lieu of offering a cash rebate to our buyers, our business model assumes we will make a donation to a local charity through United Way equal to 20% of our commission in cash upon closing.

Addressing challenges for agents and brokerage firms

We use proprietary business management technologies and processes to increase operational efficiency and provide excellent client service.  Our proprietary ZAP technology utilizes the interactivity, broad availability and efficiencies of the Internet to allow us to increase ZipAgent productivity. After a new client completes the registration process, our ZAP technology automatically monitors the client’s searching behavior from the initial search session and assigns that client to a ZipAgent who specializes in the specific territories most frequently searched by that client during that initial session, or in the territory where the property to be sold is located. We also offer our buyers the option of choosing their ZipAgents after reviewing the agent profiles we post on our website. Only leads that are qualified, meaning that the client has completed the registration process and has conducted at least one home search or owns a property to be sold in an area in which we do business, are assigned to our ZipAgents, allowing our agents a steady flow of clients who are searching in the territories in which they specialize. Our ZAP technology also provides a system for organizing and prioritizing these leads, valuable customer relationship management, or CRM, tools and visibility into client website behavior. Our ZAP technology also allows our managers to observe and manage how our ZipAgents are servicing our clients. We also have proprietary transaction support tools and a dedicated group of service professionals to help our ZipAgents close transactions more efficiently. We believe our integrated consumer website and ZAP technology are difficult to replicate and allow us to manage employees effectively, significantly scale our business to meet client needs, and provide outstanding client service.

Our business model is designed to offer a compelling value proposition to agents.  We believe our employee-based model and ZAP technology offer a unique and attractive proposition to agents compared with that found at traditional brokerages, including the ability to work more efficiently and close more transactions. We design, implement and bear the cost of all marketing programs for our ZipAgents, including the delivery of a steady flow of client leads, allowing them to focus on serving clients rather than generating new business. Additionally, all of our ZipAgents receive comprehensive initial training and participate in various ongoing training activities. All of our ZipAgents are full-time ZipRealty employees and after completing six months of employment are eligible for employee benefits including company-sponsored health, welfare, retirement and equity incentive plans. We believe that a number of factors contribute to our ZipAgents’ ability to close more transactions than are typically closed in the industry, in particular:

•	our ZipAgents receive a steady flow of qualified leads without individual marketing efforts, allowing them to rapidly develop a good pipeline of clients;

•	our ZAP technology, with its proprietary CRM tools, allows our ZipAgents to remain organized and communicate and sell effectively with numerous clients at the same time; and

•	our system includes closing support infrastructure that allows our ZipAgents to spend less time on closing tasks and more time on new clients than would otherwise be possible without this support in place.

The average monthly productivity of our total agent population was approximately 0.6 transactions per ZipAgent in 2007. For full years 2003, 2004, 2005, 2006 and 2007, the average monthly productivity of our ZipAgents ranged from 0.6 to 1.3 transactions per ZipAgent. We calculate the average monthly productivity of our ZipAgents for a full year by dividing the average monthly number of transactions closed during the year by the average number of ZipAgents employed at the beginning of each month during the year. We do not adjust the denominator for ZipAgents hired, or who leave us during the month. The productivity level of our ZipAgents who have been with us in excess of six full months is considerably higher than the average level achieved by all our ZipAgents.

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

Enhance the ZipRealty brand

We believe that enhancing the ZipRealty brand will heighten awareness of our company and increase the number of home buyers and sellers who use our services and ultimately increase the number of transactions that we close. We plan to increase our brand awareness by increasing our word of mouth marketing through such initiatives as increased use of our “refer a friend” feature, marketing our services through our large and growing base of past clients, and continued strong press coverage and media attention. In addition, we believe that we can enhance our brand by continuing to focus on client service, with the objective of creating lifelong relationships with our clients and increasing repeat and referral business.

Continue to invest in technology and our people to increase operational efficiency

We plan to continue improving our proprietary technology platform to increase ZipAgent productivity and provide consistently high levels of client service and satisfaction. We intend to continue to design tools that help our ZipAgents better qualify and prioritize leads and identify levels of client responsiveness, and to implement communication services that allow our ZipAgents to be more responsive and productive. In addition to enhancing our technology, we intend to continue to refine our recruiting and training programs and provide our ZipAgents with additional field support in an effort to continue increasing ZipAgent productivity. Our centralized infrastructure is designed to enable us to rapidly expand our business and take advantage of economies of scale.

Expand operations into new geographic markets

We believe that there is a significant opportunity to continue to expand our services into new geographic markets represented by over 250 U.S. metropolitan statistical areas, or MSAs. We currently operate in 33 markets, including 18 of the 25 most populous U.S. MSAs. In 2007, we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September, and Westchester County in December. To date in 2008, we have announced we will commence operations in Long Island and have plans to enter one to three additional markets depending on market conditions. We are currently evaluating the relative attractiveness of other markets and developing entry strategies and timelines. In determining which markets we intend to expand into and in what order, we consider a variety of criteria, including demographics, business climate, housing market, competition, technology fit, robustness of MLS information and regulatory environment. Currently, several states prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured. Should we decide to expand into any of these states, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states.

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

OUR CONSUMER WEBSITE AND SERVICES

Our real estate services enable consumers to exercise more control over the home buying or selling process from the comfort of their home or office. We believe consumers enjoy an Internet-enabled, easy-to-use approach to the real estate process and have access to a team of local ZipAgents. Our ZipAgents typically have extensive market knowledge of the metropolitan areas they serve and are required to be active members of their local, state and national real estate and MLS associations. In addition, our website, www.ziprealty.com, provides a step-by-step approach to guide clients through the home buying and selling process. Our website and agent platform software is proprietary to us. We enhance our website by including information such as home listings, neighborhoods and recent home sales that we obtain from local MLSs and other third party providers.

Comprehensive MLS access for home listings data

We offer individuals who register on our website access to comprehensive available home listings data, including pictures, from the local MLSs in the markets in which we operate. As active members of the MLSs in the markets we serve, we organize the data from each MLS database and provide it directly to consumers on our website. Unlike many real estate websites, we show listings from all broker participants in the MLSs, not just our own listings. We update this data frequently, at least once a day and often multiple times daily. Our website is password protected, so only individuals who provide basic registration information, agree to our terms of use and then return to our site to input a code which we email to them at the time of their registration are able to access comprehensive home listings data. Consumers can search for homes based upon numerous criteria, including location, price, square footage, number of bedrooms and bathrooms, map geography, distance from a specified address, and other characteristics and amenities such as lot size, whether a home has a fireplace or central air conditioning, and numerous other features. We do not show information from the MLS databases that is marked as confidential, such as information relating to home security.

ZipNotify

One of our most popular consumer website tools is called ZipNotify, which allows consumers to receive an automatic email notification each time a property that meets their desired search criteria is listed on the local MLSs. Since we update our listings information at least once per day in each market, our registered users are able to learn about new listings in a timely manner. In markets that are characterized by short supply, this tool provides our clients a competitive advantage over other consumers who might have to wait for their agent to learn about the listing and then contact them with the information. The ZipNotify tool is also interactive, so with one click the consumer can login to see more detailed information on the home, schedule a visit with one of our ZipAgents to see the home, or send an email to one of our ZipAgents requesting more information about the property. Our number of ZipNotify messages has grown steadily, and averaged over 20.8 million per month in 2007 compared to over 16.1 million per month in 2006 and over 12.2 million per month in 2005.

Neighborhood data and related information

Our system is designed to provide consumers with access to a broad range of information, in addition to the MLS data, about their potential home without having to rely on an agent or other party to provide that information for them. Consequently, our website includes several tools to help our clients educate themselves during the process, including relevant neighborhood data such as population, comparable home sales, average income, education level, occupation mix, cost of living, crime statistics, weather, school district information, maps and driving directions.

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

Financing pre-approval

Obtaining pre-approval for a home purchase prior to submitting an offer can greatly strengthen the quality of an offer for our buyers. Therefore, we offer our clients a pre-approval option on our website through the ZipRealty Mortgage Center, which is provided by one or more independently owned and operated mortgage companies such as E-LOAN, Inc. Clients input all of the required data into the online form, and the pre-approval process can be completed in a matter of minutes. Clients can conveniently print out their own pre-approval letters from the mortgage company to submit with offers. Clients can also call the mortgage company through our mortgage center for additional assistance.

ZIPAGENT PLATFORM

Our ZipAgent Platform, or ZAP, is our proprietary web-based system that systematically integrates and records consumer contact information and website behavior, ZipAgent behavior and transaction information into a common Oracle-based platform. ZAP records relevant consumer behavior such as logon frequency and times, specific homes viewed and printed, searches made by clients, requested visits to view a home and online offers. The system also records and organizes all relevant ZipAgent activities, such as frequency and length of ZipAgent logins, automatically captures and stores all email communications, organized by client, and requires ZipAgents to input summary information about all client phone calls, visits conducted and offers submitted and accepted.

We use the data collected by ZAP to manage more effectively our ZipAgents to verify each is working diligently, productively and in our clients’ best interests. The system also incorporates proprietary CRM tools that allow ZipAgents to manage their databases of clients. For example, one tool uses predictive behavior to help our ZipAgents identify those clients who are likely to need their services in the near term. ZAP also has an array of real-time management reports, which gives our management detailed visibility into daily business activity. Finally, ZAP includes automated closing checklists and tools that allow our ZipAgents and closing service managers who assist our ZipAgents in the closing process to efficiently handle the closing of multiple transactions. We believe that ZAP enables our ZipAgents to be more productive and enhances the level of service we provide our clients.

ZIPAGENTS

We believe that we are one of the few residential real estate brokerages that engages its agents as full-time employees rather than as independent contractors. Independent contractors work for themselves, not a brokerage, and consequently have a tremendous degree of independence in how they spend their time, when they work and how well they service clients. In contrast, our employee-based model allows us to actively manage and train our ZipAgents and hold them accountable for their activities and client service levels. We believe that by actively managing and training our employee ZipAgents, we can both enhance the client experience and increase ZipAgent productivity.

Compensation structure

We offer our ZipAgents a compensation package that we believe is attractive compared to that offered by traditional brokerage firms. We believe that our compensation package leads to a higher degree of ZipAgent loyalty and a consistently high level of client service. Our compensation package includes:

•	Commissions. As is customary in the real estate brokerage industry, ZipAgents earn a portion of the commissions they generate for us, which is known as their split. Currently, our commission splits to ZipAgents typically vary from as low as 35% to as high as 80% or more of our net revenues, after deducting certain other items.

•	Expense reimbursement. All California and other eligible ZipAgents (including, where applicable, ZipAgents who have met certain levels of productivity) receive expense reimbursement. This reimbursement covers many expenses typically related to their business, such as automobile usage, cell phone usage and Internet connectivity.

•	Company-paid marketing expenses. In the traditional independent contractor model, agents are typically responsible for covering all of their own marketing expenses, including the cost of lead generation, advertising and marketing costs associated with selling homes, and production of collateral materials. In our model, we cover these costs for all of our ZipAgents.

•	Benefits. One of the advantages of our employee-based model for our ZipAgents is that we provide them with a broad array of benefits that are uncommon in the real estate brokerage industry, including company-sponsored health, welfare and 401(k) plans, subject to meeting certain tenure requirements. In addition, ZipAgents have the ability to earn stock options in connection with certain performance levels.

Recruiting and training

At December 31, 2007, we employed a staff of 27 full-time recruiters solely dedicated to identifying and qualifying prospective ZipAgents. We offer comprehensive training programs both for new ZipAgents as they join us, as well as for existing ZipAgents on an on-going basis. During 2005, we moved our training facilities from regional to local offices. New ZipAgents currently receive a week of orientation and initial training on how to use ZAP in their local market office. ZipAgents then complete a series of training modules with their manager and other local resources during their first several weeks. On an on-going basis, ZipAgents are presented with training content through multiple channels, including webcasts, and live presentations during their weekly sales meetings. New ZipAgents are also frequently paired with seasoned ZipAgents.

CLIENT ACQUISITION

Lead generation

We want our ZipAgents to focus on providing high-quality client service, rather than finding their next client. Accordingly, we provide ZipAgents with leads of clients who are actively searching on our website for properties in their sales territories. We attract these clients principally by using two types of paid lead sources. First, we retain hosts of other websites to provide links to our website. Those hosts are typically businesses that are lead generators or that are involved in the real estate or financial services industries. Second, we actively advertise in key locations on the Internet where consumers gather or conduct searches for real estate information. We currently have contractual relationships with over 60 lead sources of either type. In 2007, only two independent lead sources generated in excess of 10% of our leads. HomeGain, Inc. generated approximately 21% of our leads and Google represented approximately 16% of our leads during the year. HomeGain competes with us for online customer acquisition. In addition to paid lead sources, in 2007 we attracted approximately 37% of our leads directly to our website, which involved no direct acquisition costs.

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

We have found that localized content is a key to driving qualified leads to our site. Once a client visits our website, we are able to track significant information about the client, including how they came to our website (through an advertisement, word of mouth, etc.), how frequently the client visits our website, what activities the client performs while on our website and whether the client ultimately transacts with us. By using this data, we believe we can optimize our lead generation expenses based on the most productive sources and continually refine the ways in which we advertise our services.

PRODUCT DEVELOPMENT AND ENGINEERING

At December 31, 2007, our technology team was comprised of 38 employees, including a product development team, software engineers, database and data center engineers and a data acquisition team. Our technology team focuses on enhancing and improving our existing technology as well as developing new proprietary tools.

Our technology team is responsible for maintaining property listings data through our over 58 MLS memberships. In order to provide the most comprehensive and timely data available, we download MLS data seven days a week, and for most MLSs, multiple times per day. Currently, we provide information on approximately 1.3 million homes in our searchable database in the markets we serve. To provide our consumers with a more complete understanding of homes and neighborhoods, we combine data from the MLSs with additional local information from other data sources, which we license on a non-exclusive basis.

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

We serve our clients from a third party co-location facility located in Sunnyvale, California, operated by Qwest Communications. The facility is secured by around-the-clock guards and biometric access screening and is equipped with back-up generators, redundant HVAC and Internet connectivity. We employ a dish-to-dish backup process between our co-location facility and our corporate headquarters for safekeeping of information.

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

State regulation.  Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. Although payment of rebates or credits to real estate purchasers of the type we offer are permitted in most states, some states either do not permit these rebates or credits, or do not permit them in the form that we currently provide them. In each of the 19 states and the District of Columbia where we currently have operations, we have designated one of our officers as the individually licensed broker and, where applicable, we hold a corporate real estate broker’s license. In addition, some states have enacted legislation similar to (and in some cases more restrictive than) the federal legislation discussed below.

Federal regulation.  In addition to state regulations, several federal laws and regulations govern the real estate brokerage business. The applicable federal regulations include the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, and federal fair housing laws. RESPA, as applicable to us, is intended to provide for more effective advance disclosures to home buyers and sellers of settlement costs and the elimination of kickbacks or referral fees that tend to increase unnecessarily the costs of certain settlement services. While RESPA has broad-reaching impact on a variety of services associated with the purchase or sale of real estate, including lending, title insurance and settlement services, its principal application to the real estate brokerage business is to limit payment of referral fees or the inappropriate splitting of fees, and to require additional consumer disclosures. Generally, it is illegal under RESPA to pay or receive a referral fee or other fee, kickback or anything of value in a real estate transaction involving a federally related mortgage loan for the referral of business. RESPA limits the type of business relationships that we can enter into for acquiring client leads or otherwise, as well as the referral of clients to other service providers. RESPA also limits the manner in which we can provide other services to our customers. Federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers, and affect our opportunities to solicit new clients.

Local regulation.  Local regulations also govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.

Federal and state labor regulation.  In addition to the real estate regulations discussed above, we are also subject to federal and state regulation of our employment practices, including the compensation of ZipAgents. We classify ZipAgents as exempt from the overtime and minimum wage provisions of the federal Fair Labor Standards Act because their duties consist of working in the field selling residential real estate and are designed to qualify for the “outside sales exemption” under the terms of the Fair Labor Standards Act and the U.S. Department of Labor’s regulations. The “outside sales exemption” is applied on a case-by-case basis and is considered in light of the specific duties performed by an individual ZipAgent. Accordingly, as to any individual ZipAgent, in the event his or her duties become different than those currently assigned and contemplated, it might be determined that the exemption is inapplicable. In that event, we could be subject to penalties and damages, including back pay and attorneys’ fees for the failure to pay the individual in accordance with his or her actual duties.

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

Individual states also sometimes elect to adopt overtime and minimum wage laws providing greater benefits to employees than the Fair Labor Standards Act. The ZipAgent job is designed to qualify for exemption from such laws, to the extent applicable, in the states in which we currently employ ZipAgents. Like the federal law, these state laws are applied on a case-by-case basis considering the duties of specific individuals and are subject to judicial and agency interpretation and legislative change. New interpretations or changes in state law, or expansion of operations to states that do not recognize an “outside sales exemption” comparable to the federal exemption, may require modification of the ZipAgent compensation structure. For example, in 2007, Nevada approved legislation that preempts the federal “outside sales exemption” from paying minimum wage and overtime in that state. That legislation took effect on November 1, 2007. Accordingly, we pay our ZipAgents in Nevada minimum wage offset against future commissions, and overtime subject to prior manager approval. In addition, some states, such as California and New York, have enacted laws concerning the reimbursement of employee expenses regardless of the terms of any employment contract, which caused us to adopt different compensation practices in these states than elsewhere. If we are so required by other state laws, we may need to modify our compensation structure in such states.

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

Additionally, we operate a virtual office website, or VOW, which is a password-protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. In late 2002, NAR, the dominant trade organization in the residential real estate industry, adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on VOWs. Under the NAR policy, individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, were required to implement their own individual VOW policies consistent with those of NAR, but NAR extended the deadline for the implementation of its rules at least three times during an investigation by the antitrust division of the U.S. Department of Justice, or DOJ, into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. In September 2005, NAR replaced its VOW policy with an Internet Listings Display, or ILD, policy containing some of the same or similar features of its former VOW policy, and the DOJ responded by immediately filing a lawsuit in federal court against NAR challenging the ILD policy. That lawsuit is currently set for trial in July 2008. NAR has postponed the deadline for the implementation of its ILD rules by its member MLSs pending resolution of that lawsuit. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. Once the individual MLSs implement the ILD policy, the NAR policy currently provides that member brokerages will have up to 90 days to comply with the policy.

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

Some of the MLSs of which we are a member, as well as at least one of the state Association of REALTORS® of which we are a member, have adopted VOW policies with opt-out provisions. To our knowledge, to date the exercise of such opt-out rights has been limited. We do not know of any MLSs which have adopted the new ILD policy with its opt-out provisions. Should a material number of participants exercise such opt-outs rights, it would restrict our ability to display comprehensive MLS home listings data to our consumers, which is a key part of our business model. Should our ability to display MLS listings information on our website be significantly restricted, it may reduce demand for our services and lead to a decrease in the number of residential real estate transactions completed by our ZipAgents, as well as increase our costs of ensuring compliance with such restrictions.

NAR, as well as the state and local Associations of REALTORS®, also have codes of ethics, rules and regulations governing the actions of members in dealings with other members, clients and the public. We are bound to abide by these codes of ethics, rules and regulations by virtue of our membership in these organizations.

COMPETITION

The market for residential real estate brokerage services is highly fragmented at the national level, with no individual brokerage holding more than a 5% share, and the ten largest brokerages holding less than 9% collectively in 2006, according to REAL Trends. However, the ten largest national brands that brokerages work under franchise affiliations accounted for a significant percentage of total brokered transaction volume, providing the potential for significant national and local influence. We compete with these brokerages at the local level to represent home buyers or sellers. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT Incorporated owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. Many of these large brokerages are better known than us and have access to greater resources and larger client bases than available to us. We are also subject to competition from local or regional firms, as well as individual real estate agents. We also compete or may in the future compete with various online services, such as InterActiveCorp/IAC and its LendingTree unit (which owns RealEstate.com), HouseValues, Inc., HomeGain, Inc., Move, Inc. (formerly Homestore, Inc.) and its Realtor.com affiliate, Zillow and Yahoo! Inc. that also look to attract and service home buyers and sellers using the Internet. Move is affiliated with NAR, National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages. While these online services companies are intermediaries providing lead referrals and are not full-service brokerages like us, we compete with these companies to attract consumers to our website. There are also a growing number of discount firms that cater exclusively to clients who are looking for reduced service levels as well as for sale by owner services.

We believe that the key competitive factors in the residential real estate segment include the following:

•	quality of the home data available to clients;

•	quality of the agents, including ability to attract, retain and manage quality agents;

•	level of client responsiveness;

•	level of commissions charged to sellers or incentives provided to buyers;

•	client’s ability to control the home purchase and home sale process;

•	local knowledge;

•	ease of product usability; and

•	overall client service.

We believe that our Internet-enabled, employee-based model, our use of rebates (where permitted) and reduced commissions, our proprietary ZAP technology and ZipNotify, our ability to inter-operate with multiple MLSs, and our other technologies position us well relative to our competition to address these competitive factors in our industry.

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

SEASONALITY

The residential real estate market traditionally has experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. Historically, this seasonality has caused our revenues, operating income, net income and cash flow from operating activities to be lower in the first and fourth quarters and higher in the second and third quarters of each year. However, the seasonality pattern may not remain consistent and may be masked by other factors, such as macroeconomic changes in the residential real estate market or the U.S. economy or growth in our business.

EMPLOYEES

At December 31, 2007, we had 2,426 employees. Of this total, 2,180 were licensed ZipAgents, 117 were district directors or field support personnel and 129 were corporate employees. We consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 10, 2008:

Name	Age	Position

Joseph Patrick Lashinsky	41	Chief Executive Officer, President and Director
David A. Rector	62	Senior Vice President and Chief Financial Officer
William C. Sinclair	59	Executive Vice President, Operations and Business Development
Genevieve C. Combes	41	Senior Vice President, Planning and Operations
Robert J. Yakominich	51	Senior Vice President, Sales
Larry S. Bercovich	49	Vice President, General Counsel and Secretary

Joseph Patrick Lashinsky has served as our Chief Executive Officer and a member of our Board of Directors since June 2007. Mr. Lashinsky has also served as our President since January 2007. From September 2006 to January 2007, Mr. Lashinsky served as our Executive Vice President of Product Strategy and Development. From April 2005 to September 2006, Mr. Lashinsky served as our Senior Vice President of Product Strategy and

Development. From February 2000 to April 2005, Mr. Lashinsky served as our Vice President in a number of marketing, business development and sales positions. Prior to joining us, from March 1999 to February 2000, Mr. Lashinsky served as Group Marketing Manager at Del Monte Foods Company. Mr. Lashinsky holds a Masters of Business Administration degree from the University of California at Los Angeles and a Bachelor of Arts degree in political economies of industrialized societies from the University of California at Berkeley.

David A. Rector has served as our Senior Vice President since May 2006, as our Chief Financial Officer since May 2007, and as our de facto Controller and Chief Accounting Officer since September 2007. Mr. Rector served as our Interim Chief Financial Officer from January 2007 until May 2007, as our Chief Accounting Officer from May 2004 to May 2007, as our Controller from April 2002 to May 2007, and as our Vice President from October 2002 to May 2006. Prior to joining us, from June 1999 to January 2002, Mr. Rector worked in various financial positions for several companies as a consultant for Resources Connection Inc., a consulting firm. Prior to that, he held senior financial positions at various companies, including commercial real estate companies Allegiance Realty Group and Fox & Carskadon Financial Corporation and served as an audit manager at Price Waterhouse. Mr. Rector is a Certified Public Accountant and holds a Bachelor of Science degree in business administration from the University of California at Los Angeles.

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

Genevieve C. Combes has served as our Senior Vice President of Planning and Operations since December 2006. From May 2005 to December 2006, Ms. Combes served as our Vice President of Business Planning and Strategy. From August 2004 to May 2005, Ms. Combes served as our Director of Strategic Analysis. Prior to joining us, Ms. Combes spent over ten years in various capacities at JP Morgan H&Q’s (previously Hambrecht & Quist) Equity Research Department. Most recently Ms. Combes served as Managing Director of JP Morgan H&Q’s Consumer Research Group. Ms. Combes holds a Bachelor of Arts degree in economics cum laude from the University of California at Santa Cruz.

Robert J. Yakominich has served as our Senior Vice President of Sales since August 2007. From September 2003 to August 2007, Mr. Yakominich served as Vice President of Sales for The Reiser Group, a sales and marketing agency to residential property developers. From December 1997 to May 2003, Mr. Yakominich served as Executive Vice President of Sales for Citysearch.com (a division of Ticketmaster Corporation), an online lifestyle guide that advertises businesses within communities. Mr. Yakominich holds a Masters of Business Administration degree from the University of San Francisco and a Bachelor of Business Administration degree from Bernard Baruch College.

Larry S. Bercovich has served as our Vice President, General Counsel and Secretary since August 2007. From March 2004 to September 2006, Mr. Bercovich served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer for Portal Software, Inc. (acquired by Oracle Corporation), a provider of billing and revenue management solutions for the communications and media industries. During March 2000 to March 2004, Mr. Bercovich served in several roles, including from June 2002 to March 2004 as Vice President, General Counsel and Secretary, for Yipes Enterprise Services, Inc., and a predecessor, a provider of managed Ethernet and application delivery services. Mr. Bercovich holds an LL.M. Taxation degree from New York University School of Law, a Juris Doctor degree from the University of San Francisco School of Law and a Bachelor of Arts degree in political science from the University of California, San Diego.

Item 1A.	Risk Factors:

RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have experienced losses in recent quarters and expect to incur losses in the future, and our limited operating history makes our future financial performance difficult to assess.

We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at December 31, 2007 had an accumulated deficit of $67.1 million. While we were profitable in the second half of 2003, and for a total of seven quarters during 2004, 2005 and 2006, we experienced net losses in the four quarters of 2007. Our outlook is cautious given market and geopolitical uncertainties, and we expect to experience a loss for calendar year 2008 as we continue to invest in our business during this period of market softness.

We may incur additional expenses with the expectation that our revenues will grow in the future, which may not occur. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could harm our ability to achieve or maintain profitability, increase the volatility of the market price of our common stock or harm our ability to raise additional capital. Additionally, as a public company we incur significant costs to comply with the requirements of the Securities and Exchange Commission, NASDAQ and the Sarbanes-Oxley Act of 2002, and we may incur additional costs in connection with that effort that are significantly higher than anticipated, which could negatively impact our profitability.

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

Our business model requires access to real estate listing services provided by third parties that we do not control, and we expect that the demand for our services would be reduced if our ability to display listings on our website, or to communicate to our clients that our website displays MLS listings, is restricted.

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

Additionally, we operate a virtual office website, or VOW, which is a password protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. In late 2002, the National Association of REALTORS®, or NAR, the dominant trade organization in the residential real estate industry, adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on VOWs. Under the NAR policy, individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, were required to implement their own individual VOW policies consistent with the NAR, but NAR extended the deadline for the implementation of its rules at least three times during an investigation by the Antitrust Division of the U.S. Department of Justice, or DOJ, into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. In September 2005, NAR replaced its VOW policy with an Internet Listings Display, or ILD, policy containing some of the same or similar features of its former VOW policy, and the DOJ responded by immediately filing a lawsuit in federal court against NAR challenging the ILD policy. That lawsuit is currently set for trial in July 2008. NAR has postponed the deadline for the implementation of its ILD rules by its member MLSs pending resolution of that lawsuit. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. Once the individual MLSs implement the ILD policy, the NAR policy currently provides that member brokerages will have up to 90 days to comply with the policy.

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

Moreover, we have seen an increase in complaints from local MLSs regarding our use of phrases such as “search MLS listed homes,” “search the MLS” or other phrases including the term “MLS,” and we have received corresponding demands from several MLSs that we refrain from using such phrases on our website and in our marketing materials. We believe that, as a VOW and a member of these MLSs, we have the right to use phrases such as “search MLS listed homes” on our website. We expect to continue to receive such complaints and demands until the DOJ action described above is resolved, and possibly longer. Any restriction on our ability to use such phrases could impair our ability to communicate to our clients that our website displays MLS listings, which could impair our ability to attract customers directly to our website.

In addition, from time to time several state or local MLSs may choose to combine into one larger MLS. For example, in the State of California, some real estate professionals have discussed combining all MLSs in the state into one state-wide consolidated MLS. If any consolidated MLS were to adopt restrictions on our display of MLS listings, or on our ability to communicate to our clients that our website displays MLS information, we may lose demand for our services.

Our business could be harmed by transitions in the real estate markets and economic events that are out of our control and may be difficult to predict.

The success of our business depends in part on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings as well as other changes in local regional or national economic conditions. The purchase of residential real estate is a significant transaction for most consumers, and one which can not only be delayed or terminated based on the availability of discretionary income, but also can be delayed or terminated based on macroeconomic factors. Economic slowdown or recession, changes in the availability of mortgages or extension of credit, rising interest rates, adverse tax policies or changes in other regulations, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disaster, oil price spikes or the public perception that any of these events may occur, could adversely affect the demand for residential real estate and harm our business. Also, if the availability of mortgages or other financing options decline, or if interest rates increase significantly, homeowners’ ability to purchase a new home or a higher priced home may be reduced as higher monthly payments would make housing less affordable. In addition, these conditions could lead to a decline in transaction volume and sales prices, either of which would harm our operating results.

Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as increases in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 29%, in 2007 compared to 2006 and months of inventory increased approximately 88%, in December 2007 compared to December 2006. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. In some markets, home prices have remained relatively stable, but we believe that buyer expectation that prices will decline has resulted in fewer transactions, as buyers postpone transactions until such declines materialize. According to NAR, nationally sales of existing homes fell 22.0% year-over-year in December 2007 to a seasonally adjusted rate of 4.89 million. In the State of California, the California Association of REALTORS® reported that sales of existing homes declined 33.4% and the median price of existing homes fell 16.5% year-over-year during the month of December 2007. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity. Any continuation in, or worsening of, these conditions could harm our results of operations.

We may not be able to continue to grow market share to offset the impact of the current contraction in the residential real estate market.

During 2007, we were able to grow market share in our existing markets to help offset the contraction in the residential real estate market: our net transaction revenues in existing markets (markets opened before January 1, 2006), decreased only slightly to $89.6 million in 2007 from $90.1 million in 2006. Net transaction revenues for new markets (markets opened after December 31, 2005) increased by $9.0 million resulting in a overall increase in net revenues of $8.4 million. We may not be able to sustain this effort at this same rate if the softening in the residential real estate market continues.

If the percentage of our business that is composed of representing home sellers, as opposed to home buyers, increases, we may incur additional costs and achieve lower profit margins, particularly in a softened market.

Historically, most of our business has been derived from representing buyers in their home purchases. One of our growth strategies is to increase the portion of our business that is composed of representing sellers in their home listings. In addition, a general softening in the residential real estate market, as well as other factors, may cause an increase in the percentage of our business that is composed of representing home sellers rather than home buyers. As the portion of our listings business increases, and as listings take longer to sell in a market with higher inventory levels, marketing costs generally increase, and commissions can decrease as buyers demand more last-minute concessions in price before closing. If the softened market persists, we may incur greater listing marketing costs and achieve lower commissions and lower profit margins.

The recent tightening in the availability of credit, particularly with respect to lenders in the mortgage market, has and may continue to negatively impact the housing market.

Consumer access to mortgage financing has been affordable and widely available by historic standards in recent years. The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability, and the performance of mortgage backed securities in the secondary market. Since the fall of 2005, the residential real estate market has been softening as interest rates generally have increased (subject to some recent fluctuation). In addition, lender underwriting criteria began to change in 2006 as a result of unexpectedly high mortgage defaults. Underwriting criteria tightened further in 2007 as a result of lender and investor losses on mortgages and mortgage-backed securities as loan defaults and property foreclosures continued to rise. More lenders currently require homebuyers to have higher credit scores and to provide greater down payments than in recent years. Currently, we perceive there is a disruption in the availability of funds for mortgages as investors, who buy loans and securities backed by mortgages, are tightening credit standards and/ or exiting the market for loans that aren’t guaranteed by Fannie Mae or Freddie Mac. We also believe an entire group of loan products, including subprime and some Alt A loans, have become less available while pressures have built on prime, non-conforming loans (principally loans of more than $417,000, the limit observed by Fannie Mae and Freddie Mac although this limit will increase as a result of recently enacted federal legislation), making them significantly more costly than in previous years relative to conforming loans. Although we have recently seen some improvement in the availability of non-conforming loans, and Congress recently enacted legislation to this end, there can be no assurance that such improvement will continue. We have also perceived an increase in lenders’ request that homebuyers obtain mortgage insurance, particularly as second mortgages and home equity loans become harder to obtain. Further, in regions such as South Florida and Las Vegas that have experienced particularly sharp declines in home prices, we have learned that some lenders have ruled out the extension of any home loans to some or all property types in those markets, a practice sometimes referred to as blacklisting.

If these borrowers face higher interest rates, or are unable to obtain financing at all, many may postpone or cancel home buying plans. When interest rates rise and when underwriting criteria becomes more restrictive, housing may become less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, leading to greater odds that transactions will not close, longer closing processes, fewer transactions or reduction in home prices, any of which may reduce revenues. Should we not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results will be negatively impacted.

Softness in the residential real estate market may reduce the availability of home loans, which may further negatively impact the housing market.

We believe that the prolonged softening of the residential real estate market has also negatively impacted the market for home loans. As home prices decline, and homeowners find themselves with less equity in their homes, lenders generally become less willing to refinance existing mortgages or to extend home equity loans. Consequently, as home prices and home equity leverage decrease, homeowners are more likely to default on their home loans. These defaults can fuel a spiral of further credit tightening and even less availability of credit, causing a banking crisis. In addition, as more distressed properties are offered for sale, the resulting increase in inventory of homes for sale could put further downward pressure on home prices. We believe that a significant number of adjustable rate mortgages are scheduled to adjust during 2008. As the rates in many adjustable rate mortgages reset at higher rates, causing additional defaults, the number of distressed properties entering the residential real estate market should increase, further harming the health of the residential real estate market and our results.

Foreclosures and short sales may cause significant disruption in our business.

There has been a significant increase in the number of homes which are now in foreclosure and have involved short sales. A short sale includes a sale where the sale price is less than the loans or debt secured by the home listed for sale. This may cause further softening in the real estate industry, which tends to decrease home prices, and delays the sales process as short sales can be complicated to complete.

Recently adopted federal legislation designed to bolster the market for nonconforming mortgage loans may result in short or long-term fluctuations in the number of residential real estate transactions, which could negatively impact our operating results.

Federal legislation has recently been enacted that, among other objectives seeks to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” to a maximum of $729,000. There can be no assurance that this legislation will accomplish its desired objectives, or that it will have a positive impact on the residential real estate market. The legislation with respect to conforming loans is expected to expire in December 2008, and there is no guarantee that this legislation will be extended to cover future time periods. In addition, this legislation is expected to take up to several months to implement while required regulations and guidelines are drafted and adopted to implement the features of the new legislation, including the raised loan amount. As this legislation is implemented, a variety of factors could cause unintended and possibly negative fluctuations in the number of completed residential real estate transactions. For example, homebuyers may decide to postpone home purchases from early 2008 into later in the year to await the implementation of the legislation, or homebuyers may decide to accelerate home purchases from early 2009 into late 2008 to take advantage of the legislation before its current expiration date. Any of these events could significantly and negatively impact our operating results.

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

Our business model is relatively new and unproven, and we cannot guarantee our future success.

Our Internet-enabled residential real estate brokerage service is a relatively new and unproven business model, and it has evolved, and may continue to evolve, over time. Our business model differs significantly from that of a traditional real estate brokerage firm in several ways, including our heavy reliance on the Internet and technology and our employee agent model. The success of our business model depends on its scalability and on our ability to achieve higher transaction volumes at an overall lower cost per transaction in order to offset the costs associated with our technology, employee benefits, marketing and advertising expenses, and discounts and rebates. If we are unable to efficiently acquire clients and maintain agent productivity in excess of industry averages, our ZipAgents may close fewer transactions and our net revenues would likely suffer as a result. Also, given that our agent employee model is uncommon in the real estate industry, our compensation structure could be subject to legal challenge, and has been challenged as discussed under “Legal Proceedings” in Part I, Item 3 of this report. In addition, our agents generally earn a lower per transaction commission than a traditional independent contractor agent. If we are unsuccessful in providing our agents with an attractive value proposition, whether through more opportunities to close transactions or otherwise, when compared to other agent opportunities, our ability to hire and retain qualified real estate agents would be harmed, which would significantly harm our business.

If we fail to recruit, hire and retain qualified agents, we would be less able to service our clients and our growth would most likely be impaired.

Our business requires us to hire employees who are licensed real estate agents, and our strategy is based on consistently growing our team of ZipAgents. Competition for qualified agents is intense, particularly in the markets in which we compete, and retention is an industry-wide issue. While there are many licensed real estate agents in our markets and throughout the country, historically we have had challenges in recruiting and retaining properly qualified licensed agents due particularly to agent discomfort with using technology and being actively managed by an employer. In addition, our lower per transaction agent commission model may be unattractive to certain higher performing agents. If we are unable to recruit, train and retain a sufficient number of qualified licensed real estate agents, we would be less able to service our clients properly and grow our business.

Historically, we have experienced a high degree of agent turnover, most of which occurs in the first few months after commencing employment. This turnover has required us to expend a substantial amount of time and money to replace agents who have left as we have been growing our business. If this situation worsens, our rate of expansion into new markets could be slowed and cause us to employ a significantly higher number of new agents with less experience operating in our business model, which could cause us to be less effective at expanding our market share in our existing markets and entering new markets.

Also, if the current softness of the residential real estate market continues or worsens, we expect to see a reduction in the number of licensed REALTORS® nationwide. The overall decline in the number of real estate agents could make it more difficult for us to employ qualified agents and grow our business.

We would likely incur additional expenses or liabilities if our current or former compensation plans, including expense allowance or reimbursement policies, are found to violate federal or state wage and hour laws.

Because our ZipAgents are employees and not independent contractors, we are subject to federal and state regulation of our employment practices, including regulations applicable to our compensation plans, including our expense reimbursement policies for our ZipAgents. We rely on federal and state exemptions from minimum wage and fair labor standards laws for our ZipAgents, who are compensated primarily through commissions and who are reimbursed for certain business expenses. Such exemptions may not continue to be available, or we may not qualify for such exemptions, which could subject us to penalties and damages for non-compliance. For example, in 2007, Nevada approved legislation that preempts the federal “outside sales exemption” from paying minimum wage and overtime in that state. That legislation took effect on November 1, 2007. Accordingly, we pay ZipAgents in Nevada minimum wage offset against future commissions, and overtime subject to prior manager approval. Also, some states, such as California and New York, have laws requiring the reimbursement of employee expenses, regardless of the terms of any employment contract, which caused us to adopt different compensation practices in these states than elsewhere. Our current and former compensation and expense allowance and reimbursement policies are challenged from time to time through litigation and administrative complaints, including the class action lawsuits described in this Form 10-K under Part I, Item 3, “Legal Proceedings.” If exemptions from paying minimum wages are not available in states where we desire to expand our operations or if they cease to be available in the states where we currently operate, or if we are required by federal or state laws to pay additional compensation or to reimburse additional expenses, we would likely incur significant expenses, be subject to lawsuits and administrative complaints, and be required to modify our agent compensation structure in some or all states, which could cause us to suffer significant financial harm, and which could cause our compensation practices to be less attractive to agents or more expensive to the Company.

Our failure to effectively manage the growth of our ZipAgents and related technology could adversely affect our ability to service our clients and harm operating results.

As our operations have expanded, we have experienced rapid growth in our headcount from 2,014 total employees, including 1,794 ZipAgents, at December 31, 2006 to 2,426 total employees, including 2,180 ZipAgents, at December 31, 2007. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.

Our failure to effectively manage the growth of our control systems could adversely affect our ability to maintain legal compliance.

As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. This ability is particularly critical as we implement new systems and controls to help us better comply with the stringent requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Effective internal control over financial reporting is required by law and is necessary for us to provide reliable financial reports and effectively prevent fraud. Effective disclosure controls and procedures are required by law and are necessary for us to file complete, accurate and timely reports under the Securities Exchange Act of 1934. Our ability to manage the growth of our control systems and maintain legal compliance could be thwarted by many factors, including turnover in management and the lack of adequate staffing with the requisite expertise and training. Any inability to provide reliable financial reports or prevent fraud or to file complete, accurate and timely reports under the Securities Exchange Act of 1934 could harm our business, harm our reputation and result in a decline in our stock price. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to satisfy successfully regulatory and investor scrutiny, offer our services and implement our business plan.

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

As a licensed real estate brokerage, we and our licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations. In the ordinary course of business, we and our employees are subject to litigation from parties involved in transactions for alleged violations of these obligations. We self-insure some of this risk and, as we expand our business to include larger deals, we may not be able or otherwise determine not to obtain third party insurance on these larger deals with attractive terms. In addition, we may be required to indemnify our employees who become subject to litigation or other claims arising out of our business activities, including for claims related to the negligence of those employees. An adverse outcome in any such litigation could negatively impact our reputation and harm our business.

We may have liabilities if any of our employees violates laws concerning settlement procedures.

Our business must comply with the provisions of the federal Real Estate Settlement Procedures Act, or RESPA, as well as comparable state statutes where we do business. These statutes, among other things, prohibit payments that real estate brokers, agents and other settlement service providers may receive for referral of business to other settlement service providers in connection with the closing of real estate transactions, as well as restrict other payments that may be received by settlement service providers for their services. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. If we or any of our employees fail to comply with any of these statutes, a resulting enforcement proceeding could subject us to substantial financial penalties, suspension or loss of our licenses, be expensive to defend, and materially harm our ability to continue operations.

If any of our core services fails to comply with applicable federal and state law and regulations, we may incur significant financial penalties or lose licenses required to provide these services.

We are currently exploring and beginning to implement several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. For example, we have entered into a co-marketing arrangements with one or more lenders such as E-LOAN, Inc. to provide mortgage services through the mortgage center on our website in exchange for a flat monthly fee established on a periodic basis. Also, we have formed a subsidiary to offer insurance services in certain markets.

These core services may be subject to regulation at both the federal and state level, including, in certain instances, regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act, or RESPA, state and local licensing laws and regulations (whether applicable to us or third parties with whom we have arrangements) and federal and state advertising laws, fair lending and insurance-related laws and regulations. Some of these laws and regulations, such as RESPA, do not offer definitive requirements for compliance, making it difficult to determine conclusively whether these core services will comply. The laws of the states in which we conduct business often vary considerably regarding the legality of and licensing requirements for conducting certain business practices, including the payment of compensation, in connection with offering mortgage, title insurance and other insurance products, and these states often do not provide definitive guidance concerning when these practices are illegal or require licensure, which can make it difficult to determine whether our practices are in legal compliance. In addition, to the extent that these core services are offered through affiliates or arrangements with independent third parties, we may have little ability to verify that these parties comply with applicable laws and regulations. Also, as these core services are expanded into new markets, they will need to obtain and maintain the required licenses, which may be difficult to obtain, and comply with the applicable laws and regulations of these markets, which may be different from the laws and regulations to which they were previously subject, all of which will increase compliance costs.

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

For some of the core services we anticipate offering, such as insurance, we expect the performance of these core services to be subject to significant government regulation, disclosure and standard-of-care obligations. In the ordinary course of business, we and the other parties involved in providing these core services may be subject to litigation from clients and other parties involved in transactions for alleged violations of these obligations. We anticipate that the vehicles providing these core services will self-insure some of this risk. In addition, these vehicles may be required to indemnify their employees who become subject to litigation or other claims arising out of their business activities, including for claims related to the negligence of these employees. An adverse outcome in any such litigation could negatively impact our reputation and have a material adverse impact on our business, operating results and financial condition.

If our arrangements for providing core services become impaired, we may lose sources of revenue that may be difficult to replace and we may be less likely to engage in related transactions with our clients.

As mentioned above, we are currently exploring and beginning to implement several options for offering and/or marketing core services, and we expect that some of these services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through marketing arrangements with independent third parties, such as title, mortgage and insurance companies. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our brand name and client relationships could suffer. For example, we receive revenues from our marketing relationship with E-LOAN, Inc., which provides mortgage services through the ZipRealty Mortgage Center on our website and pays us a flat monthly fee that is established on a periodic basis (representing less than 3% of our revenues during fiscal year 2007). E-LOAN was acquired by Popular, Inc. in late 2005 and has recently been written down in its portfolio. If our marketing relationship with E-LOAN became impaired or if E-LOAN were to suspend operations, not only would we lose the marketing revenues from that relationship (which have relatively little associated expenses), but also our clients could have a more difficult time obtaining the financing needed to purchase a home through us, which could negatively impact our transaction revenues. In addition, upon the termination of an arrangement with an independent third party to provide core services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. Any of these events could negatively impact our business and financial condition.

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

Our success depends in part on our ability to expand successfully into additional real estate markets.

We currently operate in 33 markets, including 19 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, in 2005 we commenced operations in Las Vegas in April, Houston in June and Miami in October. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater Philadelphia area in December. In 2007, we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September and Westchester County in December. To date in 2008 we have announced we will commence operations in Long Island and have plans to enter one to three additional markets depending on market conditions. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to establish successfully our brand in those markets. We consider many factors when selecting a new market to enter, including:

•	the economic conditions and demographics of a market;

•	the general prices of real estate in a market;

•	Internet use in a market;

•	competition within a market from local and national brokerage firms;

•	rules and regulations governing a market;

•	the ability and capacity of our organization to manage expansion into additional geographic areas, additional headcount and increased organizational complexity;

•	the existence of, and ease of access to information from, local MLSs; and

•	state laws governing cash rebates and other regulatory restrictions.

Before opening Las Vegas in 2005, we had not entered a new geographic market since July 2000, and we have limited experience expanding into and operating in multiple markets, managing multiple sales regions and addressing the factors described above. In addition, this expansion could involve significant initial start-up costs. We expect that significant revenues from any new market may be achieved, if ever, only after we have been operating in that market for some time and begun to build market awareness of our services. As a result, geographic expansion is likely to increase significantly our expenses and cause fluctuations in our operating results. In addition, if we are unable to successfully penetrate these new markets, we may continue to incur costs without achieving the expected revenues, which would harm our financial condition and results of operations.

Unless we develop, maintain and protect a strong brand identity, our business may not grow and our financial results would suffer.

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

We plan to continue conducting and refining our online advertising and possibly to test and conduct print, radio, direct mail and outdoor campaigns. We plan to increase our online advertising expenditures. While we intend to enhance our marketing and advertising activities in order to attract and retain both clients and employees, these activities may not have a material positive impact on our brand identity. In addition, developing our brand will depend on our ability to provide a high-quality consumer experience and high quality service, which we may not do successfully. If we are unable to develop, maintain and enhance our brand, our ability to attract new clients and employees and successfully expand our operations will be harmed.

We have numerous competitors, many of which have valuable industry relationships, innovative business models and access to greater resources than we do.

The residential real estate market is highly fragmented, and we have numerous competitors, many of which have greater name recognition, longer operating histories, larger client bases, and significantly greater financial, technical and marketing resources than we do. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We are also subject to competition from local or regional firms, as well as individual real estate agents. Our technology-focused business model is a relatively new approach to the residential real estate market and many consumers may be hesitant to choose us over more established brokerage firms employing traditional techniques. Conversely, as customers become comfortable using the Internet for their real estate services needs, many more real estate companies, brokers, and agents, as well as companies such as the National Association of REALTORS®, operate competing websites, and are increasingly using the Internet to market to potential customers. As a result, we must continue to innovate to compete, and, even with new innovation, customers may not distinguish or value the benefits of our website and technology offerings. Consequently, any technology-based benefits we may have may dissipate significantly, or erode entirely, over time.

Some of our competitors are able to undertake more extensive marketing campaigns, make more attractive offers to potential agents and clients and respond more quickly to new or emerging technologies. Over the past several years, there has been a slow but steady decline in average commissions charged in the real estate brokerage industry, with the average commission percentage decreasing from 5.44% in 2000 to 5.18% in 2006 according to REAL Trends. Some of our competitors with greater resources may be able to better withstand the short- or long-term financial effects of this trend. In addition, the barriers to entry to providing an Internet-enabled real estate service are low, allowing current or new competitors to adopt certain aspects of our business model, including offering comprehensive MLS data to clients via the Internet, thereby reducing our competitive advantage. We may not be able to compete successfully for clients and agents, and increased competition could result in price reductions, reduced margins or loss of market share, any of which would harm our business, operating results and financial condition.

We also compete or may in the future compete with various online services, such as InterActiveCorp and its LendingTree unit (which owns RealEstate.com), HouseValues, Inc., HomeGain, Inc., Move, Inc. and its REALTOR.com® affiliate, Zillow and Yahoo! Inc. that also look to attract and monetize their relationships with home buyers and sellers using the Internet. Move is affiliated with NAR, the National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages. In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. In order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces.

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

The real estate industry is heavily regulated in the United States, including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act, state and local licensing laws and regulations and federal and state advertising laws. In addition to existing laws and regulations, states and industry participants and regulatory organizations could enact legislation, regulatory or other policies in the future, which could restrict our activities or significantly increase our compliance costs. Moreover, the provision of real estate services over the Internet is a new and evolving business, and legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives governing the conduct of our business. If existing laws or regulations are amended or new laws or regulations are adopted, we may need to comply with additional legal requirements and incur significant compliance costs, or we could be precluded from certain activities. Because we operate through our website, state and local governments other than where the subject property is located may attempt to regulate our activities, which could significantly increase our compliance costs and limit certain of our activities. In addition, industry organizations, such as NAR and other state and local organizations, can impose standards or other rules affecting the manner in which we conduct our business. For instance, as mentioned above, NAR has adopted rules that, if implemented, could result in a reduction in the number of home listings that could be viewed on our website. NAR has extended the deadline for the implementation of its rules pending the resolution of a lawsuit filed in federal court by the Antitrust Division of the U.S. Department of Justice challenging, among other things, NAR’s proposed ILD policy that dictates how brokers can display other brokers’ property listings on their websites. We presently do not know whether or when the NAR rules will be implemented in their current form or in a revised form, if at all. The implementation of the rules will not limit our access to listing information, but could limit the display of listing information to our clients through our website in the manner we currently utilize, as well as increase our costs of ensuring compliance with such rules. Any significant lobbying or related activities, either of governmental bodies or industry organizations, required to respond to current or new initiatives in connection with our business could substantially increase our operating costs and harm our business.

We derive a significant portion of our leads through third parties, and if any of our significant lead generation relationships are terminated, impaired or become more expensive, our ability to attract new clients and grow our business may be adversely affected.

We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source, HomeGain, Inc., which competes with us for online customer acquisition, generated approximately 21%, 27% and 29% of our leads during 2007, 2006 and 2005, respectively. Should our lead replacement strategy upon the loss of a large lead supplier not be successful, or any of our other lead generation relationships become materially more expensive such that we could not obtain substitute sources on acceptable terms, our ability to attract new clients and grow our business may be impaired. Our business may also be impaired to the extent that state laws or NAR or MLS regulations make it more difficult or expensive for lead generators to provide us with sufficient leads. For example, as discussed above, we have seen an increase in complaints from local MLSs regarding our use of phrases such as “search MLS listed homes,” or other phrases including the term “MLS,” and we have received corresponding demands from several MLSs that we refrain from using such phrase. If these MLSs are successful in restricting our ability to use these terms on our website or in our marketing materials, our ability to attract clients directly to our website could be impaired, which could increase our need for, and cost of, obtaining leads from other sources.

Our ability to expand our business may be limited by state laws governing cash rebates to home buyers.

A significant component of our value proposition to our home buyer clients is a cash rebate provided to the buyer at closing. Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Certain states, such as Alaska, Kansas, Louisiana, Mississippi, New Jersey, Oklahoma, Oregon and Tennessee, may presently prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. Further, legislation is currently pending in Illinois that, if enacted, would prohibit such rebates. In addition, other states may limit or restrict our cash rebate program as currently structured, including Missouri and New York, although we have received guidance from the New York State Attorney General’s office indicating that the applicable law in New York would not be interpreted and/or enforced in such a way as to restrict rebates to consumers. In connection with entry into the Greater Philadelphia area, we entered the New Jersey market, where the payment of cash rebates is currently not permitted by law. Consequently, in New Jersey, in lieu of offering a cash rebate to our buyers, we make a donation to a local charity through United Way equal to 20% of our commission in cash upon closing. Should we decide to expand into any of these other states where the payment of cash rebates are restricted or prohibited, we may need to adjust our pricing structure or refrain from offering rebates to buyers in these states. Moreover, we cannot predict whether alternative approaches will be cost effective or easily marketable to prospective clients. The failure to enter into these markets, or others that adopt similar restrictions, or to successfully attract clients in these markets, could harm our business.

We have undergone significant management transitions recently and need to successfully integrate new members of the management team as well as retain key personnel or our business could be harmed.

The loss of the services of one or more of our key personnel could seriously harm our business. For example, Mr. Joseph Patrick Lashinsky assumed the position of President on January 8, 2007 and the additional position of Chief Executive Officer on June 4, 2007, and Mr. David A. Rector assumed the position of Chief Financial Officer on May 3, 2007. Our success depends on the contributions of Mr. Lashinsky, Mr. Rector and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. With the exception of Mr. Lashinsky, none of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.

As we implement changes in our agent compensation policies, we may incent behaviors that cause an increase in our expenses and potentially a decrease in our profit margin with the goal of increasing our sales and overall profitability.

From time to time, we implement changes to our agent compensation policies to achieve certain goals, for example, the improvement of agent productivity and retention. In 2007, we implemented a program to pay higher commission splits to a select number of our agents as the cumulative number of deals they close increases. Our goal for this program is to incent all of our agents to achieve higher levels of productivity and to thereby increase our profits. However, we anticipate that the implementation of this program may cause a slight decrease in our gross margin. We may, in the future, opt to implement additional changes in our agent compensation policies that may increase our compensation expenses, and possibly decrease our profit margins, with the goal of increasing our sales and overall profitability.

We monitor and evaluate the use of our website by our registered users, which could raise privacy concerns.

Visitors to our website that register with us receive access to home listing and related information that we do not make available to unregistered users. As part of the registration process, our registered users consent to our use of information we gather from their use of our website, such as the geographic areas in which they search for homes, the price range of homes they view, their activities while on our website and other similar information. They also provide us with personal information such as telephone numbers and email addresses and our registered users consent to our internal use of personal information. Our website includes a copy of our privacy policy, which sets forth our practices with respect to sharing website use and personal information when necessary to administer products or services we or companies with which we are affiliated may provide, when we have users’ permission, when required by law, or as otherwise described in our privacy policy. If we were to use this information outside the scope of our privacy policy or otherwise fail to observe any legal obligation keep this information confidential from third parties, including our former agents, we may be subject to legal claims or government action and our reputation and business could be harmed. Also, concern among consumers regarding our use of information gathered from visitors to our website could cause them not to register with us, which would reduce the number of leads we derive from our website. Because our website is our primary client acquisition tool, any resistance by consumers to register on our website would harm our business and results of operations, and could cause us to alter our business practices (including our offering of, or entry into joint marketing arrangements for, core services such as insurance and mortgage) or incur significant expenses to educate consumers regarding the use we make of information.

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

In addition, because each state in which we do business requires us to be a licensed real estate broker, and residents of states in which we do not do business could potentially access our website, changes in Internet regulation could lead to situations in which we are considered to “operate” or “do business” in such states. Any such change could result in potential claims or regulatory action (including with respect to our offering of, or entry into joint marketing arrangements for, core services such as insurance and mortgage).

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

Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 37% of our net transaction revenues in the year ended December 31, 2007 in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of forces and events beyond our reasonable control, such as regional disasters including earthquakes, harsh weather, economic or market conditions, or other events outside of our control, such as shifts in populations away from markets that we serve, or terrorist attacks. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.

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

If we need to obtain a license for the infringing technology, it may not be available on reasonable terms, if at all. Developing alternative non-infringing technology could require significant effort and expense. If we cannot license or develop alternative technology for any infringing aspects of our business on attractive terms, we may be forced to limit our product and service offerings. Any of these results could reduce our ability to compete effectively and harm our business and results of operations.

We intend to evaluate acquisitions or investments in complementary technologies and businesses and we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions or investments that we undertake.

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses, including acquisitions of our own stock. We may be unable to identify suitable acquisition candidates in the future or be able to make these acquisitions on a commercially reasonable basis, or at all. If we complete an acquisition or investment, we may not realize the benefits we expect to derive from the transaction. Any future acquisitions and investments would have several risks, including:

•	our inability to successfully integrate acquired technologies or operations;

•	diversion of management’s attention;

•	problems maintaining uniform standards, procedures, controls and policies;

•	potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

•	expenses related to amortization of intangible assets;

•	risks associated with operating a business or in a market in which we have little or no prior experience;

•	potential write offs of acquired assets;

•	loss of key employees of acquired businesses;

•	our inability to recover the costs of acquisitions or investments; and

•	our inability to increase earnings per share.

OTHER RISKS RELATED TO OUR STOCK PRICE

Our stock price may be volatile.

The trading price of our common stock may fluctuate widely, depending upon many factors, some of which are beyond our control. These factors include, among others, the risks identified above and the following:

•	variations in our quarterly results of operations;

•	changes in our financial guidance for future periods;

•	announcements by us or our competitors or lead source providers;

•	the relatively low level of public float and average daily trading volumes of our common stock;

•	changes in estimates of our performance or recommendations, or termination of coverage, by securities analysts;

•	inability to meet quarterly or yearly estimates or targets of our performance;

•	the hiring or departure of key personnel, including agents or groups of agents or key executives;

•	changes in our reputation;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in the legal and regulatory environment, as well as the rules of trade associations, affecting our business; and

•	market conditions in our industry and the economy as a whole.

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

As of December 31, 2007, we had 23,640,746 shares of common stock outstanding. All of these shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.

The relatively small average daily trading volume of our stock could result in volatility in our trading prices, particularly if a large block of our stock is traded.

The average daily trading volume of our common stock on The NASDAQ Stock Market is relatively small, averaging approximately 38,000 shares per trading day during our fourth quarter of 2007. Consequently, the trading price of our stock on any given day could be volatile, particularly if a relatively large block of stock is traded on that day. For example, several of our earliest investors, including Benchmark Capital Partners, Pyramid Technology Ventures, Vanguard Ventures, and each of their affiliates, still own a significant number of shares of our common stock, and Pyramid has indicated in public filings that it is selling at least some of its holdings. If these investors, or any other holders of our common stock, determined to sell all or a part of their holdings, those sales could depress the trading price of our common stock.

Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own nearly half of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 23,803 square feet of office space, under a lease that expires in January 2012. This facility accommodates our principal administrative and finance operations. We typically occupy a leased facility in each of our operating districts to accommodate offices for our district director and support staff. We generally do not provide office space for our ZipAgent force. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available for lease to meet our future needs.

Item 3.	Legal Proceedings:

On May 4, 2007, the Company was named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, case number CV 07 2959, by four former employee agents of the Company on behalf of themselves and others similarly situated. The complaint alleged, among other things, that the Company’s policies for expense allowances and expense reimbursement in place prior to October 2005, and its policy for commission payments to agents for transactions that do not close during the period of employment, violate applicable law. The Company reached a settlement agreement, subject to court approval, which called for a payment of $3,550,000 and, as a result, recorded a charge in that amount during the quarter ended September 30, 2007. The settlement agreement included a full release from any further liability on the matters raised in the complaint. The settlement agreement received court approval on March 10, 2008.

On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, case number RG 07326622, by one former employee agent of the Company. The complaint seeks monetary relief and alleges, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment for minimum wages and overtime. The Company is in the initial stages of discovery in this matter. However, at this time, the Company believes that its sales agents are properly classified as outside salespersons exempt from minimum wage and overtime payments and, therefore intends to vigorously defend this lawsuit.

On March 29, 2006, the Company filed a claim in the Superior Court of California, County of San Diego, for malpractice against the law firm that provided counseling in connection with certain employment matters, including wage and expense issues, in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al., Case No. CGC 06450765. While the Company believes it has a good case, it is too early to determine the likelihood of a recovery, or to estimate the amount of recovery, if any.

On March 12, 2008, a putative class action, entitled Simon et al. v. ZipRealty, Inc., was filed against the Company in the Los Angeles County Superior Court. The complaint seeks to represent a class of all California sales agents and a nationwide class of sales agents under the federal Fair Labor Standards Act, claims that those sales agents are not exempt from minimum wage and overtime laws, and brings claims for failure to pay minimum wage and overtime, failure to maintain and provide accurate payroll records, failure to provide meal and rest breaks, and failure to reimburse expenses, as well as a claim under California Business and Professions Code Section 17200, all related to the same conduct. The complaint seeks an unspecified amount of damages, interest, penalties, injunctive relief, and attorneys’ fees and costs. The Company has not been served with this complaint and has not had the opportunity to analyze the allegations in detail. However, the Company believes that its sales agents are properly classified as outside salespeople exempt from applicable state and federal minimum wage and overtime requirements. Accordingly, the Company intends to vigorously defend this lawsuit.

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

Market information

Our common stock began trading on The NASDAQ Stock Market under the symbol “ZIPR” on November 10, 2004. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by The NASDAQ Stock Market:

	High	Low

2006 Calendar year
First Quarter	$10.26	$8.16
Second Quarter	$9.71	$7.11
Third Quarter	$8.39	$5.89
Fourth Quarter	$8.16	$7.08
2007 Calendar year
First Quarter	$7.83	$7.07
Second Quarter	$7.69	$7.00
Third Quarter	$7.51	$6.01
Fourth Quarter	$6.63	$4.59

As of March 4, 2008, we had approximately 76 common stockholders of record and a substantially greater number of beneficial owners.

Stock Performance Graph

The following performance graph compares the percentage change in the cumulative total stockholder return on shares or our common stock with the cumulative total return for:

•	the AmEx Interactive Week Internet Index (our Peer Group Index), and

•	the Total Return Index for The NASDAQ Stock Market (U.S. and Foreign).

This comparison covers the period from November 10, 2004 (the first day of trading after the effectiveness of the registration statement for our initial public offering) to December 31, 2007 (the last trading day in our fiscal year 2007). It assumes $100 was invested on November 10, 2004 in shares of our common stock, our peer corporations and The NASDAQ Stock Market, and assumes reinvestment of dividends, if any.

The Interactive Week Internet Index is a modified-capitalization weighed index designed to measure a cross section of companies involved in providing internet infrastructure and access, developing and marketing internet content and software, and conducting business over the internet. The Interactive Week internet Index was developed by The American Stock Exchange and Ziff-Davis Publishing. We previously used the Goldman Sachs Internet Index for our peer group comparative return. However, Standard & Poor’s acquired the index from Goldman Sachs Group in February, 2007 and the index is no longer available. The Total Return Index for The NASDAQ Stock Market (U.S. and Foreign) comprises all ADRs, domestic shares, and foreign common shares traded on The NASDAQ Global Market and The NASDAQ Capital Market, excluding preferred shares, rights and warrants.

Comparative Returns

			Total
			NASDAQ
Date	ZipRealty	Peer Group	Returns
November 10, 2004	100.00	100.00	100.00
December 31, 2004	109.63	108.70	106.92
December 30, 2005	51.66	110.09	108.39
December 29, 2006	45.95	125.80	118.71
December 31, 2007	34.36	143.80	130.36

The stock price performance shown on the graph is not necessarily indicative of future price performance. Our closing stock price on March 7, 2008 was $5.07.

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

We have not used any of the net offering proceeds from the offering for operational purposes. We currently estimate that we will use the net proceeds as described in the prospectus for the offering: for general corporate purposes, including working capital. We have not assigned specific portions of the net proceeds for any particular uses, and we will retain broad discretion in the allocation of the net proceeds. From time to time, we evaluate potential acquisitions of complementary businesses, technologies and other assets, including the acquisition of our own stock, in the ordinary course of business.

Item 6.	Selected Financial Data:

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
Statements of Operations Data	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Net transaction revenues	$101,100	$92,659	$91,082	$60,749	$32,679
Referral and other revenues	2,762	2,728	2,323	1,539	1,128

Net revenues	103,862	95,387	93,405	62,288	33,807

Operating expenses:
Cost of revenues	58,613	52,166	51,122	33,903	19,937
Product development	7,320	5,775	3,034	2,257	1,740
Sales and marketing	38,256	30,910	24,855	16,896	9,808
General and administrative	15,409	13,461	9,204	6,369	4,713
Litigation	3,550	—	4,164	—	—

Total operating expenses	123,148	102,312	92,379	59,425	36,198

Income (loss) from operations	(19,286)	(6,925)	1,026	2,863	(2,391)

Other income (expense):
Interest expense	—	—	—	—	(2,273)
Interest income	4,401	3,907	2,741	411	60
Other income (expense), net	1	(16)	(14)	(1)	21

Total other income (expense), net	4,402	3,891	2,727	410	(2,192)

Income (loss) before income taxes	(14,884)	(3,034)	3,753	3,273	(4,583)
Provision for (benefit from) income taxes	—	17,560	(16,714)	89	—

Net income (loss)	$(14,884)	$(20,594)	$20,467	$3,184	$(4,583)

Cumulative preferred stock dividends	—	—	—	552	631
Amount allocated to participating preferred shares	—	—	—	2,632	—

Net income (loss) available to common stockholders	$(14,884)	$(20,594)	$20,467	$—	$(5,214)

Net income (loss) per share:
Basic	$(0.66)	$(1.00)	$1.02	$—	$(3.57)
Diluted	$(0.66)	$(1.00)	$0.82	$—	$(3.57)
Weighted average common shares outstanding:
Basic	22,586	20,542	20,089	3,798	1,459
Diluted	22,586	20,542	25,080	3,798	1,459

Effective January 1, 2006, we adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”).

Effective January 1, 2007, for income statement presentation purposes, we have reclassified sales support and marketing expenses from general and administrative to sales and marketing (previously stated as marketing and customer acquisition). In management’s opinion, the reclassification to sales and marketing more appropriately reflects the nature of these activities, which include sales support and marketing activities of our district offices, regional services, ZipAgent and customer support services. In conjunction with this reclassification, we have also allocated headquarter occupancy costs to corporate departments, based upon square footage, to product development, sales and marketing and general and administrative; previously all headquarter occupancy costs were recorded under general and administrative expenses. Comparative periods have been conformed to this presentation. See Note 1 titled “The Company and Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements.

	December 31,
Balance Sheet Data	2007	2006	2005	2004	2003
	(In thousands)

Cash, cash equivalents and short-term investments	$80,467	$88,808	$88,909	$83,497	$10,357
Working capital	72,314	83,794	84,047	80,923	8,183
Total assets	90,819	98,357	113,953	88,126	12,430
Total long-term liabilities	503	513	38	90	157
Total liabilities	13,093	10,488	10,172	5,855	3,535
Redeemable convertible preferred stock and warrants	—	—	—	—	63,556
Total stockholders’ equity (deficit)	$77,726	$87,869	$103,781	$82,271	$(54,660)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

OVERVIEW

General

We are a full-service residential real estate brokerage firm, using our user-friendly website and employee real estate agents to provide homebuyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform helps to reduce costs, allowing us to pass on significant savings to consumers. We share a portion of our commissions with our buyer clients in the form of a cash rebate, and typically represent our seller clients at fee levels below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers.

Our net revenues are comprised primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate (or, in New Jersey, net of charitable donation) or commission discount, if any, paid or offered to our clients. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain co-marketing arrangements, such as our relationship with E-LOAN, Inc., which provides mortgage services through the mortgage center on our website and pays us a flat monthly fee that is established on a periodic basis. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore our options for entering into additional co-marketing arrangements or offering other services related to the purchase, sale and ownership of a home and have begun offering property and casualty insurance (including auto insurance) services through a subsidiary.

We were founded in 1999, currently have operations in 33 markets, and as of December 31, 2007 employed 2,426 people, of whom 2,180 were ZipAgents. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater

Philadelphia area in December. During 2007 we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September, and Westchester County in December. To date in 2008 we have announced we will commence operations in Long Island and have plans to enter one to three additional markets depending on market conditions.

Trends in our business and financial and real estate markets

Softness in the residential real estate market.  Although our business has experienced increasing revenue growth on an annual basis since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction, recently revenue growth has slowed based on what we believe to be a transition period in the housing market and the effects of the recent changes in the mortgage lending business. In 2007 we generated $103.9 million in net revenues, compared to $95.4 million in 2006. The number of our closed transactions increased to approximately 13,962 in 2007 from approximately 12,683 in 2006, and our average net revenue per transaction decreased slightly to approximately $7,241 in 2007 from approximately $7,306 in 2006 a decrease of approximately 1%. Our average net revenue per transaction decreased over this period of time in both existing and new markets, as well as in California markets and in markets outside of California.

Our transaction volume is primarily driven by the number of ZipAgents we employ, their productivity, and market conditions. The number of ZipAgents we employ has increased to 2,180 at December 31, 2007 from 1,794 at December 31, 2006. As we introduce new initiatives to improve agent productivity, we may experience temporary declines in the total number of agents although, overall, we expect to continue to increase the number of agents. As we add additional ZipAgents, we believe long term we will continue to increase our transaction volume and grow our business, although this may not be the case if the market continues to soften. If the current softness of the residential real estate market continues or worsens, we expect to see a reduction in the number of licensed REALTORS® nationwide and in our largest markets. For example, the National Association of REALTORS® has reported that its total membership of REALTORS® fell approximately 5.9% from August 31, 2007 to January 31, 2008. Further, according to the California Department of Real Estate, in December 2007, the total number of real estate licensees in California dropped by 0.1% month-over-month, the first decline in its agent rolls in over five years, and salesperson examinations in that state decreased by 85% from December 2006 to December 2007. We expect that overall declines in agent ranks will be comprised disproportionately of less skilled real estate agents, with the better agents continuing in the business. We also expect that the prolonged softening may deal a critical blow to some of our competitors. It is our hope that these events, if they occur, will increase the percentage of highly skilled real estate agents on the market, and reduce the competition for such agents, but we cannot know whether this result will occur, or whether the overall decline in the number of real estate agents will make it more difficult for us to employ qualified agents and grow our business.

Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 29% in 2007 compared to 2006. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. In some markets, home prices have remained relatively stable, but we believe that buyer expectation that prices will decline has resulted in fewer transactions, as buyers postpone transactions until such declines materialize. For example, according to NAR, nationally sales of existing homes fell 22.0% year-over-year in December 2007 to a seasonally adjusted annual rate of 4.89 million. In the State of California, the California Association of REALTORS® reported that sales of existing homes declined 33.4% and the median price of existing homes fell 16.5% year-over-year during the month of December 2007. In our opinion, these data points support the notion that the housing market is in a period of transition, with more power shifting to buyers from sellers, and that the residential real estate market may continue to soften in the foreseeable future. During this period of transition we may continue to experience reduced growth rates and decreased agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions and as we currently intend to open significantly fewer number of new markets in 2008 compared to 2007.

As a result of this contraction in the residential real estate market, our net transaction revenues in existing markets (markets opened before January 1, 2006), decreased to $89.6 million in 2007 from $90.1 million in 2006.

Although we have increased our market share in existing markets, our net transaction revenues have decreased in these markets due to a slight decline in transaction volumes. New market net transaction revenues increased by $9.0 million resulting in an overall increase in net revenues of $8.4 million. We may not be able to sustain this effort at this rate in new markets, if the softening in the residential real estate market continues.

In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past year in our existing markets in aggregate, we believe that there is an opportunity to further increase our market share, even if the overall level of sales decline due to changing consumer sentiment, interest rate increases, credit tightening, or other economic or geopolitical factors.

As we implement our business plan for 2008, a key area of focus will be on our existing markets, with a goal of driving their efficiency, productivity and profits. Nevertheless, our losses are likely to continue into 2008, albeit we expect they will be reduced from that which we experienced in 2007.

Impact of softened residential real estate market on availability of mortgages.  We also believe that the prolonged softening of the residential real estate market has negatively impacted, and has been negatively impacted by, the market for home loans, which is a critical market to our business. As home prices decline, and homeowners find themselves with less equity in their homes, lenders generally become less willing to refinance existing mortgages or to extend home equity loans. We believe several effects could result, including homeowners being less willing to spend, which would have a dampening effect on the overall economy, and, in turn, dampen the demand for real estate. Also, as home equity leverage decreases, homeowners are more likely to default on their home loans. As reported by the Wall Street Journal, we believe we have seen some evidence of this occurrence, as the number of short sales (which are sales typically involving distressed properties) increase during the calendar year 2007. These defaults can fuel a spiral of further credit tightening and even less availability of credit, causing a banking crisis. In addition, as more distressed properties are offered for sale, the resulting increase in inventory of homes for sale could put further downward pressure on home prices. As the rates in many adjustable rate mortgages reset at higher rates, the number of distressed properties entering the residential real estate market should increase. We believe we have already seen signs of this phenomenon in early 2008, although we expect significant variation from market to market.

Federal legislation has recently been enacted that, among other objectives, seeks to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” to a maximum of $729,000. There can be no assurance that this legislation will accomplish its desired objectives, or that it will have a positive impact on the residential real estate market. The legislation with respect to conforming loans is expected to expire in December 2008, and there is no guarantee that this legislation will be extended to cover future time periods. In addition, this legislation is expected to take up to several months to implement while required regulations and guidelines are drafted and adopted to implement the features of the new legislation, including the raised loan amount. As this legislation is implemented, a variety of factors could cause unintended and possibly negative fluctuations in the number of completed residential real estate transactions. For example, homebuyers may decide to postpone home purchases from early 2008 into later in the year to await the implementation of the legislation, or homebuyers may decide to accelerate home purchases from early 2009 into late 2008 to take advantage of the legislation before its current expiration date. Any of these events could significantly and negatively impact our operating results.

Changes to our business model.  Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business. We have modified the compensation and expense reimbursement structure for ZipAgents over time, and we most recently changed our commission and/or expense structure in April 2007. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 35% to 80% or more, based on their productivity, of our net revenues after deducting certain other items. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs and other business expenses. ZipAgents may also be granted equity incentives based on performance. We may choose or be required to make further modifications to our compensation structure in the future. For example, Nevada recently approved legislation that preempts the federal “outside sales exemption” from paying minimum wages in that state. That legislation took effect on November 1, 2007. Accordingly, on November 1, 2007 we began paying ZipAgents minimum wage and, where required, overtime, to our ZipAgents in Nevada. The minimum wage payments will be offset against future commissions earned, if any.

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

Historically, most of our business has been derived from representing buyers in their home purchases. One of our growth strategies is to increase the portion of our business that is composed of representing sellers in their home listings. In addition, a general softening in the residential real estate market, as well as other factors, may cause an increase in the percentage of our business that is composed of representing home sellers rather than home buyers. As the portion of our listings business increases, and as listings take longer to sell in a market with higher inventory levels, marketing costs generally increase, and commissions can decrease as buyers demand more last-minute concessions in price before closing. If the softened market persists, we may incur greater listing marketing costs and achieve lower commissions and lower profit margins.

Fluctuations in quarterly profitability.  We achieved profitability in the first quarter of 2005, the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume. We experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a class action lawsuit; we would have been profitable excluding the effect of this settlement. We achieved profitability in the third and fourth quarters of 2005, but because of seasonality (seasonal fluctuations in our business) and new market expansion as well as softening in the residential real estate market, we experienced a net loss in the first and second quarters of 2006. We achieved profitability in the third quarter of 2006, but experienced a net loss in the fourth quarter of 2006 as a result of decreased transaction volume due to our seasonally slow fourth quarter and continued market softness. In 2007, we reported losses in each quarter due to various factors including seasonality, new market expansion and ongoing market softness. The third and fourth quarter losses were additionally impacted by tightening in the availability of home mortgage credit and the proposed litigation settlement described in Part I, Item 3, “Legal Proceedings”.

Industry declines in commission percentages.  Over the past several years there has been a decline in average commissions charged in the real estate brokerage industry, in part due to companies such as ours exerting downward pressure on prices with a lower commission structure, as well as by what, in our view, appears to be an increase in consumer willingness to negotiate fees with their agents. We believe that many consumers are focusing on absolute commission dollars paid to sell their home as opposed to accepting a traditional standard market commission percentage. According to REAL Trends, while the average commission percentage decreased from 5.44% in 2000 to 5.18% in 2006, total commission revenues increased from $42.6 billion to $59.7 billion during that same period, influenced by steadily increasing sales volumes and higher median sales prices. In the event that commissions continue to decline, we have designed our business model around an attractive cost structure and operational efficiencies which we believe should allow us to continue to offer our services at prices less than those charged by the majority of our competitors.

Changes in competitive landscape.  In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model (currently in five states and the District of Columbia) that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate of their commission. BuySide Realty, another discount brokerage, employs agents who are paid salaries and bonuses based on customer service, not commissions, while offering a 75% rebate of their commission. RealEstate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers and agents, and has opened a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker websites. These companies have limited operating histories upon which to evaluate their operations and future prospects. However, in order to be successful, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.

Industry seasonality and cyclicality.  The residential real estate brokerage market is influenced both by annual seasonality factors, as well as by overall economic cycles. While individual markets vary, transaction volume nationally tends to progressively increase from January through the summer months, then gradually slows over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing. While we believe that, until fairly recently, seasonality has been somewhat masked by our overall growth, we have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.

We believe that the overall market activity, macroeconomic environment, and periodic business cycles can significantly influence the general health of the residential real estate market at any given point in time. Generally, when economic times are fair or good, the housing market tends to perform well. If the economy is weak, interest rates dramatically increase, or there are market events such as terrorist attacks or threats, the outbreak of war or geopolitical uncertainties, the housing market likely would be negatively impacted. Recently, changes in the mortgage market, including the subprime market, have negatively effected the buying and selling of real estate, as financing and credit standards have tightened. These factors have tended to depress the real estate activity. Also, there have been numerous reports about the effects of subprime mortgages on the general real estate market. These reports also tend to have a dampening effect on the general real estate market.

Historical variations in U.S. interest rates.  Over the past several decades, the national residential real estate market has demonstrated significant growth, with annual existing home sales volume growing from 1.6 million in 1970 to approximately 7.1 million in 2005 and median existing home sales prices increasing every year during that period. While the volume of existing home sales has declined for at least two consecutive years only twice since 1970, namely 1979 through 1982 and 1989 through 1990, sales did fall from their 2005 peak to approximately 6.5 million in 2006 and fell again in 2007 to approximately 5.7 million, and there are forecasts that predict sales will continue their decline in 2008. Sales volume changes are sensitive to, but do not always follow interest rate changes. The declines in sales volumes in the 1979 through 1982 period occurred while interest rates were at historic highs, with long-term U.S. Treasury rates exceeding 10%. However, with rates remaining at similarly high levels, sales increased during the period from 1983 through 1986. Average interest rates were lower during the second period of consecutive year declines, 1989 through 1990, than they had been in the expansion period ending in 1988.

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

While it is difficult to isolate the cause of recent transaction volume declines and pricing growth slowing in the residential real estate market, such softening has been occurring since the Fall of 2005 as interest rates have generally increased (subject to some recent fluctuations), inventories have generally increased (but with significant variations in inventory market to market), and credit standards and financing have tightened, as discussed in more detail above. Other factors have likely contributed to the slowdown as well, such as high fuel prices, persistent press coverage about residential real estate potentially being poised for a correction, and the fact that prices had until that time been increasing at historically high rates. This rapid price appreciation, which was well ahead of household income growth, along with increasing interest rates has made housing less affordable, which has manifested itself in declining home ownership rates, which peaked in 2004. With overall transaction activity declining and sales price increases slowing, overall commissions generated in the industry could decline as well, potentially causing the roughly $59.7 billion in annual commissions generated in 2006 to decline. However, should the addressable market for our services decline somewhat in the near term due to decreasing sales volume or prices, we believe the overall size of the market on an absolute basis will remain very large, providing ample addressable opportunity for us to continue to grow our business through increasing our market share.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements, and of those policies, we believe that the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to understand and evaluate our financial condition and results of operations.

Revenue recognition

We derive the substantial majority of our revenues from commissions earned as agents for buyers and sellers in residential real estate transactions. We recognize commission revenues upon closing of a sale and purchase transaction, net of any rebate (or, in New Jersey, charitable donation) or commission discount, or transaction fee adjustment, as evidenced by the closure of the escrow or similar account and the transfer of these funds to all appropriate parties. We recognize non-commission revenues from our other business relationships, such as our E-LOAN marketing relationship, as the fees are earned from the other party typically on a monthly fee basis. Revenues are recognized when there is persuasive evidence of an arrangement, the price is fixed or determinable, collectibility is reasonably assured and the transaction has been completed.

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our ZipAgent Platform, in accordance with the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and Emerging Task Force Issue No. 00-02, Accounting for Website Development Costs. We capitalize the payroll and direct payroll-related costs of employees who devote time to the development of internal-use software. We amortize these costs over their estimated useful lives, which ranges between 15 to 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

Stock-based compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to adopting SFAS 123(R), we accounted for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award. We elected to adopt the modified prospective transition method as provided by SFAS 123(R), except for options granted prior to our initial filing in May 2004 of the registration statement for our initial public offering, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the years ended December 31, 2007 and 2006 includes:

•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to our initial filing in May 2004 of the registration statement for our initial public offering, and prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123;

•	compensation cost for stock-based awards granted subsequent, to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R); and

•	compensation cost for options granted prior to our initial filing in May 2004 of the registration statement for our initial public offering, based on the intrinsic value method.

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

The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options, restricted stock and common stock warrants, requires judgment by management on a number of assumptions, including the fair value of the underlying instrument, estimated lives of the outstanding instruments, and the instrument’s volatility. Changes in key assumptions will impact the valuation of such instruments. For option and restricted stock awards, the fair value of our common stock is the closing price of our stock on The NASDAQ Stock Market on the date the award was granted.

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

Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss tax carryforwards. During the fourth quarter 2005, we concluded that it is more likely than not that we will be able to realize the benefit of a significant portion of these deferred tax assets in the future. Consequently, we recognized a net tax benefit of $16.7 million resulting primarily from the release of a significant portion of the net deferred tax valuation allowance.

During the fourth quarter of 2006, we concluded that a full valuation allowance should be reinstated against our net deferred tax assets at December 31, 2006 as available evidence, including recent historical results and management’s expectations for the future, supported a more likely than not conclusion that the related deferred tax assets will not be realized. As a result, the tax expense for the year ended December 31, 2006 includes a non-cash expense of $17.7 million related to the recording of a full valuation allowance.

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at December 31, 2007. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

At December 31, 2007, we had federal and state net operating loss carryforwards of approximately $55.4 million and $36.9 million, respectively, available to offset future taxable income. If not utilized, the federal and state net operating losses will begin to expire in 2019 for federal and 2009 for state tax purposes, respectively.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Company has federal and state net operating losses of approximately $1.0 million at July 7, 1999 that are subject to annual limitations of $20,000, net operating losses of approximately $1.0 million at November 30, 1999 that are subject to annual limitations of $200,000, and net operating losses of approximately $5.7 million at May 31, 2005 that are subject to annual limitations of $12 million.

The difference between our effective income tax rate and the federal statutory rate is primarily a function of the release of the valuation allowance provided against the net deferred tax assets and permanent differences. Our future effective income tax rate will depend on various factors, such as changes in our valuation allowance, pending or future tax law changes including rate changes, potential limitations on the use of federal and state net operating losses, and state taxes.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Year Ended December 31,
Statements of Operations Data	2007	2006	2005
	(In thousands, except per share amounts)

Net transaction revenues	$101,100	$92,659	$91,082
Referral and other revenues	2,762	2,728	2,323

Net revenues	103,862	95,387	93,405

Operating expenses:
Cost of revenues	58,613	52,166	51,122
Product development	7,320	5,775	3,034
Sales and marketing	38,256	30,910	24,855
General and administrative	15,409	13,461	9,204
Litigation	3,550	—	4,164

Total operating expenses	123,148	102,312	92,379

Income (loss) from operations	(19,286)	(6,925)	1,026

Other income (expense):
Interest income	4,401	3,907	2,741
Other income (expense), net	1	(16)	(14)

Total other income (expense), net	4,402	3,891	2,727

Income (loss) before income taxes	(14,884)	(3,034)	3,753
Provision (benefit) for income taxes	—	17,560	(16,714)

Net income (loss)	$(14,884)	$(20,594)	$20,467

Net income (loss) per share:
Basic	$(0.66)	$(1.00)	$1.02
Diluted	$(0.66)	$(1.00)	$0.82
Weighted average common shares outstanding:
Basic	22,586	20,542	20,089
Diluted	22,586	20,542	25,080

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
Statements of Operations Data	2007	2006	2005

Net transaction revenues	97.3%	97.1%	97.5%
Referral and other revenues	2.7	2.9	2.5

Net revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	56.4	54.7	54.7
Product development	7.0	6.0	3.2
Sales and marketing	36.8	32.4	26.6
General and administrative	14.8	14.1	9.9
Litigation	3.4	—	4.5

Total operating expenses	118.4	107.2	98.9

Income (loss) from operations	(18.4)	(7.2)	1.1

Other income (expense):
Interest income	4.2	4.1	2.9
Other income (expense)	—	—	—

Total other income (expense), net	4.2	4.1	2.9

Income (loss) before income taxes	(14.2)	(3.1)	4.0
Provision (benefit) for income taxes	—	18.4	(17.9)

Net income (loss)	(14.2)%	(21.5)%	21.9%

Comparison of the years ended December 31, 2007 and December 31, 2006

Other operating data

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change

Number of markets (1)
Comparable existing markets	17	17	0
New markets	16	6	10

Total	33	23	10

Number of transactions closed during the period (2)
Comparable existing markets	11,813	12,207	(394)	(3.2)%
New markets	2,149	476	1,673	351.5%

Total	13,962	12,683	1,279	10.1%

Average net revenue per transaction (3)
Comparable existing markets	$7,585	$7,384	$201	2.7%
New markets	5,350	5,300	50	0.9%
All markets	$7,241	$7,306	$(65)	(0.9)%

Number of ZipAgents at end of the period
Comparable existing markets	1,627	1,591	36	2.3%
New markets	553	203	350	172.4%

All markets	2,180	1,794	386	21.5%

(1)	New markets are transferred to existing markets on January 1st following the completion of their first full calendar year. The Las Vegas, Houston and Miami markets opened during 2005 and, therefore, completed their first full calendar year at of the end of 2006. Accordingly, these markets were moved to existing markets as of January 1, 2007 and are included in comparable existing markets for all periods presented.

Comparable existing markets:	New markets and the month opened:
Atlanta, GA
Baltimore, MD
Boston, MD
Chicago, IL
Dallas, TX
Fresno/Central Valley, CA
Los Angeles, CA
Houston, TX
Las Vegas, NV
Miami, FL
Orange County, CA
Phoenix, AZ
Sacramento, CA
San Diego, CA
San Francisco Bay Area, CA
Seattle, WA
Washington, DC	Tampa, FL
Orlando, FL
Minneapolis, MN
Austin, TX
Palm Beach, FL
Greater Philadelphia Area, PA
Naples, FL
Tucson, AZ
Denver, CO
Jacksonville, FL
Salt Lake City, UT
Richmond, VA
Virginia Beach, VA
Charlotte, NC
Raleigh-Durham, NC
	Westchester County, NY	February 2006 April 2006 May 2006 July 2006 September 2006 December 2006 March 2007 March 2007 April 2007 May 2007 July 2007 July 2007 August 2007 August 2007 September 2007 December 2007

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

Net transaction revenues
Comparable existing markets	$89,604	$90,136	$(532)	(0.6)%
New markets	11,496	2,523	8,973	355.7%

Total	$101,100	$92,659	$8,441	9.1%

The increase in our net transaction revenues of $8.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily due to an increase in net transaction revenues of $9.0 million in our new markets offset by a decrease in net transaction revenues of $0.5 million from our existing markets.

The decrease in net transaction revenues in our existing markets of $0.5 million or 0.6% was driven primarily by a decrease in the number of transactions closed during the period of 394 closed transactions or 3.2% partially offset by an increase in average net revenue per transaction of $201 or 2.7%.

The increase in net transaction revenues in our new markets of $9.0 million was driven by an increase of 1,673 transactions closed during the period as we opened ten new markets in the 2007 in addition to the six markets opened in 2006 and added new ZipAgents. The increase was also attributable to an increase in the average net revenue per transaction of $50 or 3.0%.

We expect that our net revenues for 2008 will increase primarily as a result of additional transactions in our new markets as they add new ZipAgents.

Referral and other revenues

Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

Referral and other revenues	$2,762	$2,728	$34	1.3%

The absolute dollar increase in referral and other revenues was not significant.

Cost of revenues

Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

Cost of revenues
Comparable existing markets	$52,378	$50,875	$1,503	3.0%
New markets	6,235	1,291	4,944	382.9%

Total	$58,613	$52,166	$6,447	12.4%

The increase in cost of revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily related to the overall increase in transaction revenue on which we pay agent commissions.

Cost of revenues increased in our existing markets by approximately $1.5 million or 3.0% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The cost of revenues as a percentage of existing markets net transaction revenues increased by about 2.0% primarily due to the mix of agent commissions paid as well as increased agent expense reimbursements. Additionally we made certain adjustments to our agent compensation plan to better motivate and retain our agents under the current market conditions.

Cost of revenues increased in our new markets by approximately $4.9 million related to the increase in net transaction revenue during the period. The cost of revenues as a percentage of new market net transaction revenues increased by 3.0% primarily due to the mix of agent commissions paid. This increase in the cost of revenues percentage in new markets is expected as increasing numbers of ZipAgents achieve higher commission splits as the new markets mature.

We expect that our cost of revenues for 2008 will increase in absolute dollars but remain relatively consistent as a percentage of net transaction revenues.

Product development

Product development expenses include our information technology costs, primarily compensation and benefits for our product development and infrastructure personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and proprietary technology platforms and infrastructure.

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

Product development	$7,320	$5,775	$1,545	26.8%

The increase in product development expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.4 million, technology infrastructure costs of $0.7 million, depreciation of $0.4 million and consulting costs of $0.1 million. These costs were partially offset by an increase in the amount of salaries and benefits capitalized as internal-use software of $0.1 million. As a percentage of net revenues, product development expenses increased by 1.0 percentage point in the period due primarily to the growth of our product development staff headcount to enhance our website, proprietary agent platform and overall system infrastructure.

We expect our product development expenses to increase in 2008 in absolute dollars and as a percentage of net revenues as we continue to grow our business and enhance our technology systems to improve our ZipAgents efficiency and enhance features on our website for consumers.

We expect that our product development expenses to increase in 2008 in absolute dollars and remain relatively flat as a percentage of net revenues as we continue to grow our business and enhance our technology systems to improve our ZipAgents efficiency and enhance features on our website for consumers.

Sales and marketing

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in sales, sales support and customer service as well as promotional, advertising and client acquisition costs. These expenses have been categorized below between those incurred in the existing and new markets offices and those expenses which are incurred by the regional and corporate support functions across all markets.

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

Sales and marketing:
Comparable existing markets	$22,289	$21,679	$610	2.8%
New markets	8,591	2,854	5,737	201.1%
Regional/corporate sales support and marketing	7,376	6,377	999	15.6%

Total	$38,256	$30,910	$7,346	23.8%

The increase in sales and marketing expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily related to the overall growth in our business principally the expansion into new markets.

Sales and marketing expenses increased in our existing markets by approximately $0.6 million principally attributable to salaries and benefits of $0.4 million, customer acquisition costs of $0.4 million, facilities related expenses of $0.1 million, offset by a reduction in recruiting costs of $0.2 million. As a percentage of existing market net transactions revenues, existing market sales and marketing expenses were 24.9% in the current period compared to 24.1% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $5.7 million principally attributable to opening ten new market offices since December 31, 2006. The increased expenses consisted primarily of salaries and benefits of $1.9 million, travel of $0.2 million, customer acquisition/marketing costs of $1.9 million, facilities related expenses of $1.1 million and recruiting/training expenses of $0.5 million. As a percentage of new market net transactions revenues, new market sales and marketing expenses were 74.7% in the current year compared to 113.1% in the prior year.

Regional/corporate sales support and marketing expenses increased by approximately $0.9 million principally attributable to the costs of our new market expansion. The increased expenses consisted primarily of salaries and benefits of $0.5 million, travel of $0.2 million, advertising and marketing of $0.2 million, consulting of $0.1 million and $0.1 million of stock-based compensation partially offset by decreased depreciation expenses of $0.2 million. As a percentage of total net transactions revenues, regional sales support and marketing expenses were 7.3% in the current period compared to 6.9% in the prior year.

We expect that our sales and marketing expenses for 2008 will increase in absolute dollars but decrease as a percentage of net revenues.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

General and administrative	$15,409	$13,461	$1,948	14.5%

The increase in general and administrative expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 was principally due to increased salaries and benefits of $0.8 million, professional fees of $0.4 million, recruiting and training of $0.2 million, facilities related expenses of $0.1 million, stock-based compensation expense of $0.7 partially offset by decreased travel and entertainment of $0.1 million. Included in the increase in general and administrative expenses during the year were the expenses associated with the termination of our former CEO which totaled approximately $0.7 million. As a percentage of net revenues, general and administrative expenses were 14.8% in the period compared to 14.1% in the year ended December 31, 2006.

As we grow our business and expand into additional new markets, we expect our general and administrative expenses to decrease in absolute dollars and as a percentage of net revenues.

Litigation

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

Litigation	$3,550	$—	$3,550	100%

Litigation relates to a class action lawsuit filed by four former ZipAgents. The plaintiffs allege, among other things, that our expense allowance policies violate applicable law. There is a proposed settlement involving a payment of approximately $3.55 million, and a full release from any further liability on the matters raised in the lawsuit. See the description under “Legal Proceedings” in Part I, Item 3 of this report.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

Interest income	$4,401	$3,907	$494	12.6%

Interest income relates to interest we earn on our money market deposits and short-term investments. Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due primarily to higher interest rates earned on lower average balances.

Other income (expense), net

Other income (expense), net consists of non-operating items, which have not been significant to date.

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

Other income (expense), net	$1	$(16)	$17	105.0%

Provision for income taxes

The provision for income taxes relates to our net book profit based on our best estimate of the tax provision (benefit) that will be provided for the full year.

	Year Ended
	December 31,		Increase	Percent
	2007	2006	(Decrease)	Change
	(In thousands)

Provision (benefit) for income taxes	$—	$17,560	$(17,560)	100.0%

We continue to record a full valuation allowance against our deferred tax assets at December 31, 2007, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. Based on the full valuation allowance and the taxable loss for the year ended December 31, 2007, we have not recorded a tax provision or benefit.

Comparison of the years ended December 31, 2006 and December 31, 2005

Other operating data

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change

Number of markets (1)
Comparable existing markets	14	14	0
New markets	9	3	6

Total	23	17	6

Number of transactions closed during the period (2)
Comparable existing markets	11,072	11,957	(885)	(7.4)%
New markets	1,611	360	1,251	347.5%

Total	12,683	12,317	366	3.0%

Average net revenue per transaction (3)
Comparable existing markets	$7,555	$7,454	$101	1.4%
New markets	5,591	5,431	160	2.9%
All markets	$7,306	$7,395	$(89)	(1.2)%

Number of ZipAgents at end of the period
Comparable existing markets	1,428	1,254	172	13.7%
New markets	366	112	254	226.8%
All markets	1,794	1,366	426	31.1%

(1)	New markets are transferred to existing markets on January 1st following the completion of their first full calendar year.

Comparable existing markets:	New markets and the month opened:
Atlanta, GA
Baltimore, MD
Boston, MD
Chicago, IL
Dallas, TX
Fresno/Central Valley, CA
Los Angeles, CA
Orange County, CA
Phoenix, AZ
Sacramento, CA
San Diego, CA
San Francisco Bay Area, CA
Seattle, WA
Washington, DC	Las Vegas, NV Houston, TX Miami, FL Tampa, FL Orlando, FL Minneapolis, MN Austin, TX Palm Beach, FL Greater Philadelphia Area, PA	April 2005 June 2005 October 2005 February 2006 April 2006 May 2006 July 2006 September 2006 December 2006

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Net transaction revenues
Comparable existing markets	$83,652	$89,127	$(5,475)	(6.1)%
New markets	9,007	1,955	7,052	360.7%

Total	$92,659	$91,082	$1,577	1.7%

The increase in our net transaction revenues of $1.6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily due to an increase in net transaction revenues of $7.1 million in our new markets offset by a decrease in net transaction revenues of $5.5 million from our existing markets.

The increase in our new markets of $7.1 million was driven by an increase of 1,251 transactions closed during the period as we opened six new markets in the year 2006 in addition to the three markets opened in 2005 and added new ZipAgents. The increase was also attributable to an increase in the average net revenue per transaction of $160 or 2.9%.

The decrease in net transaction revenues in our existing markets of $5.5 million or 6.1% was driven primarily by a decrease in the number of transactions closed during the period of 885 closed transactions or 7.4% offset by a modest increase in average net revenue per transaction of $101 or 1.4%.

Referral and other revenues

Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Referral and other revenues	$2,728	$2,323	$405	17.4%

The absolute dollar increase in referral and other revenues was not significant.

Cost of revenues

Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Cost of revenues
Comparable existing markets	$47,519	$50,028	$(2,509)	(5.0)%
New markets	4,647	1,094	3,553	324.6%

Total	$52,166	$51,122	$1,044	2.0%

The overall increase in cost of revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily related to the overall increase in transaction revenue on which we pay agent commissions.

Cost of revenues decreased in our existing markets by approximately $2.5 million or 5.0% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The cost of revenues as a percentage of existing markets net transaction revenues increased by about 0.7 percentage point primarily due to the mix of agent commissions paid as well as increased agent expense reimbursements.

Cost of revenues increased in our new markets by approximately $3.6 million related to the increase in net transaction revenue during the period. The cost of revenues as a percentage of new market net transaction revenues decreased by 4.4% primarily due to the mix of agent commissions paid. This decrease was primarily attributable to the impact of the new markets opened year over year. The cost of revenues percentage in new markets fluctuates but is expected to increase as new markets mature and increasing numbers of ZipAgents achieve higher commission splits.

Product development

Product development expenses include our information technology costs, primarily compensation and benefits for our product development and infrastructure personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and proprietary technology platforms and infrastructure.

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Product development	$5,775	$3,034	$2,741	90.4%

The increase in product development expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to growth in our business and consisted of increases in salaries and benefits of approximately $1.5 million, technology infrastructure costs of $0.8 million, depreciation of $0.3 million partially offset by an increase in the amount of salaries and benefits capitalized as internal-use software of $0.1 million. Additionally, stock-based compensation increased $0.2 million resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, product development expenses increased by 2.8 percentage points in the period due primarily to the growth of our product development staff headcount to enhance our website, proprietary agent platform and overall system infrastructure.

Sales and marketing

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in sales, sales support and customer service as well as promotional, advertising and client acquisition costs. These expenses have been categorized below between those incurred in the existing and new markets offices and those expenses which are incurred by the regional and corporate support functions across all markets.

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

Sales and marketing:
Comparable existing markets	$18,861	$18,899	$(38)	(0.2)%
New markets	5,671	1,677	3,994	238.2%
Regional/corporate sales support and marketing	6,378	4,279	2,099	49.1%

Total	$30,910	$24,855	$6,055	24.4%

The overall increase in sales and marketing expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily related to the overall growth in our business principally the expansion into six new markets in 2006 and three new markets in 2005.

Sales and marketing expenses remained virtually unchanged in our existing markets attributable to increases in salaries and benefits of $0.2 million, facilities related expenses of $0.2 million, advertising expenses of $0.1 million, depreciation expense of $0.1 million and stock based compensation expense of $0.1 million, offset by a reduction in recruiting and training costs of $0.2 million and customer acquisition costs of $0.5 million. As a percentage of existing market net transactions revenues, existing market sales and marketing expenses were 22.5% for 2006 compared to 21.2% for 2005.

Sales and marketing expenses increased in our new markets by approximately $4.0 million principally attributable to opening six new market offices in the year 2006. The increased expenses consisted primarily of salaries and benefits of $1.5 million, travel of $0.1 million, customer acquisition/marketing costs of $1.3 million, facilities related expenses of $0.7 million and recruiting/training expenses of $0.3 million. As a percentage of new market net transactions revenues, new market sales and marketing expenses were 63.0% for 2006 compared to 85.8% for 2005.

Regional/corporate sales support and marketing expenses increased by approximately $2.1 million principally attributable to salaries and benefits of $0.5 million, travel of $0.1 million, facilities related operating expenses of $0.8 million and consulting expenses of $0.2 million. Additionally, stock-based compensation increased $0.4 million resulting from the adoption of SFAS No. 123(R). As a percentage of total net transactions revenues, regional sales support and marketing expenses were 6.9% in 2006 compared to 4.7% in 2005.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Year Ended
	December 31,		Increase	Percent
	2006	2005	(Decrease)	Change
	(In thousands)

General and administrative	$13,461	$9,204	$4,257	46.2%

The increase in general and administrative expenses in the year ended December 31, 2006 compared to the year ended December 31, 2005 was due to increases of $1.7 million of salaries and benefits and approximately $1.1 million of outside accounting and other professional costs relating primarily to operating as a public company including Sarbanes-Oxley section 404 compliance costs. Additionally, stock-based compensation increased $1.5 million in general and administrative expense resulting from the adoption of SFAS No. 123(R). As a percentage of net revenues, general and administrative expenses increased 4.3 percentage points for the same period.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 and 2006, we had cash, cash equivalents and short-term investments of $80.5 million and $88.8 million, respectively. We had no bank debt, line of credit or equipment facilities at December 31, 2007 and 2006.

Operating activities

Our operating activities used cash in the amount of $5.7 million in the year ended December 31, 2007 and generated cash in the amount of $2.0 million and $8.6 million in the years ended December 31, 2006 and 2005, respectively. Cash used in the year ended December 31, 2007 resulted from a net loss of $14.9 million partially offset by $2.8 million of depreciation and amortization, and $3.8 million of non-cash stock-based compensation expense. Cash generated in the years ended December 31, 2006 resulted from $17.5 million of deferred tax income tax expense, $2.4 million of depreciation and amortization, $2.8 million on non-cash stock-based compensation expense which was partially offset by a net loss of $20.6 million. Cash generated in 2005 was primarily due to a growth in our business and the accrual of $3.2 million for a litigation settlement.

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

Investing activities

Our investing activities provided cash of $4.3 million and used cash in the amount of $1.9 million and $13.8 million in the years ended December 31, 2007, 2006 and 2005, respectively. Cash provided for the year ended December 31, 2007 represents the net proceeds from the sale and purchase of short-term investments less the purchase of property and equipment. Uses of cash for the year ended December 31, 2006 represent the purchase of property and equipment, furniture, and leasehold improvements in connection with the relocation and build-out of the corporate and new district office spaces offset by the net proceeds from the sales and purchase of short-term investments. Uses of cash for the years ended December 31, 2005 were primarily related to purchases of short-term investments and purchases of property and equipment.

We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.

Currently, we expect our 2008 capital expenditures to be approximately $2.9 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and new market expansion leasehold improvements, furniture and computer equipment. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash in the amount of $0.6 million, $1.6 million and $0.6 million in 2007, 2006 and 2005, respectively. Sources of cash for 2007 primarily represented the proceeds from the exercise of common stock warrants and stock options. Sources of cash from financing activities in both 2006 and 2005 primarily represented the proceeds from stock option exercises.

As of December 31, 2007, we had warrants outstanding for the purchase of an aggregate of 158,215 shares of our common stock at a weighted average exercise price of $4.23 per share; all of these warrants are currently exercisable at the option of the holders.

Future needs

We believe that cash flows from operations and our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. In addition, if the current softness in the residential real estate market continues or worsens, as further discussed under Item 1A. Risk Factors, resulting in fewer transactions, reduced commissions or higher costs, we may have greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

We routinely explore our options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through May 2013. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2007.

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Operating lease commitments	$2,248	$3,575	$2,431	$34	$8,288

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

As of December 31, 2007 and 2006, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2007 and 2006, the increase or decline in fair market value of the portfolio would be approximately $0.3 million and $0.3 million, respectively. There have not been any material changes in the past year to our primary market risk exposures, or how these exposures are managed.

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

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ZipRealty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZipRealty, Inc. and its subsidiaries at December 31, 2007 and December, 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006. As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 17, 2008

ZIPREALTY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$7,818	$8,575
Short-term investments	72,649	80,233
Accounts receivable, net of allowance of $29 and $30 at December 31, 2007 and 2006, respectively	1,170	1,781
Prepaid expenses and other current assets	3,267	3,180

Total current assets	84,904	93,769
Restricted cash	90	90
Property and equipment, net	5,366	4,114
Investment in non-consolidated companies	—	17
Intangible assets, net	119	149
Other assets	340	218

Total assets	$90,819	$98,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,095	$2,184
Accrued expenses and other current liabilities	10,495	7,791

Total current liabilities	12,590	9,975
Other long-term liabilities	503	513

Total liabilities	13,093	10,488

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,651 and 21,627 shares issued and 23,641 and 21,627 shares outstanding at December 31, 2007 and 2006, respectively	24	22
Additional paid-in capital	144,499	134,813
Common stock warrants	209	5,519
Deferred stock-based compensation	(3)	(71)
Accumulated other comprehensive income (loss)	188	(157)
Accumulated deficit	(67,141)	(52,257)
Treasury stock, at cost	(50)	—

Total stockholders’ equity	77,726	87,869

Total liabilities and stockholders’ equity	$90,819	$98,357

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net transaction revenues	$101,100	$92,659	$91,082
Referral and other revenues	2,762	2,728	2,323

Net revenues	103,862	95,387	93,405

Operating expenses
Cost of revenues	58,613	52,166	51,122
Product development	7,320	5,775	3,034
Sales and marketing	38,256	30,910	24,855
General and administrative	15,409	13,461	9,204
Litigation	3,550	—	4,164

Total operating expenses	123,148	102,312	92,379

Income (loss) from operations	(19,286)	(6,925)	1,026

Other income (expense), net
Interest income	4,401	3,907	2,741
Other income (expense), net	1	(16)	(14)

Total other income (expense), net	4,402	3,891	2,727

Income (loss) before income taxes	(14,884)	(3,034)	3,753
Provision for (benefit from) income taxes	—	17,560	(16,714)

Net income (loss)	$(14,884)	$(20,594)	$20,467

Net income (loss) per share:
Basic	$(0.66)	$(1.00)	$1.02
Diluted	$(0.66)	$(1.00)	$0.82
Weighted average common shares outstanding:
Basic	22,586	20,542	20,089
Diluted	22,586	20,542	25,080

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Deferred	Accumulated
			Additional	Common	Stock-	Other				Total	Comprehensive
	Common Stock		Paid-In	Stock	Based	Comprehensive	Accumulated	Treasury Stock		Stockholders’	Income
	Shares	Amount	Capital	Warrants	Compensation	Income (Loss)	Deficit	Shares	Amount	Equity	(Loss)
	(In thousands)

Balance at December 31, 2004	19,880	$20	$128,555	$6,369	$(438)	$(105)	$(52,130)	—	$—	$82,271
Issuance of common stock upon exercise of stock options	239	—	571	—	—	—	—	—	—	571
Issuance of common stock upon exercise of common stock warrants	154	—	285	(275)	—	—	—	—	—	10
Amortization of deferred stock-based compensation	—	—	—	—	140	—	—	—	—	140
Reversal of deferred stock-based compensation upon employee terminations	—	—	(41)	—	41	—	—	—	—	—
Tax benefit from employee stock plans	—	—	707	—	—	—	—	—	—	707
Comprehensive income:
Net income	—	—	—	—	—	—	20,467	—	—	20,467	$20,467
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(385)	—	—	—	(385)	(385)

Total comprehensive income											$20,082

Balance at December 31, 2005	20,273	20	130,077	6,094	(257)	(490)	(31,663)	—	—	103,781
Issuance of common stock upon exercise of stock options	1,151	2	1,562	—	—	—	—	—	—	1,564
Issuance of common stock upon exercise of common stock warrants	203	—	575	(575)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	100	—	—	—	—	100
Reversal of deferred stock-based compensation upon employee terminations	—	—	(86)	—	86	—	—	—	—	—
Stock-based compensation expense	—	—	2,685	—	—	—	—	—	—	2,685
Comprehensive loss:
Net loss	—	—	—	—	—	—	(20,594)	—	—	(20,594)	$(20,594)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	333	—	—	—	333	333

Total comprehensive loss											$(20,261)

Balance at December 31, 2006	21,627	22	134,813	5,519	(71)	(157)	(52,257)	—	—	87,869
Issuance of common stock upon exercise of stock options	173	—	203	—	—	—	—	—	—	203
Issuance of restricted common stock	225	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	1,626	2	5,758	(5,310)	—	—	—	—	—	450
Amortization of deferred stock-based compensation	—	—	—	—	57	—	—	—	—	57
Reversal of deferred stock-based compensation upon employee terminations	—	—	(11)	—	11	—	—	—	—	—
Stock-based compensation expense	—	—	3,520	—	—	—	—	—	—	3,520
Stock-based compensation expense, restricted stock	—	—	216	—	—	—	—	—	—	216
Acquisition of treasury stock	(10)	—	—	—	—	—	—	10	(50)	(50)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(14,884)	—	—	(14,884)	$(14,884)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	345	—	—	—	345	345

Total comprehensive loss											$(14,539)

Balance at December 31, 2007	23,641	$24	$144,499	$209	$(3)	$188	$(67,141)	10	$(50)	$77,726

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net income (loss)	$(14,884)	$(20,594)	$20,467
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income tax expense (benefit)	—	17,496	(17,496)
Tax benefit from employee stock plans	—	—	707
Depreciation and amortization	2,828	2,384	1,518
Stock-based compensation expense	3,751	2,785	140
Provision for doubtful accounts	(1)	(12)	19
Amortization of short-term investment premium (discount)	(420)	(115)	630
Amortization of intangible assets	30	7	—
Loss on disposal of property and equipment	10	15	—
Equity in net loss of non-consolidated companies	4	20	—
Changes in operating assets and liabilities
Accounts receivable	612	(135)	(564)
Prepaid expenses and other current assets	(87)	15	(1,093)
Other assets	(122)	(133)	(79)
Accounts payable	(89)	553	153
Accrued expenses and other current liabilities	2,704	(712)	4,216
Other long-term liabilities	(10)	475	(52)

Net cash provided by (used in) operating activities	(5,674)	2,049	8,566

Cash flows from investing activities
Restricted cash	—	—	100
Purchases of short-term investments	(48,830)	(58,537)	(37,550)
Proceeds from sale and maturity of short-term investments	57,179	60,793	26,465
Purchases of property and equipment	(4,048)	(3,975)	(2,820)
Purchase of intangible asset	—	(150)	—
Investment in non-consolidated companies	13	(37)	—

Net cash provided by (used in) investing activities	4,314	(1,906)	(13,805)

Cash flows from financing activities
Proceeds from stock option exercises	203	1,564	571
Proceeds from common stock warrant exercises	450	—	11
Acquisition of treasury stock	(50)	—	—

Net cash provided by financing activities	603	1,564	582

Net increase (decrease) in cash and cash equivalents	(757)	1,707	(4,657)

Cash and cash equivalents at beginning of period	8,575	6,868	11,525

Cash and cash equivalents at end of period	$7,818	$8,575	$6,868

Supplemental cash flow information
Non-cash investing and financing activities
Reversal of deferred stock-based compensation upon employee terminations	$11	$86	$41
Recognition of additional paid-in capital from common stock warrants due to exercise of common stock warrants	$5,310	$575	$275
Stock-based compensation capitalized in internal-use software costs	$42	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

ZipRealty, Inc. and its wholly owned subsidiaries (the “Company”), previously known as ZipRealty.com, is a full-service real estate brokerage firm incorporated in the State of California on January 25, 1999 and reincorporated in Delaware on August 9, 2004. Headquartered in the San Francisco Bay Area, the Company provides brokerage services to buyers and sellers through its employee-agents in Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Texas, Utah, Virginia, Washington, and Washington, D.C. The Company provides consumers the opportunity to access Multiple Listing Services, or MLS, data through its website, and offers a lower commission structure than is typical in the industry. Buyers are offered a commission rebate at the close of a transaction, while sellers are charged a reduced commission.

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

On June 1, 2006 the Company formed a wholly owned subsidiary, ZipRealty Title Holdings, LLC and on June 5, 2006 the Company formed a wholly owned subsidiary, Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. On June 16, 2006 ZipRealty Title Holdings, LLC entered into a joint venture with an independent third party title company. There were no significant operations through December 31, 2007 for any of the entities.

The Company accounts for interests in variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as amended. The Company consolidates all VIEs for which the Company is deemed to be the primary beneficiary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation including, effective January 1, 2007, for income statement presentation purposes, we have reclassified sales support and marketing expenses from general and administrative to sales and marketing (previously stated as marketing and customer acquisition). In management’s opinion, the reclassification to sales and marketing more appropriately reflects the nature of these activities, which include sales support and marketing activities of our district offices, regional services, ZipAgent and customer support services. In conjunction with this reclassification, we have also allocated headquarter occupancy costs to corporate departments, based upon square footage, to product development, sales and marketing and general and administrative; previously all headquarter occupancy costs were recorded under general and administrative expenses. Comparative periods have been conformed to this

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation. The following is the change in classification of operating expenses for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(In thousands)

As reported
Operating expenses:
Cost of revenues	$52,166	$51,122
Product development	5,380	2,754
Marketing and customer acquisition	12,589	12,306
General and administrative	32,177	22,033
Litigation	—	4,164

Total operating expenses	$102,312	$92,379

	Year Ended December 31,
	2006	2005
	(In thousands)

As reclassified
Operating expenses:
Cost of revenues	$52,166	$51,122
Product development	5,775	3,034
Sales and marketing	30,910	24,855
General and administrative	13,461	9,204
Litigation	—	4,164

Total operating expenses	$102,312	$92,379

Risks and uncertainties

The Company is subject to certain risks and uncertainties. Changes in any of the following areas, for example, could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows:

•	regulatory changes;

•	the continued use and adoption of the Internet by consumers, which allows the Company to compete with established real estate firms, many of which have long operating histories and substantial client bases; and

•	entry into market of companies attempting to replicate the Company’s business model.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding plus, if dilutive, potential common shares outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options, warrants and unvested restricted stock.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, $4,554,000 and $5,754,000, respectively, of money market funds and repurchase agreements, the fair value of which approximates cost, is included in cash and cash equivalents.

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

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash

The Company’s restricted cash balances at December 31, 2007 and 2006 includes $90,000, which serves as collateral to a letter of credit that was issued to the Company’s landlord as a security deposit in connection with a facility lease agreement. The letter of credit expires in November 2008.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash and accounts payable, approximate their fair values due to their short maturities.

Concentration of credit risk, significant customers and significant suppliers

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable and restricted cash.

The Company deposits its cash, cash equivalents and short-term investments with financial institutions that management believes to be of high credit quality, and these deposits may on occasion exceed federally insured limits. At December 31, 2007, substantially all of the Company’s cash, cash equivalents and short-term investments were managed by one financial institution. The fair value of these short-term investments are subject to fluctuations based on market prices.

Substantially all of the Company’s accounts receivable are derived from commissions earned and are due from escrow and other residential real estate transfer agents. These accounts receivable are typically unsecured. Allowances for credit losses and expected transaction price adjustments are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for 10% or more of the accounts receivable at December 31, 2007 or 2006.

The Company derived 37%, 41% and 51% a of its net transaction revenues during the years ended December 31, 2007, 2006 and 2005, respectively, from the State of California. No customers accounted for more than 10% of net revenues in 2007, 2006 or 2005.

The Company generates leads for ZipAgents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads are included in sales and marketing expenses. The Company’s largest third-party lead source, HomeGain, Inc., which is a competitor for online customer acquisition, generated approximately 21%, 27% and 29% of the Company’s leads during 2007, 2006 and 2005, respectively. Google generated approximately 16%, 15% and 12% of the Company’s leads in 2007, 2006 and 2005, respectively.

Property and equipment

Property and equipment are stated at cost. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease period or their estimated useful lives. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the property and equipment as follows:

Computer hardware and software	1-3 years
Furniture, fixtures and equipment	4-5 years
Leasehold improvements	Shorter of the lease period or estimated useful life

When assets are sold or retired, the cost and accumulated depreciation and amortization are eliminated from the accounts, and any resulting gains or losses are recorded in operations in the period realized. Maintenance and

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repairs are expensed as incurred. Expenditures that substantially increase an asset’s useful life or improve an asset’s functionality, are capitalized.

Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over the shorter of the lease period or estimated useful life. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. For 2006, leasehold improvement allowances totaled $524,000, of which $86,000 was amortized as a reduction of rent expense in both 2006 and 2007. At December 31, 2007 the deferred rent balance attributable to these incentives totaled $352,000. Future amortization of the balance of these tenant incentives is estimated to be $86,000 per year from 2008 through 2011, and $8,000 for 2012.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to adopting SFAS 123(R), we accounted for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) except for options granted prior to our initial filing in May 2004 of the registration statement for our initial public offering, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the years ended December 31, 2007 and 2006 includes:

•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to our initial filing in May 2004 of the registration statement for our initial public offering, and prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123;

•	compensation cost for stock-based awards granted subsequent, to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R); and

•	compensation cost for options granted prior to our initial filing in May 2004 of the registration statement for our initial public offering, based on the intrinsic value method.

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

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options, restricted stock and common stock warrants, requires judgment by management on a number of assumptions, including the fair value of the underlying instrument, estimated lives of the outstanding instruments, and the instrument’s volatility. Changes in key assumptions will impact the valuation of such instruments. For option and restricted stock awards, the fair value of our common stock is the closing price of our stock on The NASDAQ Stock Market on the date the award was granted.

Software and Website Development Costs

The Company follows the guidance of Emerging Issues Task Force No. 00-02, Accounting for Website Development Costs (“EITF No. 00-02”). EITF No. 00-02 sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), in accounting for the development of the ZipAgent Platform. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are expensed as incurred except for the costs of fees paid for cancelable maintenance contracts for internal use software purchased from third-party vendors. The cost of these fees incurred during the operating phase are recognized on a ratable basis over the period of expected economic benefit, which generally coincides with the contractual service period. The planning stage ends when the functional specifications for a release are complete. Costs incurred relating to architecture design and coding that result in additional functionality are capitalized in the application and infrastructure stage. These costs principally relate to payroll costs for employees directly involved in the development process. Capitalized internal-use software costs, included in property and equipment, are amortized over the software’s useful life, which ranges between 15 and 24 months. Capitalized internal-use software costs are amortized to cost of revenues. Costs incurred in connection with the research and development of the Company’s product and technology, other than those accounted for under SOP 98-1, are expensed as incurred to product development.

The Company capitalized $871,000 and $733,000 in internal-use software costs during the years ended December 31, 2007 and 2006, respectively. Amortization expense totaled $792,000, $769,000 and $662,000 during the years ended December 31, 2007, 2006 and 2005, respectively, and is included in cost of revenues. The amount of unamortized internal-use software costs at December 31, 2007 and 2006 was $567,000 and $505,000 respectively, and is included in property and equipment.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $646,000, $511,000, and $759,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Such expense is included in Sales and marketing expense.

Income Taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net income (loss) and unrealized gains (losses) on available-for-sale securities. Unrealized gains (losses) on investments are excluded from net income (loss) and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows and results of operations

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations

In December 2007, the FASB issued SFAS 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its financial position, cash flows and results of operations.

2.	BALANCE SHEET COMPONENTS

Short-term investments

At December 31, 2007 and 2006, short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

	December 31, 2007				December 31, 2006
	Gross	Gross	Gross	Estimated	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)

Money market securities	$4,554	$—	$—	$4,554	$5,604	$—	$—	$5,604
Repurchase agreements	—	—	—	—	150	—	—	150
Asset backed	26,544	80	(38)	26,586	24,314	13	(41)	24,286
Mortgage backed	10,817	90	—	10,907
Corporate obligations	22,345	37	(29)	22,353	35,575	14	(77)	34,512
US Government and agency obligations	12,755	48	—	12,803	21,501	3	(69)	21,435

Total short-term investments	$77,015	$255	$(67)	$77,203	$86,144	$30	$(187)	$85,987

	December 31,	December 31,
	2007	2006
	(In thousands)	(In thousands)

Recorded as:
Cash equivalents	$4,554	$5,754
Short-term investments	72,649	80,233

	$77,203	$85,987

At December 31, 2007 and 2006, the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $4.6 million and $28.7 million and the related unrealized loss was approximately $10,000 and $138,000, respectively.

The estimated fair value of short-term investments classified by date of contractual maturity at December 31, 2007 is as follows:

December 31,
2007
(In thousands)

Due within one year or less	$34,482
Due after one year through two years	16,811
Due after two years through four years	25,910

$77,203

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2007	2006
	(In thousands)

Prepaid expenses	$2,283	$1,935
Interest receivable	638	809
Other assets	346	436

Prepaid expenses and other current assets	$3,267	$3,180

Property and equipment, net

Property and equipment, net consists of the following:

	December 31,
	2007	2006
	(In thousands)

Computer hardware and software	$8,583	$6,085
Furniture, fixtures and equipment	2,174	1,587
Leasehold improvements	1,565	1,464

	12,322	9,136
Less: accumulated depreciation and amortization	(6,956)	(5,022)

Property and equipment, net	$5,366	$4,114

Depreciation and amortization expense, excluding amortization of leased assets, for the years ended December 31, 2007, 2006 and 2005 was $2,828,000, $2,384,000 and $1,518,000, respectively.

Included in property and equipment at December 31, 2007 and 2006 is approximately $3,651,000 and $2,473,000, respectively, of fully depreciated property and equipment still in use.

Accrued expenses and other currents liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)

Accrued vacation	$1,067	$909
Accrued agent commissions	1,980	1,926
Accrued bonuses	932	1,523
Accrued marketing expenses	949	876
Litigation settlement	3,550	—
Other accrued expenses	2,017	2,557

Accrued expenses	$10,495	$7,791

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2007	2006
	(In thousands)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	$188	$(157)

Other comprehensive income (loss)	$188	$(157)

3.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Numerator:
Net income (loss)	$(14,884)	$(20,594)	$20,467
Denominator:
Shares used to compute EPS:
Basic	22,586	20,542	20,089
Add: Dilutive common stock options and warrants	—	—	4,991

Diluted	22,586	20,542	25,080

Net income (loss) per share:
Basic	$(0.66)	$(1.00)	$1.02
Diluted	$(0.66)	$(1.00)	$0.82

The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Stock options to purchase common stock	4,432	4,500	808
Warrants to purchase common stock	2,312	4,169	3
Nonvested common stock	65	—	—

	6,809	8,669	811

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$—	$64	$636
State	—	—	146

	—	64	782

Deferred:
Federal	—	15,853	(15,853)
State	—	1,643	(1,643)

	—	17,496	(17,496)

Total provision for income taxes	$—	$17,560	$(16,714)

Deferred tax assets consist of the following at:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets
Net operating loss carryforwards	$18,065	$16,339
Allowances and accruals	4,502	1,846
Credits	194	194

Total gross deferred tax assets	22,761	18,379
Less: valuation allowance	(22,761)	(18,379)

Net deferred tax assets	$—	$—

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

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at December 31, 2007. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN No. 48 on January 1, 2007, which did not have a material impact to the Company’s consolidated financial statements for the year ended December 31, 2007.

At December 31, 2007, the Company had approximately $55.4 million of federal and $36.9 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2019 for federal and 2009 for state tax purposes, respectively.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Company has federal and state net operating losses of approximately $1.0 million at July 7, 1999 that are subject to annual limitations of $20,000, net operating losses of approximately $1.0 million at November 30, 1999 that are subject to annual limitations of $200,000, and net operating losses of approximately $5.7 million at May 31, 2005 that are subject to annual limitations of $12.0 million.

The difference between the Company’s effective income tax rate and federal statutory rate consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Statutory federal tax rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	0.00%	0.00%	5.27%
Change in valuation allowance	(26.80)%	576.63%	(479.15)%
Other, net	(7.20)%	(31.91)%	(0.24)%

Total provision for (benefit from) income taxes	0.00%	578.72%	(440.12)%

Current and deferred income taxes recorded in the Company’s consolidated balance sheets consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Prepaid income taxes	$25	$29
Deferred income taxes, current	—	—

	$25	$29

5.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through May 2013.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under noncancelable operating leases are as follows at December 31, 2007:

Operating
Leases
(In thousands)

Year ending December 31,
2008	$2,248
2009	1,836
2010	1,739
2011	1,740
2012	691
Thereafter	34

Total minimum lease payments	$8,288

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $2,359,000, $1,647,000 and $1,178,000, respectively.

Legal Proceedings

On May 4, 2007, the Company was named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, by four former employee agents of the Company on behalf of themselves and others similarly situated. The complaint alleged, among other things, that the Company’s policies for expense allowances and expense reimbursement in place prior to October 2005, and its policy for commission payments to agents for transactions that do not close during the period of employment, violate applicable law. The Company reached a settlement agreement which called for a payment of $3,550,000 and, as a result, recorded a charge in that amount during the quarter ended September 30, 2007. The settlement agreement included a full release from any further liability on the matters raised in the complaint. The settlement agreement received court approval on March 10, 2008.

On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, by one former employee agent of the Company. The complaint seeks monetary relief and alleges, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment for minimum wages and overtime. The Company is in the initial stages of discovery in this matter. However, at this time, the Company believes that its sales agents are properly classified as outside salespersons exempt from minimum wage and overtime payments and, therefore, intends to vigorously defend this lawsuit. No estimate of possible loss, if any, can be made at this time.

On March 29, 2006, the Company filed a claim in the Superior Court of California, County of San Diego, for malpractice against the law firm that provided counseling in connection with certain employment matters, including wage and expense issues, in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al. While the Company believes it has a good case, it is too early to determine the likelihood of a recovery, or to estimate the amount of recovery, if any.

On March 12, 2008, a putative class action, entitled Simon et al. v. ZipRealty, Inc., was filed against the Company in the Los Angeles County Superior Court. The complaint seeks to represent a class of all California sales agents and a nationwide class of sales agents under the federal Fair Labor Standards Act, claims that those sales agents are not exempt from minimum wage and overtime laws, and brings claims for failure to pay minimum wage and overtime, failure to maintain and provide accurate payroll records, failure to provide meal and rest breaks, and failure to reimburse expenses, as well as a claim under California Business and Professions Code Section 17200, all related to the same conduct. The complaint seeks an unspecified amount of damages, interest, penalties, injunctive

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relief, and attorneys’ fees and costs. The Company has not been served with this complaint and has not had the opportunity to analyze the allegations in detail. However, the Company believes that its sales agents are properly classified as outside salespeople exempt from applicable state and federal minimum wage and overtime requirements. Accordingly, the Company intends to vigorously defend this lawsuit. No estimate of possible loss, if any, can be made at this time.

On August 3, 2005, the Company was named in a class action lawsuit filed in Superior Court of the State of California, County of San Diego, Central Division, Sullivan, et al v. ZipRealty, by two former employee agents for the Company. The plaintiffs alleged, among other things, that the Company’s expense allowance policies violated California law. The Company reached an agreement to settle this claim in exchange for the Company’s payment of $4,164,000. The agreement, which included a full release from any further liability on this issue, was granted preliminary court approval on October 21, 2005 and final court approval on February 10, 2006. The Company made the final payment under the settlement agreement in February 2006.

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

The Company’s Certificate of Incorporation, as amended on November 15, 2004, authorizes the Company to issue 5,000,000 shares of $0.001 per value preferred stock and 100,000,000 shares of $0.001 par value common stock. As of December 31, 2007 and 2006, no shares of preferred stock were issued or outstanding.

During 2007 and 2006, respectively, 4,010,394 and 434,482 common stock warrants were cash and net exercised. As of December 31, 2007, there were 158,215 common stock warrants outstanding and exercisable which consisted of 154,931 warrants exercisable at $3.93 per share, expiring in 2008, and 3,284 warrants exercisable at $18.27 per share, expiring in 2010.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	STOCK-BASED COMPENSATION

Stock Option Plans

In February 1999, the Company’s Board of Directors (“BOD”) approved and the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1999 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. The Company has authorized and reserved 3,362,000 shares of common stock for issuance under the 1999 Plan.

In August 2004, the BOD approved and the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 2004 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. The Company has authorized and reserved 1,000,000 shares of common stock for issuance under the 2004 Plan. The Company’s 2004 Plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding.

Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Plan were made available under the 2004 Plan, and any shares that would have otherwise returned to the 1999 Plan will be made available for issuance under the 2004 Plan. The 1999 Plan will continue to govern awards granted there under prior to the Company’s initial public offering.

The number of shares reserved for issuance under the 2004 Plan will be increased by the number of shares which have been reserved but not issued under the 1999 Plan, any shares returned to the 1999 Plan, and an annual increase to be added on the first day of our fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the BOD. Pursuant to this requirement, on January 1, 2007 and 2006, respectively, an additional 864,905 shares and 810,932 shares were added to the 2004 Plan, reserved for issuance and subsequently registered for sale under Form S-8.

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

Other Stock Options

In September 2006, the BOD approved the registration of 1,250,000 shares of common stock underlying an option issued outside the Company’s stock option plans. The nonstatutory stock option (“NSO”) was granted in connection with the employment of the Company’s new Chief Executive Officer and vests over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. The option expires after ten years. In June 2007, the BOD modified that grant so that it vested immediately as to 312,500 shares and the remaining shares were forfeited. All other terms of the grant remained unchanged.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the SEC Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The consolidated financial statements for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the years ended December 31, 2007 and 2006 are not directly comparable to the same periods in the prior years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company accounted for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25 (“FIN 44”), and complied with the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure (“SFAS 148”). Under APB 25, compensation expense was based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company amortized deferred stock-based compensation using the straight-line method.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation.

Year Ended
December 31,
2005
(In thousand)

Net income as reported	$20,467
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,127)

Pro forma net income	$19,340

Net income per share, as reported:
Basic	$1.02
Diluted	$0.82
Pro forma net income per share:
Basic	$0.96
Diluted	$0.77

The stock-based employee compensation determined under the fair-value method for the year ended December 31, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial filing in May 2004 of the registration statement for its initial public offering, as those options were valued for pro forma disclosure purposes using the minimum value method.

Impact of the Adoption of SFAS 123(R)

The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R), except for options granted prior to the Company’s initial filing in May 2004 of the registration statement for its initial public offering, that vested during the period for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the years ended December 31, 2007 and 2006 includes:

•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial filing in May 2004 of the registration statement for its initial public offering, and prior to January 1, 2006, that vested during the period based on the grant date fair value estimated in accordance with the original provisions of SFAS 123;

•	compensation cost for stock-based awards granted subsequent to January 1, 2006, that vested during the period based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R); and

•	compensation cost for options granted prior to the Company’s initial filing in May 2004 of the registration statement for its initial public offering, that vested during the period based on the intrinsic value method.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previously reported amounts have not been restated. The effect of recording stock-based compensation for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Cost of revenues	$565	$500
Product development	157	183
Sales and marketing	731	514
General and administrative	2,298	1,588

Total stock-based compensation expense	3,751	2,785
Tax effect on stock-based compensation expense	—	(1,114)

Net effect on net income	$3,751	$1,671

Effect on earnings per share:
Basic	$0.17	$0.08

Diluted	$0.17	$0.08

There was no impact on cash flows from operating activities or financing activities for the years ended December 31, 2007 and 2006 as a result of the adoption of SFAS 123(R). In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of December 31, 2007, there was $8.3 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.8 years.

Valuation Assumptions

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated financial statements. In connection with the adoption of SFAS 123(R), the Company reassessed its valuation technique and related assumptions.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of guideline companies. The expected life of options granted during the years ended December 31, 2007 and 2006 is estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 107.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used for the years ended December 31, 2007, 2006 and 2005 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Year Ended December 31,
	2007	2006	2005

Expected volatility	45-51%	51-52%	33-61%
Risk-free interest rate	3.5-4.8%	4.3-5.0%	3.8-4.4%
Expected life (years)	5.5-6.1	5.5-6.1	4.0
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the period	$3.74	$3.90	$5.06

Stock Option Activity

A summary of the Company’s stock option activity for the periods indicated is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2004	3,421	$5.59	8.15	$41,983
Options granted	704	13.60
Options exercised	(240)	2.38
Options forfeited/cancelled/expired	(233)	10.95

Outstanding at December 31, 2005	3,652	7.01	7.56	13,011

Options granted	2,664	7.16
Options exercised	(1,151)	1.36
Options forfeited/cancelled/expired	(930)	11.25

Outstanding at December 31, 2006	4,235	7.71	8.50	5,885

Options granted	2,052	7.12
Options exercised	(173)	1.18
Options forfeited/cancelled/expired	(1,796)	7.79

Outstanding at December 31, 2007	4,318	7.66	8.19	1,901

Vested and expected to vest at December 31, 2007	3,841	7.69	7.53	1,882

Exercisable at December 31, 2007	1,763	$7.67	6.93	$1,813

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.60 on December 31, 2007, and the exercise price for the options that were in-the-money at December 31, 2007. The total number of in-the-money options exercisable as of December 31, 2007 was 409,000. Total intrinsic value of options exercised was $858,000 and $7,398,000 for the years ended December 31, 2007 and, 2006, respectively.

The Company settles employee stock option exercises with newly issued common shares.

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense related to restricted stock for the years ended December 31, 2007 and 2006 was $216,000 and zero, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated is as follows:

		Weighted
		Average Grant Date
	Number of	Fair Value
	Shares	Per Share
	(In thousands)

Nonvested at December 31, 2006	—
Shares granted	225	$6.68
Shares vested	(28)

Nonvested at December 31, 2007	197	$6.68

8.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The Company is not required to contribute to the plan, however, beginning January 1, 2006 the Company elected to match 25% of the first employee contributions to the plan of up to 4% of pay. For the years ended December 31, 2007 and 2006 the Company contributed $245,000 and $165,000, respectively.

9.	UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2007. This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Fourth	Third	Second	First
Year Ended December 31, 2007	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Net transaction revenues	$20,694	$27,225	$30,506	$22,675
Cost of revenues	12,589	15,637	17,312	13,075
Income (loss) from operations	(6,987)	(5,980)	(2,130)	(4,189)
Net income (loss)	(5,916)	(4,831)	(1,032)	(3,105)
Net income (loss) per share:
Basic	$(0.26)	$(0.21)	$(0.05)	$(0.14)
Diluted	$(0.26)	$(0.21)	$(0.05)	$(0.14)
Weighted average common shares outstanding:
Basic	23,194	22,629	22,501	22,008
Diluted	23,194	22,629	22,501	22,008

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fourth	Third	Second	First
Year Ended December 31, 2006	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Net transaction revenues	$22,396	$25,420	$26,195	$18,648
Cost of revenues	12,598	14,238	14,590	10,740
Income (loss) from operations	(3,586)	(375)	342	(3,306)
Net income (loss)(a)	(20,208)	622	(220)	(788)
Net income (loss) per share:
Basic	$(0.96)	$0.03	$(0.01)	$(0.04)
Diluted	$(0.96)	$0.03	$(0.01)	$(0.04)
Weighted average common shares outstanding:
Basic	21,092	20,410	20,336	20,291
Diluted	21,092	23,478	20,336	20,291

(a)	Includes an income tax expense of $17.7 million recorded in the fourth quarter of 2006 related to a recording of a valuation allowance primarily attributable to the deferred tax assets related to net operating loss carryforwards.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report which is included herein.

Our management, including our Chief Executive Officer and Chief Financial Officer, acknowledge that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information:

On March 11, 2008, the Compensation Committee of our Board of Directors approved a Management Incentive Plan — Fiscal Year 2008, or MIP. Eligible persons under the MIP include all “exempt” (pursuant to federal and state wage and hour laws) full time employees holding the position of Vice President or higher (other than certain Vice Presidents overseeing sales, who are covered under a separate incentive arrangement). The MIP has been designed to motivate these employees to achieve the Company’s financial and operational goals for fiscal year 2008 and to promote retention. Payments under the MIP are subject to the Company’s achievement of minimum revenue and earnings thresholds for fiscal year 2008 as well as, in the case of any particular employee, his or her individual performance. The MIP also provides for additional incentives based on the Company exceeding profitability and the Company’s agents meeting certain productivity targets. The incentive set forth in the MIP will be paid out semi-annually and will be paid partially in restricted stock and partially in cash. Incentive payments under the MIP are subject to other terms and conditions, as set forth more fully in the copy of the MIP that is filed as an exhibit to this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Executive officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption, “Directors.”

Section 16(a) beneficial ownership reporting compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. The Code is available on our website at www.ziprealty.com under “Investor Relations — Corporate Governance — Governance Documents.” We intend to disclose, as required, any amendment to or waiver from a provision of the Code with respect to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, including the name of the officer to whom any waiver is granted, on our website as set forth above.

Corporate governance

The information required by this item with respect to corporate governance is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption, “Board Committees — Audit Committee.”

Item 11.	Executive Compensation:

The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption, “Compensation and Other Information Concerning Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.”

Equity compensation plan information

The following table provides information as of December 31, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights under our 1999 Stock Option Plan, 2004 Equity Incentive Plan, New CEO Inducement Grant, New SVP and General Counsel Inducement Grants. The New CEO Inducement Grant, New SVP Sales Inducement Grant and New VP and General Counsel Inducement Grant were each awarded outside of our equity plans pursuant to NASDAQ market place rule 4350(i)(1)(A)(iv).

			Number of Securities
	Number of		Available for
	Securities to be		Issuance Under
	Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	in the First Column)
	(In thousands)		(In thousands)

Equity compensation plans approved by stockholders
1999 Stock Option Plan	741	$4.50	—
2004 Equity Incentive Plan	3,085	$8.64	169
Equity compensation not approved by stockholders
New CEO Inducement Grant	312	$6.06	—
New SVP Sales Inducement Grant	130	$6.68	—
New VP and General Counsel Inducement Grant	50	$6.68	—
Total	4,318	$7.66	169

Item 13.	Certain Relationships and Related Transactions and Director Independence:

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders,” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services:

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption, “Proposal 2 — Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule:

(a) Documents filed with this report:

1. Financial Statements.

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

•	Report of independent registered public accounting firm

•	Consolidated Balance Sheets at December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes Consolidated Financial Statements.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2007.

The following financial statement schedule of ZipRealty, Inc. for each of the past three years in the period ended December 31, 2007 should be read in conjunction with the Consolidated Financial Statements of ZipRealty, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Year	Expenses	Deductions	Year
	(In thousands)

Fiscal year ended December 31, 2005
Provision for Doubtful Accounts	29	19	6	42
Deferred Tax Asset Valuation	18,210	—	18,018	192
Fiscal year ended December 31, 2006
Provision for Doubtful Accounts	42	33	45	30
Deferred Tax Asset Valuation	192	18,187	—	18,379
Fiscal year ended December 31, 2007
Provision for Doubtful Accounts	30	11	12	29
Deferred Tax Asset Valuation	18,379	4,382	—	22,761

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
David A. Rector
Senior Vice President and Chief Financial Officer

Date: March 17, 2008

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Patrick Lashinsky and David A. Rector, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Patrick Lashinsky J. Patrick Lashinsky	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008

/s/ David A. Rector David A. Rector	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/s/ Donald F. Wood Donald F. Wood	Chairman of the Board of Directors	March 17, 2008

/s/ Elisabeth H. DeMarse Elisabeth H. DeMarse	Director	March 17, 2008

/s/ Robert C. Kagle Robert C. Kagle	Director	March 17, 2008

/s/ Stanley M. Koonce, Jr. Stanley M. Koonce, Jr.	Director	March 17, 2008

/s/ Richard F. Sommer Richard F. Sommer	Director	March 17, 2008

/s/ Gary A. Wetsel Gary A. Wetsel	Director	March 17, 2008

Exhibit Index

Exhibit
Number		Description

3	.1(a)(1)	Amended and Restated Certificate of Incorporation
3	.2(a)(1)	Bylaws
4	.1(1)	Form of Common Stock Certificate
10	.1(1)*	Form of Director and Executive Officer Indemnification Agreement
10	.2(1)*	1999 Stock Option Plan
10	.3(1)*	2004 Equity Incentive Plan
10	.3(a)(2)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan
10	.4(1)*	Form of Change of Control Agreement
10	.5(1)	Fifth Amended and Restated Investors’ Rights Agreement dated December 17, 2002
10	.6(1)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001
10	.6(a)(1)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001
10	.6(b)(3)	Third Amendment dated November 30, 2005 to Office Lease Agreement between ZipRealty, Inc. and CA-Emeryville Properties Limited Partnership (as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001
10	.7(4)	Director Compensation Policy (as in effect June 30, 2007)
10	.7(a)(5)	Director Compensation Policy (as effective July 1, 2007)
10	.8(1)	Form of Primary Warrant to purchase shares of Series E-1 Preferred Stock
10	.9(1)	Form of Secondary Warrant to purchase shares of Series E-1 Preferred Stock
10	.10(1)	Form of Warrant to purchase shares of Series F Preferred Stock
10	.11(6)*	Management Incentive Plan — Fiscal Year 2006
10	.11(a)(7)*	Amended and Restated Management Incentive Plan — Fiscal Year 2006
10	.12(8)*	Management Incentive Plan — Fiscal Year 2007
10	.13*	Management Incentive Plan — Fiscal Year 2008
10	.14(9)*	Termination Agreement and Release with Eric A. Danziger executed May 15, 2006
10	.15(10)*	Gary M. Beasley Employment Agreement executed May 15, 2006
10	.16(11)*	Gary M. Beasley Separation Agreement and Release dated February 1, 2007
10	.17(12)*	Offer Letter to Richard F. Sommer dated August 24, 2006
10	.18(13)*	Form of Stock Option Award Agreement between the Company and Richard F. Sommer dated September 6, 2006
10	.19(14)*	Termination and Release Agreement with Richard F. Sommer dated June 4, 2007
10	.20(15)*	J. Patrick Lashinsky Employment Agreement dated January 30, 2007, effective January 17, 2007
10	.20(a)*	J. Patrick Lashinsky Employment Agreement dated September 13, 2007, effective June 4, 2007
10	.21(16)*	J. Patrick Lashinsky Restricted Stock Award Agreement dated September 13, 2007
10	.22(17)*	J. Patrick Lashinsky Stock Option Award Agreement dated September 13, 2007
10	.23(18)*	Consulting and Separation Agreement with Jeffrey G. Wagoner dated February 9, 2007
10	.24(19)*	Separation Agreement and Release with Richard W. Williams dated September 14, 2007
23.1		Consent of independent registered public accounting firm
24.1		Power of Attorney (see signature page)
31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2		Certification of Interim Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2	Certification of Interim Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 28, 2005.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 6, 2005.

(4)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 12, 2005.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on June 19, 2007.

(6)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) for its fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006.

(7)	Incorporated by reference to Exhibit 10.13(a) to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on October 27, 2006.

(8)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on April 2, 2007.

(9)	Incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on May 16, 2006.

(10)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on May 16, 2006.

(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 8, 2007.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 30, 2006.

(13)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 30, 2006.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on June 4, 2007.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 8, 2007.

(16)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on September 19, 2007.

(17)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on September 19, 2007.

(18)	Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 16, 2007.

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on September 19, 2007.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.