Form 10-Q
period 2008-03-31
ZIPREALTY INC
filed 2008-05-12
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51002
ZIPREALTY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer identification number)

2000 POWELL STREET, SUITE 300
EMERYVILLE, CA	94608
(Address of principal executive offices)	(Zip Code)
(510) 735-2600
(Registrant’s telephone number)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 20,167,661 shares of common stock outstanding at May 1, 2008.

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
     We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part II. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-Q or in materials incorporated herein by reference.
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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements:
ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$16,924	$7,818
Short-term investments	55,516	72,649
Accounts receivable, net of allowance of $26 and $29 at March 31, 2008 and December 31, 2007, respectively	1,953	1,170
Prepaid expenses and other current assets	2,963	3,267

Total current assets	77,356	84,904
Restricted cash	90	90
Property and equipment, net	4,920	5,366
Intangible assets, net	111	119
Other assets	360	340

Total assets	$82,837	$90,819

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,708	$2,095
Accrued expenses and other current liabilities	7,971	10,495

Total current liabilities	10,679	12,590
Other long-term liabilities	486	503

Total liabilities	11,165	13,093

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,660 and 23,651 shares issued and 23,650 and 23,641 shares outstanding at March 31, 2008 and December 31, 2007, respectively	24	24
Additional paid-in capital	145,452	144,499
Common stock warrants	168	209
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income	480	188
Accumulated deficit	(74,402)	(67,141)
Treasury stock, at cost	(50)	(50)

Total stockholders’ equity	71,672	77,726

Total liabilities and stockholders’ equity	$82,837	$90,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net transaction revenues	$20,121	$22,675
Referral and other revenues	503	707

Net revenues	20,624	23,382

Operating expenses
Cost of revenues	12,342	13,075
Product development	2,146	1,681
Sales and marketing	10,028	8,847
General and administrative	3,682	3,968
Litigation	625	—

Total operating expenses	28,823	27,571

Loss from operations	(8,199)	(4,189)

Other income (expense), net
Interest income	911	1,088
Other income (expense), net	27	(4)

Total other income (expense), net	938	1,084

Loss before income taxes	(7,261)	(3,105)
Provision for income taxes	—	—

Net loss	$(7,261)	$(3,105)

Net loss per share:
Basic	$(0.31)	$(0.14)
Diluted	$(0.31)	$(0.14)
Weighted average common shares outstanding:
Basic	23,450	22,008
Diluted	23,450	22,008
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(7,261)	$(3,105)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	708	685
Stock-based compensation expense	1,009	823
Provision for doubtful accounts	(3)	(11)
Amortization of short-term investment premium (discount)	(85)	(100)
Amortization of intangible assets	8	8
Loss on disposal of property and equipment	5	3
Equity in net loss of non-consolidated companies	—	1
Changes in operating assets and liabilities
Accounts receivable	(780)	(836)
Prepaid expenses and other current assets	304	(110)
Other assets	(20)	39
Accounts payable	613	107
Accrued expenses and other current liabilities	(2,633)	(314)
Other long-term liabilities	(17)	(15)

Net cash used in operating activities	(8,152)	(2,825)

Cash flows from investing activities
Purchases of short-term investments	(48)	(12,553)
Proceeds from sale and maturity of short-term investments	17,558	13,675
Purchases of property and equipment	(254)	(935)

Net cash provided by investing activities	17,256	187

Cash flows from financing activities
Proceeds from stock option exercises	2	21
Proceeds from common stock warrant exercises	—	226

Net cash provided by financing activities	2	247

Net increase (decrease) in cash and cash equivalents	9,106	(2,391)

Cash and cash equivalents at beginning of period	7,818	8,575

Cash and cash equivalents at end of period	$16,924	$6,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2008 and 2007 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Principles of consolidation
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
     In June 2006, the Company formed two wholly owned subsidiaries, ZipRealty Title Holdings, LLC, and Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. In June 2006, ZipRealty Title Holdings, LLC entered into a joint venture with an independent third party title company. There were no significant operations as of March 31, 2008 for any of these entities.
     The Company accounts for interests in variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as amended. The Company consolidates all VIEs for which the Company is deemed to be the primary beneficiary.
Seasonality
     The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended March 31, 2007 and 2006 accounted for approximately 22.4% and 20.1% of annual net transaction revenues in 2007 and 2006, respectively. `
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB released FASB Staff Position “Effective Date of FASB Statement 157” (FSP

FAS 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 The Company adopted the required provisions of SFAS 157 as of January 1, 2008; the partial adoption of SFAS 157 did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3. Short-Term Investments and Fair Value Measurements.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 and, currently, has not expanded its eligible items subject to the fair option under SFAS 159.
     In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its financial position, cash flows and results of operations.
3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS
     At March 31, 2008, short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Money market securities	$12,305	$—	$—	$12,305
Asset backed	22,092	178	(13)	22,257
Mortgage backed	9,801	183	—	9,984
Corporate obligations	14,391	95	(65)	14,421
US Government and agency obligations	8,752	102	—	8,854

Total	$67,341	$558	$(78)	$67,821

March 31,
2008
(In thousands)
Recorded as:
Cash equivalents	$12,305
Short-term investments	55,516

$67,821

     At March 31, 2008, the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $92,300 and the related unrealized loss was approximately $500.

     The estimated fair value of short-term investments classified by date of contractual maturity at March 31, 2008 were as follows:

March 31,
2008
(In thousands)
Due within one year or less	$39,540
Due after one year through two years	5,609
Due after two years through four years	22,672

$67,821

  Fair Value Measurements
     The Company adopted SFAS 157 effective January 1, 2008, for all its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability, or inputs that are derived principally from or corroborated by observable market date by correlation or other means;

•	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
     The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At March 31, 2008, there were no liabilities within the scope of SFAS 157.
     At March 31, 2008 our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy are as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market securities	$12,305	$—	$—	$12,305
Asset backed	—	22,257	—	22,257
Mortgage backed	—	9,984	—	9,984
Corporate obligations	—	14,421	—	14,421
US Government and agency obligations	—	8,854	—	8,854

Total	$12,305	$55,516	$—	$67,821

     The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash and cash equivalents.

4. NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended
	March 31
	2008	2007
	(In thousands, except per
	share data)
Numerator:
Net loss	$(7,261)	$(3,105)

Denominator:
Weighted average common shares outstanding:
Basic	23,450	22,008
Diluted	23,450	22,008
Net loss per share:
Basic	$(0.31)	$(0.14)
Diluted	$(0.31)	$(0.14)
     The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Stock options to purchase common stock	4,296	4,342
Warrants to purchase common stock	136	2,899
Nonvested common stock	197	—
Restricted stock issuable	48	—

	4,677	7,241

5. STOCK-BASED COMPENSATION EXPENSE
   Stock option plans
     Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Stock Option Plan (the “1999 Plan”) were made available under the 2004 Equity Incentive Plan (the “2004 Plan”), and any shares that would have otherwise returned to the 1999 Plan will be made available for issuance under the 2004 Plan. The 1999 Plan will continue to govern awards granted thereunder prior to the Company’s initial public offering. The 2004 Plan is an omnibus stock plan which provides for the grant of stock options, restricted stock, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants.
     The number of shares initially reserved for issuance under the 2004 Plan is 1,000,000 plus an increase to include the following: the number of shares that have been reserved but not issued under the 1999 Plan, any shares returned to the 1999 Plan, and an annual increase added on the first day of each fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the Company’s Board of Directors (“BOD”). Pursuant to this requirement, on January 1, 2008 and 2007 respectively, an additional 945,621 shares and 864,905 shares respectively, were added to the plan, reserved for issuance and registered for sale under
Form S-8.
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

   Stock-based compensation expense
     The impact on our results of operations of recording stock-based compensation for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Cost of revenues	$142	$139
Product development	68	31
Sales and marketing	262	113
General and administrative	537	540

Total stock-based compensation expense	1,009	823
Tax effect on stock-based compensation	—	(329)

Net effect on net income	$1,009	$494

Effect on earnings per share:
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

     In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R) the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of March 31, 2008, there was $7.5 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.6 years. As of March 31, 2008, there was $1.2 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 3.2 years.
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
     The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of guideline companies. The expected life of options granted is estimated by taking the average of the vesting term and the contractual term (“simplified method”) of the option as provided by SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The Company adopted Staff Accounting Bulletin No. 110 (“SAB 110”) which amends SAB 107 allowing the continued use, under certain circumstances, of the simplified method beyond December 31, 2007.
     The assumptions used for the three months ended March 31, 2008 and 2007 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Three Months Ended March 31,
	2008	2007
Expected volatility	44%	51%
Risk-free interest rate	2.8%	4.5-4.8%
Expected life (years)	6.1	6.1
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$2.55	$4.00

  Stock option and stock award activity
     A summary of the Company’s stock option activity for the period indicated is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at January 1, 2008	4,318	$7.66	8.19	$1,901
Options granted	52	5.49
Options exercised	(1)	1.76
Options forfeited or expired	(75)	9.00

Outstanding at March 31, 2008	4,294	7.61	7.54	1,708

Vested and expected to vest at March 31, 2008	4,048	7.65	7.43	1,699

Options exercisable at March 31, 2008	2,065	$7.71	6.07	$1,662

     Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.
     Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.24 on March 31, 2008, and the exercise price for the options that were in-the-money at March 31, 2008. The total number of in-the-money options exercisable as of March 31, 2008 was 407,000. Total intrinsic value of options exercised was $5,000 and $81,000 for the three month periods ended March 31, 2008 and March 31, 2007, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     The Company’s 2004 stock plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding. The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. Stock-based compensation expense related to restricted stock for the three month period ended March 31, 2008 was $203,000, including $109,000 accrued for unissued stock awards under a management incentive plan. No stock-based compensation expense related to restricted stock was recorded for the three month period ended March 31, 2007.
     A summary of the Company’s stock award activity for the period indicated is as follows:

Weighted
Average Grant Date
	Number of	Fair Value
	Shares	Per Share
(In thousands)
Nonvested at January 1, 2008	197	$6.68
Shares granted	—
Shares vested	—
Shares forfeited	—

Nonvested at March 31, 2008	197	$6.68

6. INCOME TAXES
     At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.
     We have recorded a full valuation allowance against our deferred tax assets at March 31, 2008, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will reduce or eliminate the valuation allowance and will record a significant benefit to our results of operations. In the event we were to determine that we would be able to realize all of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.
     Based on the full valuation allowance and the taxable loss for the three months ended March 31, 2008, the Company has not recorded a tax provision or benefit.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). The Company adopted the provision of FIN 48 on January 1, 2007 and we recognized no material adjustment in the liability for unrecognized income tax benefits. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of March 31, 2008. We are subject to taxation in the US and various state jurisdictions. The tax years 2002-2007 remain open to examination by the federal and most state tax authorities.
7. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net loss	$(7,261)	$(3,105)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	292	121

Comprehensive loss	$(6,969)	$(2,984)

8. COMMITMENTS AND CONTINGENCIES
     The Company leases office space under non-cancelable operating leases with various expiration dates through May 2013.
     Future minimum lease payments under non-cancelable operating leases at March 31, 2008 are as follows, in thousands:

Operating
Year ending December 31,	Leases
2008	$1,805
2009	1,946
2010	1,795
2011	1,754
2012	691
Thereafter	34

Total minimum lease payments	$8,025

Legal proceedings
     On May 4, 2007, the Company was named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, by four former employee agents of the Company on behalf of themselves and others similarly situated. The complaint alleged, among other things, that the Company’s policies for expense allowances and expense reimbursement in place prior to October 2005, and its policy for commission payments to agents for transactions that do not close during the period of employment, violate applicable law. The Company reached a settlement agreement which called for a payment of $3,550,000 and, as a result, the Company recorded a charge in that amount during the quarter ended September 30, 2007. The settlement agreement included a full release from any further liability on the matters raised in the complaint. The settlement agreement received court approval on March 10, 2008. The Company made the payment under the settlement agreement in March 2008.
     On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment of minimum wages and overtime. The Company reached a settlement agreement which called for a payment of $600,000, plus applicable payroll taxes, and including a full release of all claims for unpaid wages through December 31, 2007 for the period covering the first two weeks of employment, during which time the California ZipAgents received on-boarding training. The settlement agreement is pending court approval. Accordingly, the Company recorded a charge in the amount of $625,000 during the quarter ended March 31, 2008.
     On March 29, 2006, the Company filed a claim in the Superior Court of California, County of San Diego, for malpractice against a law firm that provided counseling in connection with certain employment matters, including wage and expense issues, in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al. While the Company believes it has a good case, it is too early to determine the likelihood of a recovery, or to estimate the amount of recovery, if any.
     On March 12, 2008, a putative class action, entitled Simon et al. v. ZipRealty, Inc., was filed against the Company in the Los Angeles County Superior Court. The complaint, representing a class of all California sales agents and a nationwide class of sales agents under the federal Fair Labor Standards Act, claims that those sales agents are not exempt from minimum wage and overtime laws, and brings claims for failure to pay minimum wage and overtime, failure to maintain and provide accurate payroll records, failure to provide meal and rest breaks, and failure to reimburse expenses, as well as a claim under California Business and Professions Code Section 17200, all related to the same conduct. The complaint seeks an unspecified amount of damages, interest, penalties, injunctive relief, and attorneys’ fees and costs. The Company is in the initial stage of discovery and investigation and has not yet had the opportunity to analyze the allegations in detail. However, the Company believes that its sales agents are properly classified as outside salespeople exempt from applicable state and federal minimum wage and overtime requirements. Accordingly, the Company intends to vigorously defend this lawsuit. No estimate of possible loss, if any, can be made at this time.
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

9. SUBSEQUENT EVENT
     On April 4, 2008, the Company repurchased 3,486,300 shares of common stock directly from an investor. The shares were purchased in a privately negotiated transaction for a purchase price of $5.00 per share for a total purchase price of $17,431,500.
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
OVERVIEW
   General
     We are a full-service residential real estate brokerage firm, using our user-friendly website and employee real estate agents to provide homebuyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform help to reduce costs, allowing us to pass on significant savings to consumers. We share a portion of our commissions with our buyer clients in the form of a cash rebate, and typically represent our seller clients at fee levels below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers.
     Our net revenues are comprised primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate (or, in New Jersey, net of charitable donation) or commission discount, if any, paid or offered to our clients. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain co-marketing arrangements, pursuant to which we receive compensation for the fair value of certain marketing services we provide. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore our options for entering into additional co-marketing arrangements or offering other services related to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services.
     We were founded in 1999, currently have operations in 34 markets, and as of March 31, 2008 employed 2,536 people, of whom 2,285 were ZipAgents. During 2007 we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September, and Westchester County in December. To date in 2008 we have commenced operations in Long Island in March and have plans to enter one to three additional markets depending on market conditions.
Trends in our business and financial and real estate markets
     Softness in the residential real estate market.  Although our business has experienced increasing revenue growth on an annual basis since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction, recently revenue growth has slowed based on what we believe to be a transition period in the housing market and the effects of the recent changes in the mortgage lending business. In the three months ended March 31, 2008 we generated $20.6 million in net revenues, compared to $23.4 million in the three months ended March 31, 2007. The number of our closed transactions increased to approximately 3,121 in three months ended March 31, 2008 from approximately 3,110 in the three months ended March 31, 2007, and our average net revenue per transaction decreased to approximately $6,447 in the three months ended March 31, 2008 from approximately $7,291 in the three months ended March 31, 2007, a decrease of approximately 12%. Our average net revenue per transaction decreased over this period of time in both existing and new markets, as well as in California markets and in markets outside of California. We experienced a significant increase in the portion of our business composed of non-traditional transactions, meaning foreclosures, REO bank transactions and short sales, in the first quarter of 2008 compared to the first quarter of 2007. Non-traditional transactions typically involve lower net transaction revenues and, given the additional financial pressures in these deals, take longer to close and produce lower closed ratios than traditional transactions.

     Our transaction volume is primarily driven by the number of ZipAgents we employ, their productivity, and market conditions. The number of ZipAgents we employ has increased to 2,285 at March 31, 2008 from 1,875 at March 31, 2007. The average productivity of our total agent force was 0.48 and 0.57 transactions per ZipAgent per month during the three months ended March 31, 2008 and 2007, respectively. We calculate the average monthly productivity of our ZipAgents for the quarter by dividing the average monthly number of transactions closed during the quarter by the average number of ZipAgents employed at the beginning of each month during the quarter. As we introduce new initiatives to improve agent productivity, we may experience temporary declines in the total number of agents although, overall, we expect to continue to increase the number of agents. As we add additional ZipAgents, we believe long term we will continue to increase our transaction volume and grow our business, although this may not be the case if the market continues to soften. If the current softness of the residential real estate market continues or worsens, we expect to see a reduction in the number of licensed REALTORS® nationwide and in our largest markets. For example, the National Association of REALTORS® has reported that its total membership of REALTORS® fell approximately 5.9% from August 31, 2007 to January 31, 2008. Further, according to the California Department of Real Estate, in December 2007, the total number of real estate licensees in California dropped by 0.1% month-over-month, the first decline in its agent rolls in over five years, and salesperson examinations in that state decreased by 85% from December 2006 to December 2007. We expect that overall declines in agent ranks will be comprised disproportionately of less skilled real estate agents, with the better agents continuing in the business. We also expect that the prolonged softening may deal a critical blow to some of our competitors. It is our hope that these events, if they occur, will increase the percentage of highly skilled real estate agents on the market, and reduce the competition for such agents, but we cannot know whether this result will occur, or whether the overall decline in the number of real estate agents will make it more difficult for us to employ qualified agents and grow our business.
     Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 29% in 2007 compared to 2006. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. In some markets, home prices have remained relatively stable, but we believe that buyer expectation that prices will decline has resulted in fewer transactions, as buyers postpone transactions until such declines materialize. For example, according to NAR, nationally sales of existing homes fell 19.3% year-over-year in March 2008 to a seasonally adjusted annual rate of 4.93 million. In the State of California, the California Association of REALTORS® reported that sales of existing homes declined 24.5% and the median price of existing homes fell 29.0% year-over-year during the month of March 2008. In our opinion, these data points support the notion that the housing market is in a period of transition, with more power shifting to buyers from sellers, and that the residential real estate market may continue to soften in the foreseeable future. During this period of transition we may continue to experience reduced growth rates and decreased agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions. Additionally, we currently intend to open significantly fewer new markets in 2008 compared to 2007. Nevertheless, we have recently seen evidence of declining home sales prices which, at some point, should lead to an increase in the volume of transactions and the stabilization of the residential real estate market.
     As a result of this contraction in the residential real estate market, our net transaction revenues in existing markets (markets opened before January 1, 2007), decreased to $18.6 million in the three months ended March 31, 2008 from $22.7 million in the three months ended March 31, 2007. Although we have increased our market share in almost all of our existing markets, our net transaction revenues have decreased in these markets due to a decline our transaction volume combined with a decrease in net revenue per transaction. New market net transaction revenues increased by $1.6 million resulting in an overall decrease in net transaction revenues of approximately $2.6 million.
     In addition, we believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past year in our existing markets in aggregate, we believe that there is an opportunity to increase further our market share, even if the overall level of sales continue to decline due to changing consumer sentiment, interest rate increases, credit tightening, or other economic or geopolitical factors.
     As we implement our business plan for 2008, a key area of focus is on our existing markets, with a goal of driving their efficiency, productivity and profits. Nevertheless, our losses are likely to continue into 2008, although not likely to the extent experienced in 2007.
     Impact of softened residential real estate market on availability of mortgages.  We also believe that the prolonged softening of the residential real estate market has been negatively impacted by, the market for home loans, which is a critical market to our business. As home prices decline, and homeowners find themselves with less equity in their homes, lenders generally become less willing to refinance existing mortgages or to extend home equity loans. We believe several effects could result, including homeowners being less willing to spend, which would have a dampening effect on the overall economy, including the demand for real estate. Also, as home equity decreases, homeowners may be more likely to default on their home loans. As reported by the Wall Street Journal, the number of short sales (which are sales typically involving distressed properties) increased during the calendar year 2007. These defaults can fuel a spiral of further credit tightening and even less availability of credit. In addition, as more distressed properties are offered for sale, the resulting increase in inventory of homes for sale could put further downward pressure on home prices. As the rates in many adjustable rate mortgages reset at higher rates, the number of distressed properties entering the residential real estate market should increase. We believe we have already seen signs of this phenomenon in early 2008, although we expect significant variation from market to market.
     Federal legislation has recently been enacted that, among other objectives, seeks to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” up to a maximum of $729,750 in certain markets. There can be no assurance that this legislation will accomplish its desired objectives, or that it will have a positive impact on the residential real estate market. The legislation with respect to conforming loans is expected to take effect July 1, 2008 and expire in December 2008, and there is no guarantee that this legislation will be extended to cover future time periods. As this legislation is implemented, a variety of factors could cause unintended and possibly negative fluctuations in the number of completed residential real estate transactions. For example, homebuyers may decide to postpone home purchases from early 2008 into later in the year to await the implementation of the legislation, or homebuyers may decide to accelerate home purchases from early 2009 into late 2008 to take advantage of the legislation before its current expiration date. Any of these events could significantly and negatively impact our operating results.
     Changes to our business model.  Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business. We have modified the compensation and expense reimbursement structure for ZipAgents over time, and we most recently changed our commission and/or expense structure in April 2007. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 35% to 80% or more, based on their productivity, of our net revenues after deducting certain other items. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs and other business expenses. ZipAgents may also be granted equity incentives based on performance. We may choose or be required to make further modifications to our compensation structure in the future. For example, Nevada recently approved legislation that preempts the federal “outside sales exemption” from paying minimum wages in that state. That legislation took effect on November 1, 2007. Accordingly, on November 1, 2007 we began paying minimum wage and, where required, overtime, to our ZipAgents in Nevada. The minimum wage payments will be offset against future commissions earned, if any.
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
     Fluctuations in quarterly profitability.  We achieved profitability in the first quarter of 2005 for the first time in our seasonally slow first quarter, primarily as a result of higher average net transaction revenues and increased transactional volume. We experienced a net loss in the second quarter of 2005 as a result of a one-time charge relating to the settlement of a class action lawsuit; we would have been profitable excluding the effect of this settlement. We achieved profitability in the third and fourth quarters of 2005, but because of seasonality (seasonal fluctuations in our business) and new market expansion as well as softening in the residential real estate market, we experienced a net loss in the first and second quarters of 2006. We achieved profitability in the third quarter of 2006, but experienced a net loss in the fourth quarter of 2006 as a result of decreased transaction volume due to our seasonally slow fourth quarter and continued market softness. In 2007, we reported losses in each quarter due to various factors including seasonality, new market expansion and ongoing market softness. The third and fourth quarter losses were additionally impacted by tightening in the availability of home mortgage credit and the litigation settlement described in Part II, Item 1, “Legal Proceedings.”
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
     Changes in competitive landscape.  In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model (currently in three states and the District of Columbia) that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate of their commission. BuySide Realty, another discount brokerage, employs agents who are paid salaries and bonuses based on customer service, not commissions, while offering a 75% rebate of their commission. RealEstate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers, and has opened a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker websites. These companies have limited operating histories upon which to evaluate their operations and future prospects. However, in order to be successful, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.
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
     We believe that the overall market activity, macroeconomic environment, and periodic business cycles can significantly influence the general health of the residential real estate market at any given point in time. Generally, when economic times are fair or good, the housing market tends to perform well. If the economy is weak, interest rates dramatically increase, or there are market events such as terrorist attacks or threats, the outbreak of war or geopolitical uncertainties, the housing market likely would be negatively impacted. Recently, changes in the mortgage market, including the subprime market, have negatively affected the buying and selling of real estate. The tightening of financing and credit standards has tended to depress real estate activity. Also, there have been numerous reports about the effects of subprime mortgages on the general real estate market. These reports also tend to have a dampening effect on the general real estate market.
     Historical variations in U.S. interest rates.  Over the past several decades, the national residential real estate market has demonstrated significant growth, with annual existing home sales volume growing from 1.6 million in 1970 to approximately 7.1 million in 2005 and median existing home sales prices increasing every year during that period. While the volume of existing home sales has declined for at least two consecutive years only twice since 1970, namely 1979 through 1982 and 1989 through 1990, sales did fall from their 2005 peak to approximately 6.5 million in 2006 and fell again in 2007 to approximately 5.7 million, and there are forecasts that predict sales will continue their decline in 2008. Sales volume changes are sensitive to, but do not always follow, interest rate changes. The declines in sales volumes in the 1979 through 1982 period occurred while interest rates were at historic highs, with long-term U.S. Treasury rates exceeding 10%. However, with rates remaining at similarly high levels, sales increased during the period from 1983 through 1986. Average interest rates were lower during the second period of consecutive year declines, 1989 through 1990, than they had been in the expansion period ending in 1988.
     Many factors influence an individual’s decision to buy or sell a home, and we believe that no one factor alone determines the health of the residential real estate market. For example, a rise in interest rates, tighter lending standards and/or disruptions in the availability of mortgage funds could lead to lower demand for housing or put downward pressure on prices because these factors would increase buyers’ potential monthly housing payments or reduce the amount they could pay for a home. However, it is also our experience that lifestyle influences, such as job relocation, changes in family dynamics or a desire to change neighborhoods, significantly impact the demand for residential real estate. In addition, periods of interest rate increases are often characterized by improving economic fundamentals, which can create jobs, increase incomes and bolster consumer confidence, all of which are factors that positively influence housing demand. It is difficult to predict which influences will be strongest, and ultimately whether the housing market will be affected positively or negatively when faced with numerous influences.
     While it is difficult to isolate the cause of recent transaction volume declines and pricing growth slowing in the residential real estate market, such softening has been occurring since the Fall of 2005 as interest rates have generally increased (subject to some recent fluctuations and reductions), inventories have generally increased (but with significant variations in inventory market to market), and credit standards and financing have tightened, as previously discussed above. Other factors have likely contributed to the slowdown as well, such as high fuel prices, persistent press coverage about residential real estate potentially being poised for a correction, and the fact that prices had until that time been increasing at historically high rates. This rapid price appreciation, which was well ahead of household income growth, along with increasing interest rates has made housing less affordable, which has manifested itself in declining home ownership rates, which peaked in 2004. With overall transaction activity declining and sales price increases slowing, overall commissions generated in the industry could decline as well, potentially causing the roughly $59.7 billion in annual commissions generated in 2006 to decline. However, should the addressable market for our services decline somewhat in the near term due to decreasing sales volume or prices, we believe the overall size of the market on an absolute basis will remain very large, providing ample addressable opportunity for us to continue to grow our business through increasing our market share.
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
     Our significant accounting policies are described in Note 1 of the notes to our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2007, and of those policies, we believe that the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to understand and evaluate our financial condition and results of operations.
Revenue recognition
     We derive the substantial majority of our revenues from commissions earned as agents for buyers and sellers in residential real estate transactions. We recognize commission revenues upon closing of a sale and purchase transaction, net of any rebate (or, in New Jersey, charitable donation) or commission discount, or transaction fee adjustment, as evidenced by the closure of the escrow or similar account and the transfer of these funds to all appropriate parties. We recognize non-commission revenues from our other business relationships, such as our mortgage marketing relationships, as the fees are earned from the other party typically on a monthly fee basis. Revenues are recognized when there is persuasive evidence of an arrangement, the price is fixed or determinable, collectibility is reasonably assured and the transaction has been completed
Internal-use software and website development costs
     We account for internal-use software and website development costs, including the development of our ZipAgent Platform, in accordance with the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and Emerging Task Force Issue No. 00-02, Accounting for Website Development Costs. We capitalize the payroll and direct payroll-related costs of employees who devote time to the development of internal-use software. We amortize these costs over their estimated useful lives, which ranges between 15 to 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.
Stock-based compensation
     SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.
     The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of peer companies. The expected life of options is estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 107. The Company estimates expected forfeitures based on various factors, including employee class and historical experience.
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

Recently issued accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB released FASB Staff Position “Effective Date of FASB Statement 157” (FSP FAS 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 The Company adopted the required provisions of SFAS 157 as of January 1, 2008; the partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 3. Short-Term Investments and Fair Value Measurements.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 and, currently, has not expanded its eligible items subject to the fair option under SFAS 159.
     In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) on its consolidated financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its financial position, cash flows and results of operations.
RESULTS OF OPERATIONS
     The following table summarizes our operating results for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per
Statements of operations data (unaudited)	share data)
Net transaction revenues	$20,121	$22,675
Referral and other revenues	503	707

Net revenues	20,624	23,382

Operating expenses:
Cost of revenues	12,342	13,075
Product development	2,146	1,681
Sales and marketing	10,028	8,847
General and administrative	3,682	3,968
Litigation	625	—

Total operating expenses	28,823	27,571

Loss from operations	(8,199)	(4,189)

Other income (expense):
Interest income	911	1,088
Other income (expense), net	27	(4)

Total other income (expense), net	938	1,084

Loss before income taxes	(7,261)	(3,105)
Provision for income taxes	—	—

Net loss	$(7,261)	$(3,105)

Net loss per share:
Basic	$(0.31)	$(0.14)
Diluted	$(0.31)	$(0.14)
Weighted average common shares outstanding:
Basic	23,450	22,008
Diluted	23,450	22,008
     The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended
	March 31,
Statements of operations data (unaudited)	2008	2007
Net transaction revenues	97.6%	97.0%
Referral and other revenues	2.4	3.0

Net revenues	100.0	100.0

Operating expenses:
Cost of revenues	59.8	55.9
Product development	10.4	7.2
Sales and marketing	48.6	37.8
General and administrative	17.9	17.0
Litigation	3.0	—

Total operating expenses	139.7	117.9

Loss from operations	(39.7)	(17.9)

Other income (expense):
Interest income	4.4	4.7
Other income (expense)	0.1	—

Total other income (expense), net	4.5	4.7

Loss before income taxes	(35.2)	(13.2)
Provision for income taxes	—	—

Net loss	(35.2)%	(13.2)%

Comparison of the three months ended March 31, 2008 and 2007
  Other operating data

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
Number of markets (1)
Comparable existing markets	23	23	0
New markets	11	2	9

Total	34	25	9

Number of transactions closed during the period (2)
Comparable existing markets	2,785	3,109	(324)	(10.4)%
New markets	336	1	335	33,500.0%

Total	3,121	3,110	11	0.4%

Average net revenue per transaction (3)
Comparable existing markets	$6,662	$7,292	$(630)	(8.6)%
New markets	4,661	6,000	(1,339)	(22.3)%
All markets	$6,447	$7,291	$(844)	(11.6)%

Number of ZipAgents at end of the period
Comparable existing markets	1,951	1,857	94	5.1%
New markets	334	18	316	1,755.6%

All markets	2,285	1,875	410	21.9%

(1)	New markets are transferred to existing markets on January 1st following the completion of their first full calendar year of operation. The Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first full calendar year at of the end of 2007. Accordingly, these markets were moved to existing markets as of January 1, 2008 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007
Charlotte, NC		August 2007
Raleigh-Durham, NC		September 2007
Westchester County, NY		December 2007
Long Island, NY		March 2008

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.
  Net transaction revenues
     Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
	(In thousands)
Net transaction revenues
Comparable existing markets	$18,555	$22,669	$(4,114)	(18.1)%
New markets	1,566	6	1,560	26,000.0%

Total	$20,121	$22,675	$(2,554)	(11.3)%

     The decrease in our net transaction revenues of approximately $2.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to an increase in net transaction revenues of $1.6 million in our new markets offset by a decrease in net transaction revenues of $4.1 million from our existing markets.
     The decrease in net transaction revenues in our existing markets of $4.1 million or 18.1% was driven primarily by a decrease in the number of transactions closed during the period of 324 closed transactions or 10.4% combined with a decrease in average net revenue per transaction of $630 or 8.6%. The decrease in average net revenue per transaction was primarily attributable to an increase in the number of foreclosure, bank REO and short sale transactions resulting from slowdowns in the residential real estate market and ongoing tightening in the availability of consumer mortgage financing as well as a continued shift of business into markets with lower average housing prices.
     The increase in net transaction revenues in our new markets of $1.6 million was driven by an increase of 335 transactions closed during the period from the ten new markets opened during 2007; only two of these new markets were open as of March 31, 2007. Both opened late in quarter and had no significant activity for the quarter.
     We expect that our net revenues for 2008 will increase primarily as a result of additional transactions in our new markets as they add new ZipAgents and continue to achieve operating scale in their markets.
  Referral and other revenues
     Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
	(In thousands)
Referral and other revenues
Comparable existing markets	$79	$67	$12	17.9%
New markets	4	—	4	100.0%
Corporate	420	640	(220)	(34.4)%

Total	$503	$707	$(204)	(28.9)%

     The decrease in corporate referral and other revenues was primarily attributable to reduced fees from a marketing relationship relating to mortgage services resulting from the slowdown in the residential real estate market and ongoing tightening in the availability of consumer mortgage financing.

  Cost of revenues
     Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
	(In thousands)
Cost of revenues
Comparable existing markets	$11,553	$13,071	$(1,518)	(11.6)%
New markets	789	4	785	26,200.0%

Total	$12,342	$13,075	$(733)	(5.6)%

     The decrease in cost of revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily related to the overall decrease in net transaction revenue on which we pay agent commissions.
     Cost of revenues decreased in our existing markets by approximately $1.5 million or 11.6% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The cost of revenues as a percentage of existing markets net transaction revenues increased by about 4.6 percentage points primarily due to increased agent expense reimbursements as well as the mix of agent commissions paid which were additionally impacted by certain adjustments made to our agent compensation plan to better motivate and retain our agents under the current market conditions.
     Cost of revenues increased in our new markets by approximately $0.8 million due to the increase in net transaction revenue during the period. The cost of revenues as a percentage of new market net transaction revenues was 50.4% for the quarter ended March 31, 2008. The cost of revenues percentage in new markets is expected to increase in the first year of operations as increasing numbers of ZipAgents achieve higher commission splits and expense reimbursements as the new markets mature.
     We expect that our cost of revenues for 2008 will increase in absolute dollars on expected increases in net transaction revenues and will decrease as a percentage of net transaction revenues. The first quarter of each year is typically the seasonally slowest quarter of the year with the highest cost of revenues percentage primarily attributable to relative fixed cost nature of agent expense reimbursements.
  Product development
     Product development expenses include our information technology costs relating to the maintenance of our website, proprietary technology platforms and system infrastructure. These costs consist primarily of compensation and benefits for our product development and infrastructure personnel, depreciation of software and equipment and infrastructure costs consisting primarily of facilities, communications and other operating expenses.

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
	(In thousands)
Product development	$2,146	$1,681	$465	27.6%
     The increase in product development expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.1 million, technology infrastructure costs of $0.3 million and depreciation of $0.1 million. As a percentage of net revenues, product development expenses increased by 3.2 percentage points in the period due primarily to the growth of our product development staff headcount to enhance our website, proprietary agent platform and overall system infrastructure.
     We expect that our product development expenses will increase in 2008 in absolute dollars and remain relatively flat as a percentage of net revenues as we continue to grow our business and enhance our technology systems to improve our ZipAgents efficiency and enhance features on our website for consumers.

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

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
	(In thousands)
Sales and marketing
Comparable existing markets	$6,392	$7,062	$(670)	(9.5)%
New markets	1,719	144	1,575	1,093.8%
Regional/corporate sales support and marketing	1,917	1,641	276	16.8%

Total	$10,028	$8,847	$1,181	13.3%

     The increase in sales and marketing expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily related to the overall growth in our business, principally the expansion into new markets.
     Sales and marketing expenses decreased in our existing markets by approximately $0.7 million principally attributable to decreases in salaries and benefits of $0.4 million, travel expenses of $0.1 million, customer acquisition costs of $0.1 million and recruiting/training costs of $0.1 million. As a percentage of existing market net transactions revenues, existing market sales and marketing expenses were 34.5% in the current period compared to 31.2% in the prior year.
     Sales and marketing expenses increased in our new markets by approximately $1.6 million principally attributable to opening nine new market offices since March 31, 2007. The increased expenses consisted primarily of salaries and benefits of $0.7 million, customer acquisition/marketing costs of $0.4 million and facilities/operating related expenses of $0.3 million. As a percentage of new market net transactions revenues, new market sales and marketing expenses were 109.7% in the current year compared to 2,398.0% in the prior year.
     Regional/corporate sales support and marketing expenses increased by approximately $0.3 million principally attributable to the costs of supporting our new market expansion. The increased expenses consisted primarily of travel of $0.1 million and $0.2 million of stock-based compensation. As a percentage of total net revenues, regional sales support and marketing expenses were 9.3% in the current period compared to 7.0% in the prior year.
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

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
	(In thousands)
General and administrative	$3,682	$3,968	$(268)	(7.2)%
     The decrease in general and administrative expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was principally due to decreased professional fees of $0.2 million. As a percentage of net revenues, general and administrative expenses were 17.9% in the period compared to 17.0% in the three months ended March 31, 2007.
     As we grow our business and expand into additional new markets, we expect our general and administrative expenses to decrease in absolute dollars and as a percentage of net revenues.

  Litigation

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
	(In thousands)
Litigation	$625	$—	$625	100.0%
     Litigation relates to a class action lawsuit filed by a former ZipAgent. The plaintiffs allege, among other things, that our practices for compensating agents and reimbursing expenses violate applicable law regarding the payment for minimum wages and overtime. There is a proposed settlement involving a payment of approximately $0.6 million, and a full release from any further liability on the matters raised in the lawsuit. See the description under “Legal Proceedings” in Part II, Item 1 of this report.
  Interest income
     Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
	(In thousands)
Interest income	$911	$1,088	$(177)	(16.3)%
     Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due primarily to lower interest rates earned on lower average balances.
Other income (expense), net
     Other income (expense), net consists of non-operating items, which have not been significant to date.

	Three Months Ended
	March 31,		Increase	Percent
	2008	2007	(Decrease)	Change
	(In thousands)
Other income (expense), net	$27	$(4)	$31	811.4%
LIQUIDITY AND CAPITAL RESOURCES
     As of March 31, 2008, we had cash, cash equivalents and short-term investments of $72.4 million and had no bank debt, line of credit or equipment facilities. For information concerning the subsequent repurchase of a portion of our outstanding shares, see below under “Financing activities.”
Operating activities
     Our operating activities used cash in the amount of $8.2 million and $2.8 million in the three months ended March 31, 2008 and 2007, respectively. Cash used in the three months ended March 31, 2008 resulted from a net loss of $7.3 million, which was partially offset by $0.7 million of depreciation and amortization, $1.0 million of non-cash stock-based compensation expense and from changes in other non cash operating assets and liabilities, primarily payment of the $3.55 million litigation settlement. Cash used in the three months ended March 31, 2007 resulted from a net loss of $3.1 million which was offset primarily by $0.7 million of depreciation and amortization, and $0.8 million of non-cash stock-based compensation expense
     Our primary source of operating cash flow is the collection of our commission income from escrow companies or similar intermediaries in the real estate transaction closing process. Due to the structure of our commission arrangements, our accounts receivable are converted to cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues. Our operating cash flows will be impacted in the future by the timing of payments to our vendors for accounts payable, which are generally paid within the invoice terms and conditions. Our cash outflows are also impacted by the timing of the payment of our accrued liabilities relating to commissions and related compensation costs and client acquisition costs.
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
Investing activities
     Our investing activities generated cash in the amount of $17.3 million and $0.2 million in the three months ended March 31, 2008 and 2007, respectively. Cash generated for the three months ended March 31, 2008 represent net proceeds from the sales and purchases of short-term investments of $17.6 million offset by the purchases of property and equipment, furniture, and leasehold improvements totaling $0.3 million in connection with the purchase of additional server capacity, capitalization of internal use software and the build out of new district office space. Cash generated for the three months ended March 31, 2007 was primarily related to net sales of short-term investments of $1.1 million partially offset by purchases of property and equipment, furniture, and leasehold improvements of $0.9 million in connection with the purchase of additional server capacity, capitalization of internal use software and the build out of new district office space.
     We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
     Currently, we expect our remaining 2008 capital expenditures to be approximately $2.7 million. Capital expenditures for the remainder of 2008 are expected to include the purchase of computer hardware and software to increase our service capacity, normal replacements of computer related office equipment and the capital cost related to opening offices in new markets. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available
Financing activities
     Proceeds from our financing activities were not significant in the three months ended March 31, 2008 and 2007, respectively. Sources of cash from financing activities primarily represented proceeds from stock option and warrant exercises.
     On April 3, 2008, we repurchased approximately 3.5 million shares of our common stock originally issued in private placement transactions or pursuant to warrant acquired prior to our initial public offering. The shares were purchased in a privately negotiated transaction for a total purchase price of approximately $17.4 million.
     As of March 31, 2008, we had warrants outstanding for the purchase of an aggregate of 126,724 shares of our common stock at a weighted average exercise price of $4.30 per share. All of these warrants are currently exercisable at the option of the holders; warrants for the purchase of 123,440 of our common stock expire on June 27, 2008.
Future needs
     We believe that cash flows from operations and our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. In addition, if the current softness in the residential real estate market continues or worsens, as further discussed under Part II, Item 1A, “Risk Factors,” resulting in fewer transactions, reduced commissions or higher costs, we may have greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.
     We are routinely explore our options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

     We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     We lease office space under non-cancelable operating leases with various expiration dates through May 2013. The following table provides summary information concerning our future contractual obligations and commitments at March 31, 2008.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(In thousands)
Minimum lease payments	$2,347	$3,650	$2,017	$11	$8,025
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk:
Interest rate sensitivity
     Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. We believe this investment policy is prudent and helps to reduce, but does not prevent, loss of principal and results in minimal interest rate exposure on our investments.
     As of March 31, 2008 and 2007, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2008 and 2007, the increase or decline in fair market value of the portfolio would be approximately $0.2 million and $0.3 million, respectively.
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

     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings:
     On May 4, 2007, the Company was named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, case number CV 07 2959, by four former employee agents of the Company on behalf of themselves and others similarly situated. The complaint alleged, among other things, that the Company’s policies for expense allowances and expense reimbursement in place prior to October 2005, and its policy for commission payments to agents for transactions that do not close during the period of employment, violate applicable law. The Company reached a settlement agreement, which called for a payment of $3,550,000 and, as a result the Company recorded a charge in that amount during the quarter ended September 30, 2007. The settlement agreement included a full release from any further liability on the matters raised in the complaint. The settlement agreement received court approval on March 10, 2008. The Company made the payment under the settlement agreement in March 2008.
     On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment of minimum wages and overtime. The Company reached a settlement agreement which called for a payment of $600,000, plus applicable payroll taxes, and included a full release of all claims for unpaid wages through December 31, 2007 for the period covering the first two weeks of employment, during which time the California ZipAgents received on-boarding training. The settlement agreement is pending court approval.
     On March 29, 2006, the Company filed a claim in the Superior Court of California, County of San Diego, for malpractice against a law firm that provided counseling in connection with certain employment matters, including wage and expense issues, in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al., Case No. CGC 06450765. While the Company believes it has a good case, it is too early to determine the likelihood of a recovery, or to estimate the amount of recovery, if any.
     On March 12, 2008, a putative class action, entitled Simon et al. v. ZipRealty, Inc., was filed against the Company in the Los Angeles County Superior Court. The complaint, representing a class of all California sales agents and a nationwide class of sales agents under the federal Fair Labor Standards Act, claims that those sales agents are not exempt from minimum wage and overtime laws, and brings claims for failure to pay minimum wage and overtime, failure to maintain and provide accurate payroll records, failure to provide meal and rest breaks, and failure to reimburse expenses, as well as a claim under California Business and Professions Code Section 17200, all related to the same conduct. The complaint seeks an unspecified amount of damages, interest, penalties, injunctive relief, and attorneys’ fees and costs. The Company is in the initial stage of discovery and investigation and has not yet had the opportunity to analyze the allegations in detail. However, the Company believes that its sales agents are properly classified as outside salespeople exempt from applicable state and federal minimum wage and overtime requirements. Accordingly, the Company intends to vigorously defend this lawsuit.
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
     We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at March 31, 2008 had an accumulated deficit of $74.4 million. While we were profitable in the second half of 2003, and for a total of seven quarters during 2004, 2005 and 2006, we experienced net losses in the four quarters of 2007. Our outlook is cautious given market and geopolitical uncertainties, and we expect to experience a loss for calendar year 2008 as we continue to invest in our business during this period of market softness.
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
     We believe NAR’s policy and the DOJ action reflects a high degree of uncertainty regarding the real estate industry’s incorporation of and willingness to work with VOWs. Our success may be significantly affected by the outcome of the DOJ’s action, and by the willingness of individual MLS’ to work cooperatively with VOW businesses such as ours.
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
     Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as increases in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 29%, in 2007 compared to 2006 and months of inventory increased approximately 88%, in December 2007 compared to December 2006. Pricing increases have also slowed, and some markets have shown declines in median selling prices over this period. In some markets, home prices have remained relatively stable, but we believe that buyer expectation that prices will decline has resulted in fewer transactions, as buyers postpone transactions until such declines materialize. According to NAR, nationally sales of existing homes fell 19.3% year-over-year in March 2008 to a seasonally adjusted rate of 4.93 million. In the State of California, the California Association of REALTORS® reported that sales of existing homes declined 24.5% and the median price of existing homes fell 29.0% year-over-year during the month of March 2008. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity. Any continuation in, or worsening of, these conditions could harm our results of operations.

We may not be able to continue to grow market share to offset the impact of the current contraction in the residential real estate market.
     During 2007, we were able to grow market share in almost all of our existing markets to help offset the contraction in the residential real estate market: our net transaction revenues in existing markets (markets opened before January 1, 2006), decreased only slightly to $89.6 million in 2007 from $90.1 million in 2006. Net transaction revenues for new markets (markets opened after December 31, 2005) increased by $9.0 million resulting in an overall increase in net revenues of $8.4 million. We may not be able to sustain this effort at this same rate if the softening in the residential real estate market continues.
If the percentage of our business that is composed of representing home sellers, as opposed to home buyers, increases, we may incur additional costs and achieve lower profit margins, particularly in a softened market.
     Historically, most of our business has been derived from representing buyers in their home purchases. One of our growth strategies is to increase the portion of our business that is composed of representing sellers in their home listings. The success of this strategy as well as a general softening in the residential real estate market, or other factors, may cause an increase in the percentage of our business that is composed of representing home sellers rather than home buyers. As the portion of our listings business increases, and as listings take longer to sell in a market with higher inventory levels, marketing costs generally increase, and commissions can decrease as buyers demand more last-minute concessions in price before closing. If the softened market persists, we may incur greater listing marketing costs and achieve lower commissions and lower profit margins.
The recent tightening in the availability of credit, particularly with respect to lenders in the mortgage market, has and may continue to negatively impact the housing market.
     Consumer access to mortgage financing has been affordable and widely available by historic standards in recent years. The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability, and the performance of mortgage backed securities in the secondary market. Since the Fall of 2005, the residential real estate market has been softening as interest rates generally have increased (subject to some recent fluctuation). In addition, lender underwriting criteria began to change in 2006 as a result of unexpectedly high mortgage defaults. Underwriting criteria tightened further in 2007 as a result of lender and investor losses on mortgages and mortgage-backed securities as loan defaults and property foreclosures continued to rise. More lenders currently require homebuyers to have higher credit scores and to provide greater down payments than in recent years. Currently, we perceive there is a disruption in the availability of funds for mortgages as investors, who buy loans and securities backed by mortgages, are tightening credit standards and/or exiting the market for loans that aren’t guaranteed by Fannie Mae or Freddie Mac. We also believe an entire group of loan products, including subprime and some Alt A loans, have become less available while pressures have built on prime, non-conforming loans (principally loans of more than $417,000, the limit observed by Fannie Mae and Freddie Mac although this limit will increase as a result of recently enacted federal legislation), making them significantly more costly than in previous years relative to conforming loans. Although we have recently seen some improvement in the availability of non-conforming loans, and Congress recently enacted legislation to this end, there can be no assurance that such improvement will continue. We have also perceived an increase in lenders’ requests that homebuyers obtain mortgage insurance, particularly as second mortgages and home equity loans become harder to obtain. Further, in regions such as South Florida and Las Vegas that have experienced particularly sharp declines in home prices, we have learned that some lenders have ruled out the extension of any home loans to some or all property types in those markets, a practice sometimes referred to as blacklisting.
     If these borrowers face higher interest rates, or are unable to obtain financing at all, many may postpone or cancel home buying plans. When interest rates rise and when underwriting criteria becomes more restrictive, housing may become less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, leading to greater odds that fewer transactions will close, closing processes will lengthen, and home prices will fall, any of which may reduce revenues. Should we not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results will be negatively impacted.
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
     Federal legislation has recently been enacted that, among other objectives seeks to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” up to a maximum of $729,500 in certain markets. There can be no assurance that this legislation will accomplish its desired objectives, or that it will have a positive impact on the residential real estate market. The legislation with respect to conforming loans is expected to take effect July 1, 2008 and expire in December 2008, and there is no guarantee that this legislation will be extended to cover future time periods. As this legislation is implemented, a variety of factors could cause unintended and possibly negative fluctuations in the number of completed residential real estate transactions. For example, homebuyers may decide to postpone home purchases from early 2008 into later in the year to await the implementation of the legislation, or homebuyers may decide to accelerate home purchases from early 2009 into late 2008 to take advantage of the legislation before its current expiration date. Any of these events could significantly and negatively impact our operating results.
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
     As our operations have expanded, we have experienced rapid growth in our headcount from 2,110 total employees, including 1,875 ZipAgents, at March 31, 2007 to 2,536 total employees, including 2,285 ZipAgents, at March 31, 2008. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.

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
     Our business must comply with the provisions of the federal Real Estate Settlement Procedures Act, or RESPA, as well as comparable state statutes where we do business. These statutes, among other things, prohibit payments that real estate brokers, agents and other settlement service providers may receive for referral of business to other settlement service providers in connection with the closing of real estate transactions, as well as restrict other payments that may be received by settlement service providers for their services. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. If we or any of our employees fail to comply with any of these statutes, a resulting enforcement proceeding could subject us to substantial financial penalties and/or suspension or loss of our licenses, be expensive to defend, and materially harm our ability to continue operations.

If any of our core services fails to comply with applicable federal and state law and regulations, we may incur significant financial penalties or lose licenses required to provide these services.
     We are currently exploring and beginning to implement several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. For example, we have entered into co-marketing arrangements with one or more lenders such as E-LOAN, Inc. pursuant to which we help market their mortgage services through the mortgage center on our website in exchange for a flat monthly fee established on a periodic basis. Also, we have formed a subsidiary to offer insurance services in certain markets.
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
     We currently operate in 34 markets, including 19 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, in 2005 we commenced operations in Las Vegas in April, Houston in June and Miami in October. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater Philadelphia area in December. In 2007, we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September and Westchester County in December. To date in 2008 we have commenced operations in Long Island and have plans to enter one to three additional markets depending on market conditions. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to establish successfully our brand in those markets. We consider many factors when selecting a new market to enter, including:
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
     The residential real estate market is highly fragmented, and we have numerous competitors, many of which have greater name recognition, longer operating histories, larger client bases, and significantly greater financial, technical and marketing resources than we do. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We are also subject to competition from local or regional firms, as well as individual real estate agents. Our technology-focused business model is a relatively new approach to the residential real estate market and many consumers may be hesitant to choose us over more established brokerage firms employing traditional techniques. However, as customers become increasingly comfortable using the Internet for their real estate services needs, they will face more options as many more real estate companies, brokers, and agents, as well as companies such as the NAR, operate competing websites and are increasingly using the Internet to market to potential customers. As a result, we must continue to innovate to compete, and, even with new innovation, customers may not distinguish or value the benefits of our website and technology offerings. Consequently, any technology-based benefits we have may dissipate significantly, or erode entirely, over time.
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
     The performance and reliability of our technology infrastructure are critical to our reputation and ability to attract and retain clients and agents. Our network infrastructure is currently co-located at a facility in Sunnyvale, California with a back-up facility in Aurora, Colorado. Our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any interruption, delay or system failure could result in client and financial losses, litigation or other consumer claims and damage to our reputation.
Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.
     Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 35% and 40% in the first quarter of 2008 and 2007, respectively, of our net transaction revenues in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of forces and events beyond our reasonable control, such as regional disasters including earthquakes, harsh weather, economic or market conditions, or other events outside of our control, such as shifts in populations away from markets that we serve, or terrorist attacks. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
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
     As of March 31, 2008, we had 23,650,441 shares of common stock outstanding. In April 2008, we repurchased approximately 3.5 million of these shares from Pyramid Technology Ventures I, L.P. All of the remaining shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933.
The relatively small average daily trading volume of our stock could result in volatility in our trading prices, particularly if a large block of our stock is traded.
     The average daily trading volume of our common stock on The NASDAQ Stock Market is relatively small, averaging approximately 34,000 shares per trading day during our first quarter of 2008. Consequently, the trading price of our stock on any given day could be volatile, particularly if a relatively large block of stock is traded on that day. For example, several of our earliest investors, including Benchmark Capital Partners, Vanguard Ventures, and each of their affiliates, still own a significant number of shares of our common stock. If these investors, or any other holders of our common stock, determined to sell all or a part of their holdings, those sales could depress the trading price of our common stock.
Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.
     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately one-third of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.
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
     In April 2008, we repurchased approximately 3.5 million shares of our common stock then held by Pyramid Technology Ventures I, L.P. (“Pyramid”), for a purchase price of $5.00 per share for a total purchase price of approximately $17.4 million, as reported on our Current Report Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. These shares represented approximately 15% of our common stock then outstanding. Marc L. Cellier, a managing member of the general partner of Pyramid, was formerly a member of our Board of Directors but resigned from this position in October 2007. Mr. Cellier has disclaimed beneficial ownership of the shares we repurchased from Pyramid except to the extent of his pecuniary interest therein. We used a portion of the net proceeds from our initial public offering to fund this transaction.
     We have not used any of the remaining $44 million of net offering proceeds from the offering for operational purposes. We currently estimate that we will use the remaining net proceeds as described in the prospectus for the offering: for general corporate purposes, including working capital. We have not assigned specific portions of the remaining net proceeds for any particular uses, and we will retain broad discretion in the allocation of the remaining net proceeds. Although we evaluate potential acquisitions of complementary businesses, technologies or other assets in the ordinary course of business, we have no specific understandings, commitments or agreements with respect to any acquisition at this time.
     Pending such uses, we have invested all of the remaining net proceeds from the offering in short-term, investment-grade securities. We cannot predict whether the remaining net proceeds invested will yield a favorable return.

Item 5. Other Information:
     None.
Item 6. Exhibits:
     The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.
By:	/s/ David A. Rector
David A. Rector
Senior Vice President and Chief Financial Officer

Date: May 12, 2008

Exhibit Index

Exhibit number	Description
3.1(a)(1)	Amended and Restated Certificate of Incorporation

3.2(a)(1)	Bylaws

4.1(1)	Form of Common Stock Certificate

10.1(2)	Securities Purchase Agreement entered into as of April 2, 2008 between the Company and Pyramid Technology Ventures I, L.P.

10.2*	Settlement Agreement and Release with Thomas M. Perrault dated January 23, 2008

10.3*	Management Incentive Plan – Fiscal Year 2008 (Clarified)

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on April 8, 2008.

*	Identifies a management contract or compensatory plan or agreement required to be filed as an exhibit of this report.