Form 10-Q
period 2008-06-30
ZIPREALTY INC
filed 2008-08-11
CIK 1142512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     We had 20,174,875 shares of common stock outstanding at August 1, 2008.

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

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements:
ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$16,620	$7,818
Short-term investments	38,481	72,649
Accounts receivable, net of allowance of $42 and $29 at June 30, 2008 and December 31, 2007, respectively	2,396	1,170
Prepaid expenses and other current assets	2,717	3,267

Total current assets	60,214	84,904
Restricted cash	130	90
Property and equipment, net	4,874	5,366
Intangible assets, net	104	119
Other assets	355	340

Total assets	$65,677	$90,819

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,222	$2,095
Accrued expenses and other current liabilities	8,721	10,495

Total current liabilities	11,943	12,590
Other long-term liabilities	468	503

Total liabilities	12,411	13,093

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,681 and 23,651 shares issued and 20,175 and 23,641 shares outstanding at June 30, 2008 and December 31, 2007, respectively	24	24
Additional paid-in capital	146,632	144,499
Common stock warrants	4	209
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income	204	188
Accumulated deficit	(76,071)	(67,141)
Treasury stock at cost: 3,506 and 10 shares at June 30, 2008 and December 31, 2007, respectively	(17,527)	(50)

Total stockholders’ equity	53,266	77,726

Total liabilities and stockholders’ equity	$65,677	$90,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net transaction revenues	$29,870	$30,506	$49,991	$53,181
Referral and other revenues	554	775	1,057	1,482

Net revenues	30,424	31,281	51,048	54,663

Operating expenses
Cost of revenues	17,156	17,312	29,498	30,387
Product development	2,124	1,813	4,270	3,494
Sales and marketing	10,526	9,829	20,554	18,676
General and administrative	2,938	4,457	6,620	8,425
Litigation	—	—	625	—

Total operating expenses	32,744	33,411	61,567	60,982

Loss from operations	(2,320)	(2,130)	(10,519)	(6,319)

Other income (expense), net
Interest income	604	1,094	1,515	2,182
Other income, net	47	4	74	—

Total other income (expense), net	651	1,098	1,589	2,182

Loss before income taxes	(1,669)	(1,032)	(8,930)	(4,137)
Provision for income taxes	—	—	—	—

Net loss	$(1,669)	$(1,032)	$(8,930)	$(4,137)

Net loss per share:
Basic	$(0.08)	$(0.05)	$(0.41)	$(0.19)
Diluted	$(0.08)	$(0.05)	$(0.41)	$(0.19)
Weighted average common shares outstanding:
Basic	20,074	22,501	21,771	22,255
Diluted	20,074	22,501	21,771	22,255
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(8,930)	$(4,137)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,419	1,404
Stock-based compensation expense	1,886	1,995
Provision for doubtful accounts	13	(11)
Amortization of short-term investment premium (discount)	(134)	(209)
Amortization of intangible assets	15	15
Loss on disposal of property and equipment	5	7
Equity in net loss of non-consolidated companies	—	4
Changes in operating assets and liabilities
Accounts receivable	(1,239)	(1,308)
Prepaid expenses and other current assets	550	(66)
Other assets	(15)	43
Accounts payable	1,127	512
Accrued expenses and other current liabilities	(1,774)	833
Other long-term liabilities	(35)	(12)

Net cash used in operating activities	(7,112)	(930)

Cash flows from investing activities
Restricted cash	(40)	—
Purchases of short-term investments	(111)	(35,735)
Proceeds from sale and maturity of short-term investments	34,429	36,191
Purchases of property and equipment	(902)	(1,910)

Net cash provided by (used in) investing activities	33,376	(1,454)

Cash flows from financing activities
Proceeds from stock option exercises	15	71
Proceeds from common stock warrant exercises	—	450
Purchase of treasury stock	(17,477)	—

Net cash provided by (used in) financing activities	(17,462)	521

Net increase (decrease) in cash and cash equivalents	8,802	(1,863)

Cash and cash equivalents at beginning of period	7,818	8,575

Cash and cash equivalents at end of period	$16,620	$6,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND BASIS OF PRESENTATION
     The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2008 and 2007 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
     In June 2006, the Company formed two wholly owned subsidiaries, ZipRealty Title Holdings, LLC, and Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. In June 2006, ZipRealty Title Holdings, LLC entered into a joint venture with an independent third party title company. There were no significant operations for any of these entities for the three and six months ended June 30, 2008 and 2007.
     The Company accounts for interests in variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as amended. The Company consolidates all VIEs for which the Company is deemed to be the primary beneficiary.
Seasonality
     The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended June 30, 2007 and 2006 accounted for approximately 30.2% and 28.3% of annual net transaction revenues in 2007 and 2006, respectively. Net transaction revenue during the six months ended June 30, 2007 and 2006 accounted for approximately 52.6% and 48.4% of annual net transaction revenues in 2007 and 2006, respectively.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB released FASB Staff Position “Effective Date of FASB Statement 157” (FSP FAS 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS 157 as of January 1, 2008; the partial adoption of SFAS 157 did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3. Short-Term Investments and Fair Value Measurements.
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
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Company is required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis and is evaluating the impact of adopting FSP 142-3 on its financial position, cash flows and results of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. SFAS 162 will be effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial position, cash flows and results of operations.

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS
     At June 30, 2008, short-term investments were classified as available-for-sale securities, except for restricted cash, and are reported at fair value as follows:

		Gross	Gross
	Gross Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Money market securities	$10,808	$—	$—	$10,808
Asset backed	16,362	118	(122)	16,358
Mortgage backed	8,722	141	—	8,863
Corporate obligations	6,442	26	(2)	6,466
US Government and agency obligations	6,751	43	—	6,794

Total	$49,085	$328	$(124)	$49,289

June 30,
2008
(In thousands)
Recorded as:
Cash equivalents	$10,808
Short-term investments	38,481

$49,289

     At June 30, 2008, the fair value of the Company’s investment in a home equity asset-backed security that had been in an unrealized loss position for over twelve months was $1.9 million and the related unrealized loss was approximately $119,000. The Company evaluates its investments periodically for possible other-than-temporary impairment and considers various factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The evaluation of asset-backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates and servicer and originator quality. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. Based on its evaluation, the Company has determined that the unrealized loss is temporary and, accordingly, no impairment charge on investments has been recorded in the three and six months ended June 30, 2008 and 2007.
     The estimated fair value of short-term investments classified by date of contractual maturity at June 30, 2008 were as follows:

June 30,
2008
(In thousands)
Due within one year or less	$28,614
Due after one year through two years	2,629
Due after two years through four years	18,046

$49,289

  Fair Value Measurements
     The Company adopted SFAS 157 effective January 1, 2008, for all its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability, or inputs that are derived principally from or corroborated by observable market data by correlation or other means;

•	Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
     The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At June 30, 2008, there were no liabilities within the scope of SFAS 157.
     At June 30, 2008 our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy are as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market securities	$10,808	$—	$—	$10,808
Asset backed	—	16,358	—	16,358
Mortgage backed	—	8,863	—	8,863
Corporate obligations	—	6,466	—	6,466
US Government and agency obligations	—	6,794	—	6,794

Total	$10,808	$38,481	$—	$49,289

     The fair value of the Company’s investments in money market funds approximates their face value. Such instruments are included in cash and cash equivalents.
4. NET INCOME (LOSS) PER SHARE
     The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Net loss	$(1,669)	$(1,032)	$(8,930)	$(4,137)

Denominator:
Weighted average common shares outstanding:
Basic	20,074	22,501	21,771	22,255
Diluted	20,074	22,501	21,771	22,255
Net loss per share:
Basic	$(0.08)	$(0.05)	$(0.41)	$(0.19)
Diluted	$(0.08)	$(0.05)	$(0.41)	$(0.19)
     The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Stock options to purchase common stock	4,599	4,733	4,448	4,538
Warrants to purchase common stock	107	2,511	122	2,973
Nonvested common stock	189	—	193	—

Total	4,895	7,244	4,763	7,511

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
Stock-based compensation expense
     The impact on our results of operations of recording stock-based compensation for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Cost of revenues	$164	$122	$306	$261
Product development	28	31	96	62
Sales and marketing	273	171	535	284
General and administrative	412	848	949	1,388

Total stock-based compensation expense	877	1,172	1,886	1,995
Tax effect on stock-based compensation	—	(469)	—	(798)

Net effect on net income	$877	$703	$1,886	$1,197

Effect on earnings per share:
Basic	$0.04	$0.03	$0.09	$0.05

Diluted	$0.04	$0.03	$0.09	$0.05

     In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R) the Company accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of June 30, 2008, there was $8.1 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.7 years. As of June 30, 2008, there was $1.1 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 2.9 years.
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
     The assumptions used for the three and six months ended June 30, 2008 and 2007 and the resulting estimates of weighted average fair value per share of options granted during those periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	44%	48%	44%	48-51%
Risk-free interest rate	2.1-3.2%	4.8%	2.1-3.2%	4.5-4.8%
Expected life (years)	5.5-6.1	5.5-6.1	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$2.31	$4.01	$2.33	$4.01
Stock option and stock award activity
     A summary of the Company’s stock option activity for the period indicated is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (Years)	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at January 1, 2008	4,318	$7.66	8.19	$1,901
Options granted	52	5.49
Options exercised	(1)	1.76
Options forfeited or expired	(75)	9.00

Outstanding at March 31, 2008	4,294	7.61	7.54	1,708

Options granted	720	4.97
Options exercised	(8)	1.60
Options forfeited or expired	(40)	8.78

Outstanding at June 30, 2008	4,966	$7.23	7.66	$1,141

Vested and expected to vest at June 30, 2008	4,668	$7.28	7.57	$1,141

Options exercisable at June 30, 2008	2,366	$7.76	6.22	$1,141

     Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.
     Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.01 on June 30, 2008, and the exercise price for the options that were in-the-money at June 30, 2008. The total number of in-the-money options exercisable as of June 30, 2008 was 398,000. Total intrinsic value of options exercised was $32,000 and $297,000 for the six month periods ended June 30, 2008 and June 30, 2007, respectively.
     The Company settles employee stock option exercises with newly issued common shares.
     The Company’s 2004 stock plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding. The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. Stock-based compensation expense related to restricted stock for the three and six month periods ended June 30, 2008 was ($16,000) and $188,000, respectively. Expense for the three months ended June 30, 2008 reflects the reversal of expense accrued in the first quarter, in the amount of $109,000, related to unissued stock awards under a management incentive plan as goals under the plan were not achieved by the Company for the six months ended June 30, 2008. No stock-based compensation expense related to restricted stock was recorded for the three and six month periods ended June 30, 2007.
     A summary of the Company’s stock award activity for the period indicated is as follows:

		Weighted
		Average Grant Date
	Number of	Fair Value
	Shares	Per Share
	(In thousands)
Nonvested at January 1, 2008	197	$6.68
Shares granted	—
Shares vested	—
Shares forfeited	—

Nonvested at March 31, 2008	197	$6.68

Shares granted	—
Shares vested	28
Shares forfeited	—

Nonvested at June 30, 2008	169	$6.68

6. INCOME TAXES
     At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.
     We have recorded a full valuation allowance against our deferred tax assets at June 30, 2008, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will reduce or eliminate the valuation allowance and will record a significant benefit to our results of operations. In the event we were to determine that we would be able to realize all of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.
     Based on the full valuation allowance and the taxable loss for the six months ended June 30, 2008, the Company has not recorded a tax provision or benefit.
      The Company adopted the provision of FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”) on January 1, 2007 and we recognized no material adjustment in the liability for unrecognized income tax benefits. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of June 30, 2008. We are subject to taxation in the US and various state jurisdictions. The tax years 2002-2007 remain open to examination by the federal and most state tax authorities.

7. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(1,669)	$(1,032)	$(8,930)	$(4,137)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	(276)	(102)	16	19

Comprehensive loss	$(1,945)	$(1,134)	$(8,914)	$(4,118)

8. COMMITMENTS AND CONTINGENCIES
     The Company leases office space under non-cancelable operating leases with various expiration dates through September 2013.
     Future minimum lease payments under non-cancelable operating leases at June 30, 2008 are as follows, in thousands:

Operating
Year ending December 31,	Leases
2008	$1,297
2009	2,230
2010	1,988
2011	1,902
2012	817
Thereafter	103

Total minimum lease payments	$8,337

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
     On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment of minimum wages and overtime. The Company reached a settlement agreement which called for a payment of $600,000, plus applicable payroll taxes, and included a full release of all claims for unpaid wages through December 31, 2007 for the period covering the first two weeks of employment, during which time the California ZipAgents received on-boarding training. The settlement agreement has received preliminary court approval and is pending final court approval. Accordingly, the Company recorded a charge in the amount of $625,000 during the quarter ended March 31, 2008.
     On March 29, 2006, the Company filed a claim for malpractice against a law firm that provided counseling in connection with certain employment matters, including wage and expense issues, in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al. While the Company believes it has a good case, it is too early to determine the likelihood of a recovery, or to estimate the amount of recovery, if any.

     On March 12, 2008, a putative class action, entitled Simon et al. v. ZipRealty, Inc., was filed against the Company in the Los Angeles County Superior Court. The complaintant, representing a class of all California sales agents and a nationwide class of sales agents under the federal Fair Labor Standards Act, claimed that those sales agents were not exempt from minimum wage and overtime laws, and alleged claims for failure to pay minimum wage and overtime, failure to maintain and provide accurate payroll records, failure to provide meal and rest breaks, and failure to reimburse expenses, as well as a claim under California Business and Professions Code Section 17200, all related to the same conduct. The complaint sought an unspecified amount of damages, interest, penalties, injunctive relief, and attorneys’ fees and costs. The Plaintiff voluntarily dismissed the Complaint without prejudice, and thus this matter is no longer pending. The Company made no payment in relation to this case.
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
9. TREASURY STOCK
     On April 2, 2008, the Company’s Board of Directors authorized the repurchase of approximately 3.5 million shares of its common stock directly from an investor, Pyramid Technology Ventures I, L.P. The shares were purchased in a privately negotiated transaction for a purchase price of $5.00 per share for a total purchase price of approximately $17.4 million; the closing price of the Company’s common stock on the date of the repurchase was $5.14 per share. These shares represented approximately 15% of the Company’s common stock then outstanding and are recorded as part of treasury stock. Treasury stock is accounted for under the cost method.
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
     Our net revenues are comprised primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate (or, in New Jersey, net of charitable donation) or commission discount, if any, paid or offered to our clients. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain marketing arrangements, pursuant to which we receive compensation for the fair value of certain marketing services we provide. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore our options for entering into additional marketing arrangements or offering other services related to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services.
     We were founded in 1999, currently have operations in 35 markets, and as of June 30, 2008 employed 2,821 people, of whom 2,559 were ZipAgents. During 2007 we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September, and Westchester County in December. To date in 2008 we have commenced operations in Long Island in March and Hartford in July and may enter one to two additional markets depending, in part, on market conditions.
Trends in our business and financial and real estate markets
     Softness in the residential real estate market. Although our business has experienced increasing revenue growth on an annual basis since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction, recently revenue growth has slowed based on what we believe to be a transition period in the housing market and the effects of the recent changes in the mortgage lending business. In the three months ended June 30, 2008 we generated $30.4 million in net revenues, compared to $31.3 million in the three months ended June 30, 2007. In the six months ended June 30, 2008 we generated $51.0 million in net revenues, compared to $54.7 million in the six months ended June 30, 2007. This year-over-year three and six month decrease in net revenue is primarily attributable to our lower average net revenue per transaction. The number of our closed transactions increased to approximately 4,681 in three months ended June 30, 2008 from approximately 3,988 in the three months ended June 30, 2007, and our average net revenue per transaction decreased to approximately $6,381 in the three months ended June 30, 2008 from approximately $7,649 in the three months ended June 30, 2007, a decrease in average net revenue per transaction of approximately 16.6%. Our average net revenue per transaction decreased over these periods in both existing and new markets, as well as in California markets and in markets outside of California. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including overall decreases in housing prices, an increase in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, resulting from slowdowns in the residential real estate market and ongoing tightening in the availability of consumer mortgage financing as well as a continued shift of business into markets with lower average housing prices. The number of our closed transactions increased to approximately 7,802 in the six months ended June 30, 2008 from approximately 7,098 in the six months ended June 30, 2007, and our average net revenue per transaction decreased to approximately $6,407 in the six months ended June 30, 2008 from approximately $7,492 in the six months ended June 30, 2007.
     Our transaction volume is primarily driven by the number of ZipAgents we employ, their productivity, and market conditions. The number of ZipAgents we employ has increased to 2,559 at June 30, 2008 from 2,070 at June 30, 2007. The average productivity of our total agent force was 0.57 and 0.63 transactions per ZipAgent per month during the six months ended June 30, 2008 and 2007, respectively. We calculate the average monthly productivity of our ZipAgents for the quarter by dividing the average monthly number of transactions closed during the quarter by the average number of ZipAgents employed at the beginning of each month during the quarter. As we introduce new initiatives to improve agent productivity, we may experience temporary declines in the total number of agents although, overall, we expect to continue to increase the number of agents. As we add additional ZipAgents, we believe long term we will continue to increase our transaction volume and grow our business, although this may not be the case if the market continues to soften. If the current softness of the residential real estate market continues or worsens, we expect to see a reduction in the number of licensed REALTORS® nationwide and in our largest markets. For example, the National Association of REALTORS® has reported that its total membership of REALTORS® fell approximately 5.9% from August 31, 2007 to January 31, 2008. Further, according to the California Department of Real Estate, in December 2007, the total number of real estate licensees in California dropped by 0.1% month-over-month, the first decline in its agent rolls in over five years, and salesperson examinations in that state decreased by 85% from December 2006 to December 2007. We expect that overall declines in agent ranks will be comprised disproportionately of less skilled real estate agents, with the better agents continuing in the business. We also expect that the prolonged softening may deal a critical blow to some of our competitors. It is our hope that these events, if they occur, will increase the percentage of highly skilled real estate agents on the market, and reduce the competition for such agents, but we cannot know whether this result will occur, or whether the overall decline in the number of real estate agents will make it more difficult for us to employ qualified agents and grow our business.

     Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as an increase in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 29% in 2007 compared to 2006. NAR has reported that inventory levels reached approximately eleven months of supply during the first six months of 2008, which reflects a slower real estate market, due to a variety of factors. Many markets have shown declines in median selling prices over this period. In some markets, home prices have remained relatively stable, but we believe that buyer expectation that prices will decline has resulted in fewer transactions, as buyers postpone transactions until such declines materialize. For example, according to NAR, nationally sales of existing homes fell 15.5% year-over-year in June 2008 to a seasonally adjusted annual rate of 4.86 million. In our opinion, these data points support the notion that the housing market is in a period of transition, with more power shifting to buyers from sellers, and that the residential real estate market may continue to soften in the foreseeable future. During this period of transition we may continue to experience reduced growth rates and decreased agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions. Additionally, we currently intend to open significantly fewer new markets in 2008 compared to 2007. Nevertheless, we have recently seen evidence of declining home sales prices which, at some point, should lead to an increase in the volume of transactions and the stabilization of the residential real estate market.
     Although we have increased our market share in almost all of our existing markets, our net transaction revenues in existing markets (markets opened before January 1, 2007), decreased to $27.3 million in the three months ended June 30, 2008 from $30.4 million in the three months ended June 30, 2007. Our net transaction revenues have decreased due to a decline in net revenue per transaction. New market net transaction revenues increased by $2.5 million resulting in an overall decrease in net transaction revenues of approximately $0.6 million.
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
     Impact of softened residential real estate market on availability of mortgages. We also believe that the prolonged softening of the residential real estate market has been negatively impacted by the market for home loans, which is a critical market to our business. As home prices decline, and homeowners find themselves with less equity in their homes, lenders generally become less willing to refinance existing mortgages or to extend home equity loans. We believe several effects could result, including homeowners being less willing to spend, which would have a dampening effect on the overall economy, including the demand for real estate. Also, as home equity decreases, homeowners may be more likely to default on their home loans. As reported by the Wall Street Journal, the number of short sales (which are sales typically involving distressed properties where homeowners are in default on their home loan) increased during the calendar year 2007, and throughout the first six months of 2008. These defaults can fuel a spiral of further credit tightening and even less availability of credit. In addition, as more distressed properties are offered for sale, the resulting increase in inventory of homes for sale could put further downward pressure on home prices, as well as causing other challenges such as appraising homes in a market where inventory levels are high, and characterized by a significant portion of distressed homes. As the rates in many adjustable rate mortgages reset at higher rates, the number of distressed properties entering the residential real estate market should increase. We believe we have already seen signs of this phenomenon in early 2008, although we expect significant variation from market to market.
     In the first quarter of 2008, Federal legislation was enacted that, among other objectives, seeks to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” up to a maximum of $729,750 in certain markets. There can be no assurance that this legislation will accomplish its desired objectives, or that it will have a positive impact on the residential real estate market. So far, we have seen little impact from this legislation, which will expire in December 2008 at which time the limit will decrease to $625,500.

In addition, at the end of July 2008, the President signed the Housing and Economic Recovery Act of 2008, which introduces several initiatives aimed at helping to shore up the real estate market. Key aspects of this Act are provisions intended to strengthen Fannie Mae and Freddie Mac, two very important companies to the residential mortgage market. A stable and liquid residential mortgage market is critical to the housing market, and, hence, our business. Throughout the first part of 2008, we observed a continued tightening in the availability of credit, and continued imposition of higher and more rigorous credit standards to obtain a mortgage. The Act also provides an income tax credit of up to $7,500 for certain first-time homebuyers. It is too early to assess whether the Housing and Economic Recovery Act of 2008 will have a positive and meaningful impact on the availability of credit, on spurring first-time homebuyers to purchase a home, and on the overall residential housing market.
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
     In connection with entry into the Greater Philadelphia area in December 2006, we entered the New Jersey market, where the payment of cash rebates is currently not permitted by law. Consequently, in New Jersey, in lieu of offering a cash rebate to our buyers, we make a donation to a local charity through United Way equal to 20% of our commission in cash upon closing.
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
     Changes in competitive landscape. In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate of their commission. BuySide Realty, another discount brokerage, employs agents who are paid salaries and bonuses based on customer service, not commissions, while offering a 75% rebate of their commission. RealEstate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers, and has opened a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker websites. These companies have limited operating histories upon which to evaluate their operations and future prospects. However, we believe these companies, as well as ours, reflect that the real estate industry is experiencing, and will continue to experience, significant changes due, in part, to the introduction of new technologies, new businesses, and new business models. In order to be successful, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.
     Industry seasonality and cyclicality. The residential real estate brokerage market is influenced both by annual seasonality factors, as well as by overall economic cycles. While individual markets vary, transaction volume nationally tends to progressively increase from January through the summer months, then gradually slows over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing for traditional home purchases. For non-traditional sales, the time lag from contract execution to closing can be a few months.. While we believe that, until fairly recently, seasonality has been somewhat masked by our overall growth, we have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.
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
     While it is difficult to isolate the cause of recent transaction volume declines and downward pressure on prices in the residential real estate market, we believe such softening has been occurring since the Fall of 2005 as interest rates have generally increased (subject to some recent fluctuations and reductions), inventories have generally increased (but with significant variations in inventory market to market), and credit standards and financing have tightened, as previously discussed above. Other factors have likely contributed to the slowdown as well, such as high fuel prices, job insecurity, persistent press coverage about residential real estate potentially being poised for a correction, and the fact that prices had until that time been increasing at historically high rates. This rapid price appreciation, which was well ahead of household income growth, along with increasing interest rates has made housing less affordable, which has manifested itself in declining home ownership rates, which peaked in 2004. With inventory levels and interest rates increasing, credit tightening, and credit requirements rising, the housing market has experienced an overall contraction in transactions, and significant declines in median sales price.
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
Recently issued accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB released FASB Staff Position “Effective Date of FASB Statement 157” (FSP FAS 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS 157 as of January 1, 2008; the partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 3. Short-Term Investments and Fair Value Measurements.

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
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Company is required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis and is evaluating the impact of adopting FSP 142-3 on its financial position, cash flows and results of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. SFAS 162 will be effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial position, cash flows and results of operations.

RESULTS OF OPERATIONS
     The following table summarizes our operating results for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of operations data (unaudited)	2008	2007	2008	2007
	(In thousands, except per share data)
Net transaction revenues	$29,870	$30,506	$49,991	$53,181
Referral and other revenues	554	775	1,057	1,482

Net revenues	30,424	31,281	51,048	54,663

Operating expenses:
Cost of revenues	17,156	17,312	29,498	30,387
Product development	2,124	1,813	4,270	3,494
Sales and marketing	10,526	9,829	20,554	18,676
General and administrative	2,938	4,457	6,620	8,425
Litigation	—	—	625	—

Total operating expenses	32,744	33,411	61,567	60,982

Loss from operations	(2,320)	(2,130)	(10,519)	(6,319)

Other income (expense):
Interest income	604	1,094	1,515	2,182
Other income, net	47	4	74	—

Total other income (expense), net	651	1,098	1,589	2,182

Loss before income taxes	(1,669)	(1,032)	(8,930)	(4,137)
Provision for income taxes	—	—	—	—

Net loss	$(1,669)	$(1,032)	$(8,930)	$(4,137)

Net loss per share:
Basic	$(0.08)	$(0.05)	$(0.41)	$(0.19)
Diluted	$(0.08)	$(0.05)	$(0.41)	$(0.19)
Weighted average common shares outstanding:
Basic	20,074	22,501	21,771	22,255
Diluted	20,074	22,501	21,771	22,255
     The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of operations data (unaudited)	2008	2007	2008	2007
Net transaction revenues	98.2%	97.5%	97.9%	97.3%
Referral and other revenues	1.8	2.5	2.1	2.7

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	56.4	55.3	57.8	55.6
Product development	7.0	5.8	8.4	6.4
Sales and marketing	34.6	31.4	40.3	34.2
General and administrative	9.7	14.2	13.0	15.4
Litigation	—	—	1.2	—

Total operating expenses	107.7	106.7	120.7	111.6

Loss from operations	(7.7)	(6.7)	(20.7)	(11.6)

Other income (expense):
Interest income	2.0	3.5	3.0	4.0
Other income, net	0.2	—	0.1	—

Total other income (expense), net	2.2	3.5	3.1	4.0

Loss before income taxes	(5.5)	(3.2)	(17.6)	(7.6)
Provision for income taxes	—	—	—	—

Net loss	(5.5)%	(3.2)%	(17.6)%	(7.6)%

Comparison of the three months ended June 30, 2008 and 2007
Other operating data

	Three Months Ended June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
Number of markets (1)
Comparable existing markets	23	23	—
New markets	11	4	7

Total	34	27	7

Number of transactions closed during the period (2)
Comparable existing markets	4,109	3,966	143	3.6%
New markets	572	22	550	2,500.0%

Total	4,681	3,988	693	17.4%

Average net revenue per transaction (3)
Comparable existing markets	$6,634	$7,665	$(1,031)	(13.5)%
New markets	4,562	4,733	(171)	(3.6)%
All markets	$6,381	$7,649	$(1,268)	(16.6)%

Number of ZipAgents at end of the period
Comparable existing markets	2,118	1,978	140	7.1%
New markets	441	92	349	379.3%

All markets	2,559	2,070	489	23.6%

(1)	New markets are transferred to existing markets on January 1st following the completion of their first full calendar year of operation. The Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first full calendar year at of the end of 2007. Accordingly, these markets were moved to existing markets as of January 1, 2008 and are included in comparable existing markets for all periods presented.

Comparable existing markets:
Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL	March 2007
Tucson, AZ	March 2007
Denver, CO	April 2007
Jacksonville, FL	May 2007
Salt Lake City, UT	July 2007
Richmond, VA	July 2007
Virginia Beach, VA	August 2007
Charlotte, NC	August 2007
Raleigh-Durham, NC	September 2007
Westchester County, NY	December 2007
Long Island, NY	March 2008

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.
Net transaction revenues
     Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Net transaction revenues
Comparable existing markets	$27,261	$30,402	$(3,141)	(10.3)%
New markets	2,609	104	2,505	2,405.7%

Total	$29,870	$30,506	$(636)	(2.1)%

     The decrease in our net transaction revenues of approximately $0.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to an increase in net transaction revenues of $2.5 million in our new markets offset by a decrease in net transaction revenues of $3.1 million from our existing markets.
     The decrease in net transaction revenues in our existing markets of $3.1 million or 10.3% was driven primarily by an increase in the number of transactions closed during the period of 143 or 3.6% offset by a decrease in average net revenue per transaction of $1,031 or 13.5%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including overall decreases in housing prices, an increase in the number of foreclosure, bank REO and short sale transactions resulting from slowdowns in the residential real estate market, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing as well as a continued shift of business into markets with lower average housing prices.
     The increase in net transaction revenues in our new markets of $2.5 million was driven by an increase of 550 transactions closed during the period primarily from the ten new markets opened during 2007. Only four of these new markets were open during the same period a year ago and they had no significant activity for the period.
     We expect that our net revenues for 2008 will increase primarily as a result of additional transactions in our new markets as they add new ZipAgents and continue to achieve operating scale. We expect that net revenues in our existing markets will decline year over year because of continued pricing pressures.
Referral and other revenues
     Referral and other revenues consist primarily of certain marketing agreements and transaction referrals.

	Three Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Referral and other revenues
Comparable existing markets	$121	$67	$54	79.9%
New markets	11	—	11	100.0%
Corporate	422	708	(286)	(40.4)%

Total	$554	$775	$(221)	(28.6)%

     The decrease in corporate referral and other revenues was primarily attributable to reduced fees from a marketing relationship relating to mortgage services resulting from the continued slowdown in the residential real estate market and ongoing tightening in the availability of consumer mortgage financing.

Cost of revenues
     Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Three Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Cost of revenues
Comparable existing markets	$15,807	$17,246	$(1,439)	(8.3)%
New markets	1,349	66	1,283	1,927.2%

Total	$17,156	$17,312	$(156)	(0.9)%

     The decrease in cost of revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily related to the overall decrease in net transaction revenue on which we pay agent commissions.
     Cost of revenues decreased in our existing markets by approximately $1.4 million or 8.3% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The cost of revenues as a percentage of existing markets net transaction revenues increased by about 1.3 percentage points primarily due to increased agent expense reimbursements as well as the mix of agent commissions paid which were additionally impacted by certain adjustments made to our agent compensation plan to better motivate and retain our agents under the current market conditions.
     Cost of revenues increased in our new markets by approximately $1.3 million due to the increase in net transaction revenue during the period. The cost of revenues as a percentage of new market net transaction revenues was 51.7% for the quarter ended June 30, 2008. The cost of revenues percentage in new markets is expected to increase during the first year of operations as increasing numbers of ZipAgents achieve higher commission splits and expense reimbursements as the new markets mature.
     We expect that our cost of revenues for 2008 will increase in absolute dollars on expected increases in net transaction revenues and will remain relatively consistent as a percentage of net transaction revenues.
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

	Three Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Product development	$2,124	$1,813	$311	17.2%
     The increase in product development expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due to growth in our business and consisted primarily of increases in technology infrastructure costs. As a percentage of net revenues, product development expenses increased by 1.2 percentage points in the period due primarily to supporting higher website volume and a backup data site.
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

	Three Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Sales and marketing
Comparable existing markets	$6,826	$7,300	$(474)	(6.5)%
New markets	1,925	670	1,255	187.6%
Regional/corporate sales support and marketing	1,775	1,859	(84)	(4.5)%

Total	$10,526	$9,829	$697	7.1%

     The increase in sales and marketing expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily related to the overall growth in our business, principally the expansion into new markets.
     Sales and marketing expenses decreased in our existing markets by approximately $0.5 million principally attributable to decreases in salaries and benefits of $0.2 million, travel expenses of $0.1 million and recruiting and training costs of $0.1 million. As a percentage of existing market net transactions revenues, existing market sales and marketing expenses were 25.0% in the current period compared to 24.0% in the prior year.
     Sales and marketing expenses increased in our new markets by approximately $1.3 million principally attributable to opening seven new market offices since March 31, 2007. The increased expenses consisted primarily of salaries and benefits of $0.5 million, customer acquisition and marketing costs of $0.5 million and facilities and operating related expenses of $0.2 million. As a percentage of new market net transactions revenues, new market sales and marketing expenses were 73.8% in the current year compared to 643.1% in the prior year.
     Regional/corporate sales support and marketing expenses decreased by approximately $0.1 million and consisted primarily of decreases in salary and benefits of $0.1 million and consulting and professional fees of $0.1 million offset by an increase of $0.1 million of stock-based compensation. The decrease in salaries and benefits of $0.1 million relates to the reversal of amounts accrued, under a management incentive plan, during the three months ended March 31, 2008, as the performance metrics of the plan were not satisfied for the six months ended June 30, 2008. As a percentage of total net revenues, regional sales support and marketing expenses were 5.8% in the current period compared to 5.9% in the prior year.
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

	Three Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
General and administrative	$2,938	$4,457	$(1,519)	(34.1)%
     The decrease in general and administrative expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was principally due to decreases in salaries and benefits of $0.9 million, facilities and operating expenses of $0.1 million, recruiting and training of $0.1 million and stock based compensation expense of $0.4 million. Salaries and benefits and stock based compensation expense for the three months ended June 30, 2008 reflect the reversal of amounts accrued, under a management incentive plan, during the three months ended March 31, 2008 of $0.1 million and $0.1 million, respectively, as the performance metrics of the plan were not satisfied for the six months ended June 30, 2008. General and administrative expenses for the three months ended June 30, 2007 included certain one-time expenses associated with the termination of the Company’s CEO which totaled approximately $0.7 million. As a percentage of net revenues, general and administrative expenses were 9.7% in the period compared to 14.3% in the three months ended June 30, 2007.

     We expect our general and administrative expenses for 2008 to increase slightly in absolute dollars and remain relatively consistent as a percentage of net revenues.
Interest income
     Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Interest income	$604	$1,094	$(490)	(44.8)%

Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due primarily to lower interest rates earned on lower average balances.

Other income (expense), net

Other income (expense), net consists of non-operating items, which have not been significant to date.

	Three Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Other income (expense), net	$47	$4	$43	980.4%

Comparison of the six months ended June 30, 2008 and 2007

Other operating data

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
Number of markets (1)
Comparable existing markets	23	23	—
New markets	11	4	7

Total	34	27	7

Number of transactions closed during the period (2)
Comparable existing markets	6,894	7,075	(181)	(2.6)%
New markets	908	23	885	3,847.8%

Total	7,802	7,098	704	9.9%

Average net revenue per transaction (3)
Comparable existing markets	$6,646	$7,501	$(855)	(11.4)%
New markets	4,599	4,788	(190)	(4.0)%
All markets	$6,407	$7,492	$(1,085)	(14.5)%

Number of ZipAgents at end of the period
Comparable existing markets	2,118	1,978	140	7.1%
New markets	441	92	349	379.3%

All markets	2,559	2,070	489	23.6%

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

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Net transaction revenues
Comparable existing markets	$45,816	$53,071	$(7,255)	(13.7)%
New markets	4,175	110	4,065	3,691.2%

Total	$49,991	$53,181	$(3,190)	(6.0)%

     The decrease in our net transaction revenues of approximately $3.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to an increase in net transaction revenues of $4.1 million in our new markets offset by a decrease in net transaction revenues of $7.3 million from our existing markets.
     The decrease in net transaction revenues in our existing markets of $7.3 million or 13.7% was driven primarily by a decrease in the number of transactions closed during the period of 181 closed transactions or 2.6% combined with a decrease in average net revenue per transaction of $855 or 11.4%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including overall decreases in housing prices, an increase in the number of foreclosure, bank REO and short sale transactions resulting from slowdowns in the residential real estate market, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing as well as a continued shift of business into markets with lower average housing prices.

     The increase in net transaction revenues in our new markets of $4.1 million was driven by an increase of 885 transactions closed during the period primarily from the ten new markets opened during 2007; only four of these new markets were open during the same period a year ago and they had no significant activity for the period.
Referral and other revenues
     Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Referral and other revenues
Comparable existing markets	$200	$134	$66	49.0%
New markets	15	—	15	100.0%
Corporate	842	1,348	(506)	(37.5)%

Total	$1,057	$1,482	$(425)	(28.7)%

     The decrease in corporate referral and other revenues was primarily attributable to reduced fees from a marketing relationship relating to mortgage services resulting from the continued slowdown in the residential real estate market and ongoing tightening in the availability of consumer mortgage financing.
Cost of revenues
     Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Cost of revenues
Comparable existing markets	$27,360	$30,317	$(2,957)	(9.8)%
New markets	2,138	70	2,068	2,954.0%

Total	$29,498	$30,387	$(889)	(2.9)%

     The decrease in cost of revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily related to the overall decrease in net transaction revenue on which we pay agent commissions.
     Cost of revenues decreased in our existing markets by approximately $3.0 million or 9.8% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The cost of revenues as a percentage of existing markets net transaction revenues increased by about 2.6 percentage points primarily due to increased agent expense reimbursements as well as the mix of agent commissions paid which were additionally impacted by certain adjustments made to our agent compensation plan to better motivate and retain our agents under the current market conditions.
     Cost of revenues increased in our new markets by approximately $2.1 million due to the increase in net transaction revenue during the period. The cost of revenues as a percentage of new market net transaction revenues was 51.2% for the six months ended June 30, 2008. The cost of revenues percentage in new markets is expected to increase during the first year of operations as increasing numbers of ZipAgents achieve higher commission splits and expense reimbursements as the new markets mature.
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

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Product development	$4,270	$3,494	$776	22.2%
     The increase in product development expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.1 million, technology infrastructure costs of $0.6 million and depreciation of $0.1 million. As a percentage of net revenues, product development expenses increased by 2.0 percentage points in the period due primarily to supporting higher website volume, enhancing our website and proprietary agent platform, and overall system infrastructure including a backup data site.
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

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Sales and marketing
Comparable existing markets	$13,218	$14,362	$(1,144)	(8.0)%
New markets	3,644	814	2,830	348.0%
Regional/corporate sales support and marketing	3,692	3,500	192	5.5%

Total	$20,554	$18,676	$1,878	10.1%

     The increase in sales and marketing expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily related to the overall growth in our business, principally the expansion into new markets.
     Sales and marketing expenses decreased in our existing markets by approximately $1.1 million principally attributable to decreases in salaries and benefits of $0.6 million, travel expenses of $0.1 million, customer acquisition and marketing costs of $0.1 million, depreciation costs of $0.1 million and recruiting and training costs of $0.2 million. As a percentage of existing market net transactions revenues, existing market sales and marketing expenses were 28.9% in the current period compared to 21.7% in the prior year.
     Sales and marketing expenses increased in our new markets by approximately $2.8 million principally attributable to opening seven new market offices since June 30, 2007. The increased expenses consisted primarily of salaries and benefits of $1.2 million, customer acquisition and marketing costs of $0.9 million, depreciation costs of $0.1 million and facilities and operating related expenses of $0.5 million. As a percentage of new market net transactions revenues, new market sales and marketing expenses were 87.3% in the current year compared to 738.7% in the prior year.
     Regional/corporate sales support and marketing expenses increased by approximately $0.2 million principally attributable to the costs of supporting our new market expansion. The increased expenses consisted primarily of $0.1 million of travel and $0.2 million of stock-based compensation offset by a decrease of $0.1 million of consulting and professional fees. As a percentage of total net revenues, regional sales support and marketing expenses were 7.2% in the current period compared to 6.4% in the prior year.
General and administrative
     General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
General and administrative	$6,620	$8,425	$(1,805)	(21.4)%
     The decrease in general and administrative expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was principally due to decreased in salary and benefits of $0.9 million, facilities and operating expenses of $0.1 million, recruiting and training of $0.2 million, consulting and professional fees of $0.1 million and stock based compensation of $0.4 million. General and administrative expenses for the six months ended June 30, 2007 included certain on-time expenses associated with the termination of the Company’s CEO which totaled approximately $0.7 million. As a percentage of net revenues, general and administrative expenses were 13.0% in the current period compared to 15.4% in the prior year.
Litigation

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Litigation	$625	$—	$625	100.0%
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
Interest income
     Interest income relates to interest we earn on our money market deposits and short-term investments.

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Interest income	$1,515	$2,182	$(667)	(30.6)%
Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due to lower interest rates earned on lower average balances.
Other income (expense), net
     Other income (expense), net consists of non-operating items, which have not been significant to date.

	Six Months Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change
		(In thousands)
Other income (expense), net	$74	$—	$74	100.0%
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2008, we had cash, cash equivalents and short-term investments of $55.1 million and had no bank debt, line of credit or equipment facilities.

Operating activities
     Our operating activities used cash in the amount of $7.1 million and $0.9 million in the six months ended June 30, 2008 and 2007, respectively. Cash used in the six months ended June 30, 2008 resulted from a net loss of $8.9 million, which was offset primarily by the net effect of $1.4 million of depreciation and amortization, $1.9 million of non-cash stock-based compensation expense and from changes in other non cash operating assets and liabilities, including payment of a $3.55 million litigation settlement. Cash used in the six months ended June 30, 2007 resulted primarily from a net loss of $4.1 million which was offset by $1.4 million of depreciation and amortization, and $2.0 million of non-cash stock-based compensation expense.
     Our primary source of operating cash flow is the collection of our commission income from escrow companies or similar intermediaries in the real estate transaction closing process. Due to the structure of our commission arrangements, our accounts receivable are converted to cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues. Our operating cash flows will be impacted in the future by the timing of payments to our vendors for accounts payable, which are generally paid within the invoice terms and conditions. Our cash outflows are also impacted by the timing of the payment of our accrued liabilities relating to commissions, agent expenses and related compensation costs and client acquisition costs.
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
Investing activities
     Our investing activities generated cash in the amount of $33.4 million in the six months ended June 30, 2008 and used cash in the amount of $1.5 million in the six months ended June 30, 2007. Cash generated for the six months ended June 30, 2008 represent net proceeds from the sales and purchases of short-term investments of $34.3 million offset by the purchases of property and equipment, furniture, and leasehold improvements totaling $0.9 million in connection with the purchase of additional server capacity, capitalization of internal use software and the build out of new district office space. Cash used for the six months ended June 30, 2007 was primarily related to net sales of short-term investments of $0.5 million partially offset by purchases of property and equipment, furniture, and leasehold improvements of $1.9 million in connection with the purchase of additional server capacity, capitalization of internal use software and the build out of new district office space.
     We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.
     Currently, we expect our remaining 2008 capital expenditures to be approximately $2.0 million. Capital expenditures for the remainder of 2008 are expected to include the purchase of computer hardware and software to increase our service capacity, normal replacements of computer related office equipment and the capital cost related to opening offices in new markets. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.
Financing activities
     Our financing activities used cash in the amount of $17.5 million in the six months ended June 30, 2008 and generated cash in the amount of $0.5 million in the six months ended June 30, 2007. Cash used in the six months ended June 30, 2008 resulted primarily from the repurchase during April, 2008, of approximately 3.5 million shares of our common stock directly from an investor. The shares were originally issued in private placement transactions or pursuant to warrants acquired prior to our initial public offering. Our Board of Directors authorized the repurchase of the shares in a privately negotiated transaction for a purchase price of $5.00 per share for a total purchase price of approximately $17.4 million. The closing price of our common stock on the date of the repurchase was $5.14 per share. Cash generated in the amount of $0.5 million in the six months ended June 30, 2007 resulted from exercises of common stock warrants and stock options.
     As of June 30, 2008, we had a warrant outstanding for the purchase of 3,284 shares of our common stock at an exercise price of $18.27 per share. This warrant is currently exercisable at the option of the holder and expires on August 28, 2010.

Future needs
     We believe that cash flows from operations and our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. In addition, if the current softness in the residential real estate market continues or worsens, as further discussed under Part II, Item 1A, “Risk Factors,” resulting in fewer transactions, reduced commissions or higher costs, we may have greater need to fund our business by using our cash reserves, which could not continue indefinitely without raising additional capital.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     We lease office space under non-cancelable operating leases with various expiration dates through September 2013. The following table provides summary information concerning our future contractual obligations and commitments at June 30, 2008.

	Payments due by period
	Less than			More than
	1 year	1 to 3 years	3 to 5 years	5 years	Total
	(In thousands)
Minimum lease payments	$2,492	$3,991	$1,843	$11	$8,337
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
     As of June 30, 2008 and 2007, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2008 and 2007, the increase or decline in fair market value of the portfolio would be approximately $0.1 million and $0.3 million, respectively.

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
     (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment of minimum wages and overtime. The Company reached a settlement agreement which called for a payment of $600,000, plus applicable payroll taxes, and included a full release of all claims for unpaid wages through December 31, 2007 for the period covering the first two weeks of employment, during which time the California ZipAgents received on-boarding training. The settlement agreement has received preliminary court approval and is pending final court approval.
     On March 29, 2006, the Company filed a claim in for malpractice against a law firm that provided counseling in connection with certain employment matters, including wage and expense issues, in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al., Case No. CGC 06450765. While the Company believes it has a good case, it is too early to determine the likelihood of a recovery, or to estimate the amount of recovery, if any.
     On March 12, 2008, a putative class action, entitled Simon et al. v. ZipRealty, Inc., was filed against the Company in the Los Angeles County Superior Court. The complaintant, representing a class of all California sales agents and a nationwide class of sales agents under the federal Fair Labor Standards Act, claimed that those sales agents were not exempt from minimum wage and overtime laws, and alleged claims for failure to pay minimum wage and overtime, failure to maintain and provide accurate payroll records, failure to provide meal and rest breaks, and failure to reimburse expenses, as well as a claim under California Business and Professions Code Section 17200, all related to the same conduct. The complaint sought an unspecified amount of damages, interest, penalties, injunctive relief, and attorneys’ fees and costs. The Plaintiff voluntarily dismissed the Complaint without prejudice, and thus this matter is no longer pending. The Company made no payment in relation to this case.
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
     We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at June 30, 2008 had an accumulated deficit of $76.1 million. While we were profitable in the second half of 2003, and for a total of seven quarters during 2004, 2005 and 2006, we experienced net losses in the four quarters of 2007 and the first two quarters of 2008. Our outlook is cautious given market and geopolitical uncertainties, and we expect to experience a loss for calendar year 2008 as we continue to invest in our business during this period of market softness.
     We may incur additional expenses with the expectation that our revenues will grow in the future, which may not occur. As a result, we could experience budgeting and cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which could harm our ability to achieve or maintain profitability, increase the volatility of the market price of our common stock or harm our ability to raise additional capital. Additionally, as a public company we incur significant costs to comply with applicable requirements of the Securities and Exchange Commission, NASDAQ and the Sarbanes-Oxley Act of 2002, and we may incur additional costs in connection with that effort that are significantly higher than anticipated, which could negatively impact our profitability.
     We expect that our expenses will continue to increase, including marketing and customer acquisition expenses and expenses incurred as a result of increasing the number of agents we employ. As we seek to grow our business in existing markets and expand to new markets, we cannot guarantee our business strategies will be successful or that our revenues will ever increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.
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
     Additionally, we operate a virtual office website, or VOW, which is a password protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. In late 2002, the National Association of REALTORS®, or NAR, the dominant trade organization in the residential real estate industry, adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on VOWs. Under the NAR policy, individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, were required to implement their own individual VOW policies consistent with the NAR policy, but NAR extended the deadline for the implementation of its rules at least three times during an investigation by the Antitrust Division of the U.S. Department of Justice, or DOJ, into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. In September 2005, NAR replaced its VOW policy with an Internet Listings Display, or ILD, policy containing some of the same or similar features of its former VOW policy, and the DOJ responded by immediately filing a lawsuit in federal court against NAR challenging the ILD policy. On May 27, 2008 the DOJ announced that it had reached a proposed settlement agreement with NAR. The proposed settlement required implementation of a revised VOW policy that prohibits NAR or any NAR affiliated MLS from developing policies that unfairly target brokers like ZipRealty that operate VOWs and requires that such brokers be subject to the same treatment as “traditional” brokerages, or those brokerages that do not operate VOWs. Specifically, the revised policy requires, among other things, that brokers be permitted to distribute the same listing information on a VOW as “traditional” brokers distribute by hand, fax or email, brokers may not opt-out from showing listings on VOWs and that MLSs are prohibited from restricting the listing information provided to VOWs. The Court is expected to approve the proposed settlement shortly.
     While we believe that this proposed settlement and VOW policy will substantially reduce most efforts by the local boards and MLSs to restrict brokers like Zip from serving customers through a VOW, there is risk that local boards and MLSs may try to adopt or enforce unreasonable conditions on VOWs such as the VOW ZipRealty operates.
     Prior to the announcement of this settlement, we saw an increase in complaints from local MLSs regarding our use of phrases such as “search MLS listed homes,” “search the MLS” or other phrases including the term “MLS,” and we have received corresponding demands from several MLSs that we refrain from using such phrases on our website and in our marketing materials. We believe that, as a VOW and a member of these MLSs, we have the right to use phrases such as “search MLS listed homes” on our website. We expect that the settlement in the DOJ action described above will lead to a reduction of such complaints. However, any restriction on our ability to use such phrases could impair our ability to communicate to our clients that our website displays MLS listings, which could impair our ability to attract customers directly to our website.
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
     The success of our business depends in part on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings as well as other changes in local, regional or national economic conditions. The purchase of residential real estate is a significant transaction for most consumers, and one which can not only be delayed or terminated based on the availability of discretionary income, but also can be delayed or terminated based on macroeconomic factors. Economic slowdown or recession, changes in the availability of mortgages or extension of credit, rising interest rates, adverse tax policies or changes in other regulations, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disaster, oil price spikes or the public perception that any of these events may occur, could adversely affect the demand for residential real estate and harm our business. Also, if the availability of mortgages or other financing options decline, or if interest rates increase significantly, homeowners’ ability to purchase a new home, or move-up to a higher priced home may be reduced as higher monthly payments would make housing less affordable. In addition, these conditions could lead to a decline in transaction volume and sales prices, either of which would harm our operating results.

     Since early September of 2005 we have experienced significant increases in the available inventories of homes for sale in many of our markets, as well as increases in the amount of time listings are taking to sell. For example, average monthly inventories in our existing markets increased approximately 29%, in 2007 compared to 2006 and months of inventory increased approximately 88%, in December 2007 compared to December 2006. Pricing increases experienced prior to 2006 have ceased, and many markets have shown declines in median selling prices since the start of 2006. In some markets, home prices have remained relatively stable, but we believe that buyer expectation that prices will decline has resulted in fewer transactions, as buyers postpone transactions until such declines materialize. According to NAR, nationally sales of existing homes fell 15.5% year-over-year in June 2008 to a seasonally adjusted rate of 4.86 million. In our opinion, these data points suggest the housing market is in a period of transition, with more power shifting to buyers from sellers, which may impair our ability to grow the Company and our agent productivity. Any continuation in, or worsening of, these conditions could harm our results of operations.
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
     Consumer access to mortgage financing has been affordable and widely available by historic standards in recent years. The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability, and the performance of mortgage backed securities in the secondary market. Since the Fall of 2005, the residential real estate market has been softening as interest rates generally have increased (subject to some recent fluctuation). In addition, lender underwriting criteria began to change in 2006 as a result of unexpectedly high mortgage defaults. Underwriting criteria tightened further in 2007 as a result of lender and investor losses on mortgages and mortgage-backed securities as loan defaults and property foreclosures continued to rise. More lenders currently require homebuyers to have higher credit scores and to provide greater down payments than in recent years. Currently, we perceive there is a disruption in the availability of funds for mortgages as investors, who buy loans and securities backed by mortgages, are tightening credit standards and/or exiting the market for loans that aren’t guaranteed by Fannie Mae or Freddie Mac. Further, Fannie Mae and Freddie Mac, who together guarantee or own approximately half of the total home mortgages in the United States, recently experienced significant losses and a precipitous drop in their stock price as investors fear the companies could cut back significantly on their future activities, or even fail. Fannie Mae and Freddie Mac have played critical roles in the United States housing market by supplying significant liquidity. If Fannie Mae and/or Freddie Mac were to fail, or if they were to significantly curtail their mortgage lending and buying activities, our business likely would be significantly, and negatively, impacted. We also believe an entire group of loan products, including subprime and some Alt A loans, have become less available while pressures have built on prime, non-conforming loans (principally loans of more than $417,000, the limit observed by Fannie Mae and Freddie Mac although this limit has increased as a result of recently enacted federal legislation to 125% of the local area median sales price, but no more than $729,750, which limit will be reset to 115% of the local area median sales price but no more than $625,500 on January 1, 2009), making them significantly more costly than in previous years relative to conforming loans. Although we have recently seen some improvement in the availability of non-conforming loans, and Congress recently enacted legislation to this end, there can be no assurance that such improvement will continue. We have also perceived an increase in lenders’ requests that homebuyers obtain mortgage insurance, particularly as second mortgages and home equity loans become harder to obtain. Further, in regions such as South Florida and Las Vegas that have experienced particularly sharp declines in home prices, we have learned that some lenders have ruled out the extension of any home loans to some or all property types in those markets, a practice sometimes referred to as blacklisting.
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
     There has been a significant increase in the number of homes which are now in foreclosure and have involved short sales. A short sale includes a sale where the sale price is less than the loans or debt secured by the home listed for sale. Increased foreclosures and short sales depress home prices, and delay the sales process as short sales can be complicated to complete. Another consequence of increased volumes of distressed properties is the impact on real estate appraisals. As the market experiences an increase in foreclosures and short sales, the value of homes in the surrounding area is dampened, if not significantly and negatively impacted. This also can prolong, or even prevent, the closing of home purchases as real estate appraisers find it challenging to determine market value, or establish a value which is less than a proposed contract purchase price.
Federal legislation designed to bolster the market for nonconforming mortgage loans may result in short or long-term fluctuations in the number of residential real estate transactions, which could negatively impact our operating results.
     Federal legislation enacted earlier this year, among other objectives, seeks to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” up to a maximum of $729,750 in certain markets. There can be no assurance that this legislation will accomplish its desired objectives, or that it will have a positive impact on the residential real estate market. The legislation with respect to conforming loans is expires in December 2008, at which time the conforming loan limit will be $625,500. As this legislation is implemented, a variety of factors could cause unintended and possibly negative fluctuations in the number of completed residential real estate transactions. For example, homebuyers may decide to postpone home purchases from early 2008 into later in the year to await the implementation of the legislation, or homebuyers may decide to accelerate home purchases from early 2009 into late 2008 to take advantage of the legislation before its current expiration date. Any of these events could significantly and negatively impact our operating results.
Recently adopted federal legislation designed to bolster the housing market may fail to achieve its intended objectives.
     In July 2008, the President of the United States signed the Housing and Economic Recovery Act of 2008, which contains several provisions aimed at bolstering the real estate market. These provisions include a limited first-time home buyer’s income tax credit, a permanent increase in the conforming loan limit up to the greater of $417,000, or 115% of the local area median home price, capped at $625,500; a permanent increase in the FHA loan limit to the greater of $271,050, or 115% of the local area median home price, capped at $625,500; an FHA foreclosure rescue plan, designed to assist homebuyers with problematic loans; temporary increases in the VA loan limit; and authorization for the Treasury Department to make loans to and buy stock from Fannie Mae and Freddie Mac. This Act also contains new regulatory provisions, and prohibits (beginning October 1, 2008) certain seller-funded down payment assistance programs. While this Act is designed to bolster the housing market, there can be no assurance that the Act will accomplish its stated goals.
We may be unable to integrate our technology with each MLS on a cost-effective basis, which may harm our operating results and adversely affect our ability to service clients.
     Each MLS is operated independently and is run on its own technology platform. Each has adopted its own rules and regulations. As a result, we must constantly modify our technology to successfully interact with each independent MLS in order to maintain access to that MLS’s home listings information. In addition, when a new MLS is created, we must customize our technology to work with that new system. These activities require constant attention and significant resources. While we anticipate that implementation of the VOW policy adopted pursuant to the settlement in the NAR vs. DOJ matter described above will contribute to increase uniformity in rules between the MLSs, there is still a risk that we may be unable to successfully interoperate with the MLSs without significantly increasing our engineering costs, which would increase our operating expenses without a related increase in net revenues and cause our operating results to suffer. We may also be unable to interoperate or work with the MLSs effectively, or at all, which would likely adversely affect the demand for our services.
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
     As our operations have expanded, we have experienced rapid growth in our headcount from 2,334 total employees, including 2,070 ZipAgents, at June 30, 2007 to 2,821 total employees, including 2,559 ZipAgents, at June 30, 2008. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results.
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
     We are currently exploring and beginning to implement several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. For example, we have entered into marketing arrangements with one or more lenders such as E-LOAN, Inc. pursuant to which we help market their mortgage services through the mortgage center on our website in exchange for a flat monthly fee established on a periodic basis. Also, we have formed a subsidiary to offer insurance services in certain markets.
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
     As mentioned above, we are currently exploring and beginning to implement several options for offering and/or marketing core services, and we expect that some of these services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through marketing arrangements with independent third parties, such as title, mortgage and insurance companies. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our brand name and client relationships could suffer. For example, we receive revenues from our marketing relationship with E-LOAN, Inc., which provides mortgage services through the ZipRealty Mortgage Center on our website and pays us a flat monthly fee that is established on a periodic basis (representing less than 3% of our revenues during fiscal year 2007). E-LOAN was acquired by Popular, Inc. in late 2005 and has been written down in its portfolio. If our marketing relationship with E-LOAN became impaired or if E-LOAN were to suspend operations, not only would we lose the marketing revenues from that relationship (which have relatively little associated expenses), but also our clients could have a more difficult time obtaining the financing needed to purchase a home through us, which could negatively impact our transaction revenues. In addition, upon the termination of an arrangement with an independent third party to provide core services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. Any of these events could negatively impact our business and financial condition.
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
     We currently operate in 35 markets, including 19 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, in 2005 we commenced operations in Las Vegas in April, Houston in June and Miami in October. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater Philadelphia area in December. In 2007, we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September and Westchester County in December. To date in 2008 we have commenced operations in Long Island and Hartford and may enter one to two additional markets depending, in part, on market conditions. Key elements of this expansion include our ability to identify strategically attractive real estate markets and to establish successfully our brand in those markets. We consider many factors when selecting a new market to enter, including:
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
     We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source, HomeGain, Inc., which competes with us for online customer acquisition, generated approximately 21%, 27% and 29% of our leads during 2007, 2006 and 2005, respectively. Should our lead replacement strategy upon the loss of a large lead supplier not be successful, or any of our other lead generation relationships become materially more expensive such that we could not obtain substitute sources on acceptable terms, our ability to attract new clients and grow our business may be impaired. Our business may also be impaired to the extent that state laws or NAR or MLS regulations make it more difficult or expensive for lead generators to provide us with sufficient leads. For example, as discussed above, we have seen an increase in complaints from local MLSs regarding our use of phrases such as “search MLS listed homes,” or other phrases including the term “MLS,” and we have received corresponding demands from several MLSs that we refrain from using such phrases. If these MLSs are successful in restricting our ability to use these terms on our website or in our marketing materials, our ability to attract clients directly to our website could be impaired, which could increase our need for, and cost of, obtaining leads from other sources.
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
     The residential real estate market traditionally has experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing (which time to close can be significantly extended when foreclosed or short sale home is involved). Historically, this seasonality has caused our revenues, operating income, net income and cash flow from operating activities to be lower in the first and fourth quarters and higher in the second and third quarters of each year. However, there can be no assurance that the seasonality pattern for fiscal year 2008 or any fiscal year will be consistent with past experience, and macroeconomic changes in the market could mask the impact of seasonality.
     Factors affecting the timing of real estate transactions that can cause our quarterly results to fluctuate include:
•	timing of widely observed holidays and vacation periods and availability of home buyers and sellers, real estate agents and related service providers during these periods;

•	a desire to relocate prior to the start of the school year;

•	inclement weather, which can influence consumers’ desire or ability to visit properties;

•	timing of employment compensation changes, such as raises and bonuses;

•	the time between entry into a purchase contract for real estate and closing of the transaction;

•	the levels of housing inventory available for sale; and.

•	the involvement of a foreclosed home, or one involving a short sale.
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
     Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 35% and 39% in the second quarter of 2008 and 2007, respectively, of our net transaction revenues in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of forces and events beyond our reasonable control, such as regional disasters including earthquakes, harsh weather, economic or market conditions, or other events outside of our control, such as shifts in populations away from markets that we serve, or terrorist attacks. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.
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
     As of June 30, 2008, we had 20,174,768 shares of common stock outstanding. These shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 under the Securities Act of 1933.
The relatively small average daily trading volume of our stock could result in volatility in our trading prices, particularly if a large block of our stock is traded.
     The average daily trading volume of our common stock on The NASDAQ Stock Market is relatively small, averaging approximately 27,000 shares per trading day during our first six months of 2008. Consequently, the trading price of our stock on any given day could be volatile, particularly if a relatively large block of stock is traded on that day. For example, several of our earliest investors, including Benchmark Capital Partners, Vanguard Ventures, and each of their affiliates, still own a significant number of shares of our common stock. If these investors, or any other holders of our common stock, determined to sell all or a part of their holdings, those sales could depress the trading price of our common stock.
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
     On April 2, 2008, we repurchased approximately 3.5 million shares of our common stock then held by Pyramid Technology Ventures I, L.P. (“Pyramid”), for a purchase price of $5.00 per share for a total purchase price of approximately $17.4 million, as reported on our Current Report Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. The closing price of our common stock on the date of repurchase was $5.14 per share. These shares represented approximately 15% of our common stock then outstanding. Marc L. Cellier, a managing member of the general partner of Pyramid, was formerly a member of our Board of Directors but resigned from this position in October 2007. Mr. Cellier has disclaimed beneficial ownership of the shares we repurchased from Pyramid except to the extent of his pecuniary interest therein. We used a portion of the net proceeds from our initial public offering to fund this transaction.
     The following table summarizes this transaction:

			Total # Shares Purchased as Part	Maximum # Shares that May
	Total # Shares	Average Price Paid per	of Publicly Announced Plans or	Yet Be Purchased Under the
Period	Purchased	Share	Programs	Plan or Program

April 2008	3.5 million	$ 5.00	n/a	n/a
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
     Pending such uses, we have invested all of the remaining net proceeds from the offering in money market and short-term, investment-grade securities. We cannot predict whether the remaining net proceeds invested will yield a favorable return.

Item 4. Submission of Matters to a Vote of Security Holders:
     At the Company’s annual meeting of stockholders held on May 21, 2008, the following individuals were elected to the Board of Directors as continuing directors, each to serve for a term of three years:

Nominees	Votes For	Votes Withheld
Elisabeth H. DeMarse	15,251,539	352,654
Joseph Patrick Lashinsky	15,397,581	206,612
Donald F. Wood	15,391,555	212,638
     Also at the annual meeting of stockholders, the following proposal was adopted by the margin indicated:

Proposal	Votes For	Votes Against	Votes Abstained
Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008	15,525,411	56,779	22,003
Item 5. Other Information:
     Our Insider Trading Compliance Program allows directors, officers and other employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, some of our executive officers have adopted Rule 10b5-1 trading plans under which a total of less than 100,000 shares may be sold in the future. These sales will be made at various dates and prices subject to the terms of each plan. In the future, we believe that additional directors, officers and employees may establish may establish such programs
Item 6. Exhibits:
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

Date: August 11, 2008

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