Form 10-Q
period 2008-09-30
ZIPREALTY INC
filed 2008-11-07
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

We had 20,176,488 shares of common stock outstanding at November 3, 2008.

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$12,458	$7,818
Short-term investments	39,467	72,649
Accounts receivable, net of allowance of $22 and $29, respectively	2,588	1,170
Prepaid expenses and other current assets	3,029	3,267

Total current assets	57,542	84,904
Restricted cash	130	90
Property and equipment, net	4,771	5,366
Intangible assets, net	96	119
Other assets	681	340

Total assets	$63,220	$90,819

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,558	$2,095
Accrued expenses and other current liabilities	7,884	10,495

Total current liabilities	10,442	12,590
Other long-term liabilities	456	503

Total liabilities	10,898	13,093

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,683 and 23,651 shares issued and 20,176 and 23,641 shares outstanding, respectively	24	24
Additional paid-in capital	147,665	144,499
Common stock warrants	4	209
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income (loss)	(79)	188
Accumulated deficit	(77,765)	(67,141)
Treasury stock at cost: 3,506 and 10 shares, respectively	(17,527)	(50)

Total stockholders’ equity	52,322	77,726

Total liabilities and stockholders’ equity	$63,220	$90,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net transaction revenues	$30,769	$27,225	$80,760	$80,406
Referral and other revenues	583	804	1,640	2,286

Net revenues	31,352	28,029	82,400	82,692

Operating expenses
Cost of revenues	17,911	15,637	47,409	46,024
Product development	2,217	1,835	6,487	5,329
Sales and marketing	10,341	9,630	30,895	28,306
General and administrative	3,124	3,357	9,744	11,782
Litigation	—	3,550	625	3,550

Total operating expenses	33,593	34,009	95,160	94,991

Loss from operations	(2,241)	(5,980)	(12,760)	(12,299)

Other income (expense), net
Interest income	546	1,147	2,061	3,329
Other income, net	1	2	75	2

Total other income (expense), net	547	1,149	2,136	3,331

Loss before income taxes	(1,694)	(4,831)	(10,624)	(8,968)
Provision for income taxes	—	—	—	—

Net loss	$(1,694)	$(4,831)	$(10,624)	$(8,968)

Net loss per share:
Basic	$(0.08)	$(0.21)	$(0.50)	$(0.40)
Diluted	$(0.08)	$(0.21)	$(0.50)	$(0.40)
Weighted average common shares outstanding:
Basic	20,007	22,629	21,185	22,421
Diluted	20,007	22,629	21,185	22,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(10,624)	$(8,968)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,112	2,118
Stock-based compensation expense	2,900	2,862
Provision for doubtful accounts	(7)	2
Amortization of short-term investment premium (discount)	(197)	(323)
Amortization of intangible assets	23	23
Loss on disposal of property and equipment	5	8
Equity in net loss of non-consolidated companies	—	4
Changes in operating assets and liabilities
Accounts receivable	(1,411)	(306)
Prepaid expenses and other current assets	238	192
Other assets	(341)	9
Accounts payable	463	626
Accrued expenses and other current liabilities	(2,611)	2,510
Other long-term liabilities	(47)	(12)

Net cash used in operating activities	(9,497)	(1,255)

Cash flows from investing activities
Restricted cash	(40)	—
Purchases of short-term investments	(12,860)	(48,830)
Proceeds from sale and maturity of short-term investments	45,972	51,946
Purchases of property and equipment	(1,476)	(3,241)

Net cash provided by (used in) investing activities	31,596	(125)

Cash flows from financing activities
Proceeds from stock option exercises	18	95
Proceeds from common stock warrant exercises	—	450
Purchase of treasury stock	(17,477)	—

Net cash provided by (used in) financing activities	(17,459)	545

Net increase (decrease) in cash and cash equivalents	4,640	(835)

Cash and cash equivalents at beginning of period	7,818	8,575

Cash and cash equivalents at end of period	$12,458	$7,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2008 and 2007 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

The Company has two wholly owned subsidiaries, ZipRealty Title Holdings, LLC, and Highline Insurance Services, LLC. These subsidiaries were formed for the purpose of offering services relating to the purchase, sale and ownership of a home, including services related to title insurance and property and casualty insurance. There were no significant operations for either of these entities for the three and nine months ended September 30, 2008 and 2007.

The Company accounts for interests in variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as amended. The Company consolidates all VIEs for which the Company is deemed to be the primary beneficiary.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended September 30, 2007 and 2006 accounted for approximately 26.9% and 27.4% of annual net transaction revenues in 2007 and 2006, respectively. Net transaction revenue during the nine months ended September 30, 2007 and 2006 accounted for approximately 79.5% and 75.8% of annual net transaction revenues in 2007 and 2006, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB released FASB Staff Position “Effective Date of FASB Statement 157” (FSP FAS 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS 157 as of January 1, 2008; the partial adoption of SFAS 157 did not have a material impact on its consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately upon issuance and its adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 3. Short-Term Investments and Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 as of January 1, 2008 and, currently, does not have any instruments for which it has elected the fair value option under SFAS 159 and, therefore, the adoption of SFAS 159 has not had an effect on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Company is required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis and is evaluating the impact of adopting FSP 142-3 on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. SFAS 162 will be effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not anticipate the adoption of SFAS 162 will have an impact on its consolidated financial position, results of operations and cash flows.

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At September 30, 2008, short-term investments were classified as available-for-sale securities, and were reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market securities	$16,572	$1	$(8)	$16,565
Asset backed	11,419	17	(124)	11,312
Mortgage backed	7,788	99	—	7,887
Corporate obligations	6,790	—	(69)	6,721
US Government and agency obligations	4,616	9	(4)	4,621

Total	$47,185	$126	$(205)	$47,106

September 30, 2008
(In thousands)
Recorded as:
Cash equivalents	$7,639
Short-term investments	39,467

$47,106

At September 30, 2008, the fair value of the Company’s investment in a home equity asset-backed security that had been in an unrealized loss position for over twelve months was $1.9 million and the related unrealized loss was approximately $118,000. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The evaluation of asset-backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates and servicer and originator quality. Based on its evaluation, the Company has determined that the unrealized loss is temporary and, accordingly, no impairment charge on investments has been recorded in the three and nine months ended September 30, 2008 and 2007. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

The estimated fair value of short-term investments classified by date of contractual maturity at September 30, 2008 were as follows:

September 30, 2008
(In thousands)
Due within one year or less	$29,709
Due after one year through two years	3,739
Due after two years through four years	13,658

$47,106

Fair Value Measurements

The Company adopted SFAS 157 effective January 1, 2008, for all its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At September 30, 2008, there were no liabilities within the scope of SFAS 157.

At September 30, 2008 our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market securities	$16,565	$—	$—	$16,565
Asset backed	—	11,312	—	11,312
Mortgage backed	—	7,887	—	7,887
Corporate obligations	—	6,721	—	6,721
US Government and agency obligations	—	4,621	—	4,621

Total	$16,565	$30,541	$—	$47,106

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Net loss	$(1,694)	$(4,831)	$(10,624)	$(8,968)

Denominator:
Weighted average common shares outstanding:
Basic	20,007	22,629	21,185	22,421
Diluted	20,007	22,629	21,185	22,421
Net loss per share:
Basic	$(0.08)	$(0.21)	$(0.50)	$(0.40)
Diluted	$(0.08)	$(0.21)	$(0.50)	$(0.40)

The following table sets forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Stock options to purchase common stock	4,955	4,203	4,618	4,426
Warrants to purchase common stock	3	2,291	82	2,743
Nonvested common stock	169	42	185	14

Total	5,127	6,536	4,885	7,183

5. STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense

The impact on our results of operations of recording stock-based compensation for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Cost of revenues	$140	$130	$446	$391
Product development	59	51	155	113
Sales and marketing	291	218	826	502
General and administrative	524	468	1,473	1,856

Total stock-based compensation expense	1,014	867	2,900	2,862
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$1,014	$867	$2,900	$2,862

Effect on earnings per share:
Basic	$0.05	$0.04	$0.14	$0.13

Diluted	$0.05	$0.04	$0.14	$0.13

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. As of September 30, 2008, there was $7.3 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.6 years. As of September 30, 2008, there was $1.0 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 2.7 years.

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

The assumptions used for the three and nine months ended September 30, 2008 and 2007 and the resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	43%	45%	43 - 44%	45 - 51%
Risk-free interest rate	3.1%	4.3%	2.1 - 3.2%	4.3 - 4.8%
Expected life (years)	6.1	6.1	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$2.03	$3.32	$2.29	$3.82

Stock option and stock award activity

A summary of the Company’s stock option activity for the period indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2007	4,318	$7.66	8.19	$1,901
Options granted	52	5.49
Options exercised	(1)	1.76
Options forfeited or expired	(75)	9.00

Outstanding at March 31, 2008	4,294	7.61	7.54	1,708

Options granted	720	4.97
Options exercised	(8)	1.60
Options forfeited or expired	(40)	8.78

Outstanding at June 30, 2008	4,966	7.23	7.66	1,141

Options granted	108	4.43
Options exercised	(2)	1.67
Options forfeited or expired	(113)	7.45

Outstanding at September 30, 2008	4,959	$7.16	7.35	$1,165

Vested and expected to vest at September 30, 2008	4,743	$7.22	7.23	$1,165

Options exercisable at September 30, 2008	2,633	$7.77	5.99	$1,165

Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the reporting period, which was $4.08 on September 30, 2008, and the exercise price for the options that were in-the-money at September 30, 2008. The total number of in-the-money options exercisable as of September 30, 2008 was 396,000. Total intrinsic value of options exercised was $36,000 and $418,000 for the nine month periods ended September 30, 2008 and September 30, 2007, respectively.

The Company settles employee stock option exercises with newly issued common shares.

The Company’s stock plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding. The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. Stock-based compensation expense related to restricted stock for the three and nine month periods ended September 30, 2008 was $94,000 and $282,000, respectively. Stock-based compensation expense related to restricted stock for the three and nine month periods ended September 30, 2007 was $122,000 and $122,000, respectively.

A summary of the Company’s stock award activity for the period indicated is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2007	197	$6.68
Shares granted	—
Shares vested	—
Shares forfeited	—

Nonvested at March 31, 2008	197	$6.68

Shares granted	—
Shares vested	28
Shares forfeited	—

Nonvested at June 30, 2008	169	$6.68

Shares granted	—
Shares vested	—
Shares forfeited	—

Nonvested at September 30, 2008	169	$6.68

6. TREASURY STOCK

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

7. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

We have recorded a full valuation allowance against our deferred tax assets at September 30, 2008, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. We regularly review deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we conclude that it is more likely than not that we will realize the benefit of all or some of our deferred tax assets, we will reduce or eliminate the valuation allowance and will record a significant benefit to our results of operations. In the event we were to determine that we would be able to realize all of our deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.

Based on the full valuation allowance and the taxable loss for the nine months ended September 30, 2008, the Company has not recorded a tax provision or benefit.

The Company adopted the provision of FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”) on January 1, 2007 and we recognized no material adjustment in the liability for unrecognized income tax benefits. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of September 30, 2008. We are subject to taxation in the US and various state jurisdictions. The tax years 2002-2007 remain open to examination by the federal and most state tax authorities.

8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(1,694)	$(4,831)	$(10,624)	$(8,968)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	(283)	213	(267)	231

Comprehensive loss	$(1,977)	$(4,618)	$(10,891)	$(8,737)

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through October 2013.

Future minimum lease payments under non-cancelable operating leases at September 30, 2008 were as follows, in thousands:

Year ending December 31,	Operating Leases
2008	$667
2009	2,364
2010	2,035
2011	1,951
2012	868
Thereafter	146

Total minimum lease payments	$8,031

Legal proceedings

On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment of minimum wages and overtime. In March 2008 the Company reached a settlement agreement which called for a payment of $600,000, plus applicable payroll taxes, and included a full release of all claims for unpaid wages through December 31, 2007 for the period covering the first two weeks of employment, during which time the California ZipAgents received on-boarding training. The settlement agreement received final court approval. The Company recorded a charge in the amount of $625,000 during the quarter ended March 31, 2008 and made the settlement payment in September 2008.

On March 29, 2006, the Company filed a claim for malpractice against a law firm that provided counseling in connection with certain employment matters, including wage and expense issues, in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al. The Company reached a settlement in this matter in October 2008, in exchange for payment of $3.2 million. The settlement agreement included a full release from any further liability on matters raised in the complaint.

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

10. SUBSEQUENT EVENT

As described in Note 9, during October 2008, the Company reached a settlement in a claim against a law firm. The settlement provides for the recovery of $3.2 million and the Company will record the recovery of this amount, net of legal fees of approximately $1.3 million during the quarter ending December 31, 2008.

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

OVERVIEW

General

We are a full-service residential real estate brokerage firm, using our user-friendly website and employee real estate agents to provide homebuyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform help to reduce costs, allowing us to pass on significant savings to consumers. We share a portion of our commissions with our buyer clients in the form of a cash rebate where permissible by law, and typically represent our seller clients at fee levels below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers.

Our net revenues are comprised primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate (or, in New Jersey, net of charitable donation) or commission discount, if any, paid to our clients. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain marketing arrangements, pursuant to which we receive compensation for the fair value of certain marketing services we provide. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore our options for entering into additional marketing arrangements or offering other services related to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. In October 2008, E-LOAN announced plans to shut down operations as a direct first mortgage lender and, as a result, our marketing relationship with E-LOAN terminated October 31, 2008. The marketing relationship with E-LOAN has been the primary source of our corporate referral income. We are actively pursuing other mortgage partners to replace this source of revenue.

We were founded in 1999, currently have operations in 35 markets, and as of September 30, 2008 employed 3,063 people, of whom 2,814 were ZipAgents. During 2007 we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September, and Westchester County in December. To date in 2008 we have commenced operations in Long Island in March and Hartford in July and do not expect to open additional markets during the remainder of 2008.

Trends in our business and financial and real estate markets

In the three months ended September 30, 2008 we generated $31.4 million in net revenues, compared to $28.0 million in the three months ended September 30, 2007. In the nine months ended September 30, 2008 we generated $82.4 million in net revenues, compared to $82.7 million in the nine months ended September 30, 2007. The year-over-year three month increase in net revenue is primarily attributable to higher transaction volume which outpaced a decrease in average net revenue per transaction for the period and a decrease in our referral fee revenue from our marketing agreement related to mortgage services. The year-over-year nine month decrease is primarily attributable to a decrease in our referral fee revenue from a mortgage services marketing agreement partially offset by an increase in net transaction revenue resulting from higher transaction volume outpaced by a decrease in average net revenue per transaction during this period. The number of our closed transactions increased to approximately 5,019 in three months ended September 30, 2008 from approximately 3,829 in the three months ended September 30, 2007, and our average net revenue per transaction decreased to approximately $6,130 in the three months ended September 30, 2008 from approximately $7,110 in the three months ended September 30, 2007, a decrease in average net revenue per transaction of approximately 13.8%. Our average net revenue per transaction decreased over these periods in existing markets and increased in new markets. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including overall decreases in housing prices, an increase in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, as well as a continued shift of our business into markets with lower average housing prices. The number of our closed transactions increased to approximately 12,821 in the nine months ended September 30, 2008 from approximately 10,927 in the nine months ended September 30, 2007, and our average net revenue per transaction decreased to approximately $6,299 in the nine months ended September 30, 2008 from approximately $7,359 in the nine months ended September 30, 2007.

Our transaction volume is primarily driven by the number of ZipAgents we employ, their productivity, and market conditions. The number of ZipAgents we employ has increased to 2,814 at September 30, 2008 from 2,263 at September 30, 2007. The average productivity of our total agent force was 0.60 and 0.62 transactions per ZipAgent per month during the nine months ended September 30, 2008 and 2007, respectively. We calculate the average monthly productivity of our ZipAgents for the period by dividing the average monthly number of transactions closed during the period by the average number of ZipAgents employed at the beginning of each month during the period. As we introduce new initiatives to improve agent productivity, we may experience temporary declines in the total number of agents although, overall, we expect to continue to increase the number of agents.

We have increased our market share in many of our existing markets, resulting in an increase in net transaction revenues in existing markets (markets opened before January 1, 2007), to $27.6 million in the three months ended September 30, 2008 from $26.7 million in the three months ended September 30, 2007. Our net transaction revenues have increased due to higher transaction volume despite a decline in net revenue per transaction. New market net transaction revenues increased by $2.6 million resulting in an overall increase in net transaction revenues of approximately $3.5 million. Due to the general deterioration of market conditions, our new markets are taking longer to attain profitability.

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

Softness in the residential real estate market. Although our business has experienced increasing revenue growth on an annual basis since our inception in 1999, primarily as a result of increased transaction volume and increased average net revenue per transaction, recently revenue growth has slowed, and average net revenue per transaction has declined, due to a transition period in the housing market and the effects of recent changes in the mortgage lending business. Since the fall of 2005, the residential real estate market has been softening. As mortgages consequently went into default, lender underwriting criteria tightened. Credit standards continued to tighten even further in response to market changes, including the crisis in the financial markets and related banking shock caused by the declining value of mortgage-backed securities and the federal government’s effective takeover of Fannie Mae and Freddie Mac in the late summer and fall of 2008. Non-conforming loans have become less available and, in some markets, almost nonexistent. Further, with the declining value of 401(k) savings accounts and other investment accounts created by plummeting stock values, fewer homebuyers have been able to meet the down payment and underwriting requirements to obtain even conforming loans, resulting in lower closing yields as transactions fail to close, and creating a further downward pressure on home prices. We believe that the recent increase in the unemployment rate, together with a further decline in consumer confidence on a macroeconomic level, have added additional downward pressure on home prices.

We have experienced increases in the available inventories of homes for sale in many of our markets, as well as increases in the amount of time listings take to sell. The National Association of REALTORS® has reported that months of inventory levels in September 2008 decreased modestly from levels in September 2007. According to NAR, the national median home price decreased 9% year-over-year, while high inventories persist as the annual rate of existing home sales only increased 1.4% year-over-year in September 2008 to a seasonally adjusted rate of 5.18 million. In California, the California Association of REALTORS® reported that the median home price decreased by 40.9%, but that inversely, home sales increased 96.7% year-over-year in September 2008. NAR further reported that the sales turnaround in California is broadening to other markets, but the credit markets have not yet fully stabilized. The residential real estate market may continue to soften in the foreseeable future, particularly given the recent crisis in the financial and banking industries. We may continue to experience reduced growth rates versus our historical levels as buyers react cautiously to perceived changing market conditions.

If the current softness of the residential real estate market continues or worsens, we expect to see a further reduction in the number of licensed REALTORS® nationwide and in our largest markets. For example, the National Association of REALTORS® has reported that its total membership of REALTORS® fell approximately 8.4% from September 30, 2007 to September 30, 2008. Further, according to the California Department of Real Estate, in December 2007, the total number of real estate licensees in California dropped by 0.1% month-over-month, the first decline in its agent rolls in over five years, and salesperson examinations in that state decreased by 85% from December 2006 to December 2007. We expect that overall declines in agent ranks will be comprised disproportionately of less skilled real estate agents, with the better agents continuing in the business. We also expect that the prolonged softening may deal a critical blow to some of our competitors. It is our hope that these events, if they occur, will increase the percentage of highly skilled real estate agents on the market, and reduce the competition for such agents, but we cannot know whether this result will occur, or whether the overall decline in the number of real estate agents will make it more difficult for us to employ qualified agents and grow our business.

Impact of availability of home loans on residential real estate market. The residential real estate market has been negatively impacted by the availability of home loans, which is critical to our business. As home prices have declined, lenders have increased lending standards to protect their positions. Throughout the first part of 2008, we observed a continued tightening in the availability of credit, and continued imposition of higher and more rigorous credit standards to obtain a mortgage.

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

In addition, at the end of July 2008, the President signed the Housing and Economic Recovery Act of 2008, which introduces several initiatives aimed at helping to shore up the real estate market, including an income tax credit of up to $7,500 for certain first-time homebuyers. Key aspects of this Act are provisions intended to strengthen Fannie Mae and Freddie Mac. During the third quarter of 2008, the government announced several steps taken with respect to Fannie Mae and Freddie Mac in order to shore up their capital positions and provide liquidity to the mortgage market, including placing Fannie Mae and Freddie Mac in conservatorship. A stable and liquid residential mortgage market is critical to the housing market, and, hence, our business. In early October 2008, the President signed the Emergency Economic Stabilization Act of 2008, which authorized the Treasury Secretary (Treasury) to establish the Troubled Assets Relief Program (TARP) to, among other things, purchase troubled assets. Later in October, Treasury announced a program pursuant to TARP to invest capital in certain banking institutions. It is too early to assess whether the Housing and Economic Recovery Act of 2008, the Emergency Economic Stabilization Act of 2008, and the actions taken with regard to Fannie Mae and Freddie Mac will have a positive and meaningful impact on the availability of credit, on spurring first-time homebuyers to purchase a home, and on the overall residential housing market.

Changes to our business model. Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business, including to the compensation and expense reimbursement structure for ZipAgents. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 35% to 80% or more, based on their productivity, of our net revenues after deducting certain other items. We also provide our ZipAgents with health, retirement and other benefits, and pay for certain marketing costs and other business expenses. ZipAgents may also be granted equity incentives based on performance. We may choose or be required to make further modifications to our compensation structure in the future. For example, Nevada approved legislation that preempts the federal “outside sales exemption” from paying minimum wages in that state. That legislation took effect on November 1, 2007. Accordingly, on November 1, 2007 we began paying minimum wage and, where required, overtime pay, to our ZipAgents in Nevada. The minimum wage payments will be offset against future commissions earned, if any.

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

In connection with entry into the Greater Philadelphia area in December 2006, we entered the New Jersey market, where the payment of cash rebates is currently not permitted by law. Consequently, in New Jersey, in lieu of offering a cash rebate to our buyers, we make a donation to a local charity through United Way equal to 20% of our commission after closing.

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

Fluctuations in quarterly profitability. Since first achieving profitability in the first quarter of 2005, we have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors including seasonality, new market expansion, legal settlements, ongoing market softness and tightening in the availability of home mortgage credit.

Industry declines in commission percentages. Over the past several years there has been a decline in average commissions charged in the real estate brokerage industry, in part due to companies such as ours exerting downward pressure through a lower commission structure, as well as by what, in our view, appears to be an increase in consumer willingness to negotiate fees with their agents. We believe that many consumers are focusing on absolute commission dollars paid to sell their home as opposed to accepting a traditional market commission percentage. According to REAL Trends, while the average commission percentage decreased from 5.44% in 2000 to 5.25% in 2007, total commission revenues increased from $42.6 billion to $49.4 billion during that same period, influenced by steadily increasing sales volumes and higher median sales prices. In the event that commissions continue to decline, we have designed our business model around an attractive cost structure and operational efficiencies which we believe should allow us to continue to offer our services at prices less than those charged by the majority of our competitors.

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

Industry seasonality and cyclicality. The residential real estate brokerage market is influenced both by annual seasonality factors, as well as by overall economic cycles. While individual markets vary, transaction volume nationally tends to progressively increase from January through the summer months, then gradually slows over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing for traditional home purchases. For non-traditional sales, the time lag from contract execution to closing can be a few months. We have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.

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

Recently, changes in the mortgage market, including the subprime market, have negatively affected the buying and selling of real estate. The tightening of financing and credit standards has depressed real estate activity. Also, there have been numerous reports about the effects of subprime mortgages on the general real estate market. These reports also tend to have a dampening effect on the general real estate market.

Historical variations in volume of home sales and interest rates. Over the past several decades, the national residential real estate market has demonstrated significant growth, with annual existing home sales volume growing from 1.6 million in 1970 to approximately 7.1 million in 2005 and median existing home sales prices increasing every year during that period. Between 1970 and 2005, the volume of existing home sales had declined for at least two consecutive years only twice since 1970, namely 1979 through 1982 and 1989 through 1990. We are currently in such a period of decline. Sales have fallen from their 2005 peak to approximately 6.5 million in 2006 and fell again in 2007 to approximately 5.7 million, and there are forecasts that predict sales will continue their decline in 2008. Sales volume changes are sensitive to, but do not always follow, interest rate changes. The declines in sales volumes in the 1979 through 1982 period occurred while interest rates were at historic highs, with long-term U.S. Treasury rates exceeding 10%. However, with rates remaining at similarly high levels, sales increased during the period from 1983 through 1986. Average interest rates were lower during the second period of consecutive year declines, 1989 through 1990, than they had been in the expansion period ending in 1988.

While it is difficult to isolate the initial cause of recent transaction volume declines and downward pressure on prices in the residential real estate market, we believe such softening has been occurring since the fall of 2005 as interest rates have generally increased (subject to some recent fluctuations and reductions), inventories have generally increased (but with significant variations in inventory market to market), and credit standards and financing have tightened, as previously discussed above. Other factors have likely contributed to the slowdown as well, such as high fuel prices, job insecurity, and the fact that prices had until that time been increasing at historically high rates, well ahead of household income growth.

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

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our ZipAgent Platform, in accordance with the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and Emerging Task Force Issue No. 00-02, Accounting for Website Development Costs. We capitalize the payroll and direct payroll-related costs of employees who devote time to the development of internal-use software. We amortize these costs over their estimated useful lives, which range between 15 to 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

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

The accounting for and disclosure of employee and non-employee equity instruments, primarily stock options and common stock warrants, requires judgment by management on a number of assumptions, including the fair value of the underlying instrument, estimated lives of the outstanding instruments, and the instrument’s volatility. Changes in key assumptions will impact the valuation of such instruments.

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities. Historically, we have recorded a full valuation allowance on our deferred tax assets, the majority of which relate to net operating loss tax carryforwards generated before we achieved profitability.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB released FASB Staff Position “Effective Date of FASB Statement 157” (FSP FAS 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of SFAS 157 as of January 1, 2008; the partial adoption of SFAS 157 did not have a material impact on its consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately upon issuance and its adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 3. Short-Term Investments and Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 as of January 1, 2008 and, currently, does not have any instruments for which it has elected the fair value option under SFAS 159 and, therefore, the adoption of SFAS 159 has not had an effect on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Company is required to adopt FSP 142-3 effective January 1, 2009 on a prospective basis and is evaluating the impact of adopting FSP 142-3 on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. SFAS 162 will be effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not anticipate the adoption of SFAS 162 will have an impact on its consolidated financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

The following table summarizes our operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (unaudited)	2008	2007	2008	2007
	(In thousands, except per share data)
Net transaction revenues	$30,769	$27,225	$80,760	$80,406
Referral and other revenues	583	804	1,640	2,286

Net revenues	31,352	28,029	82,400	82,692

Operating expenses:
Cost of revenues	17,911	15,637	47,409	46,024
Product development	2,217	1,835	6,487	5,329
Sales and marketing	10,341	9,630	30,895	28,306
General and administrative	3,124	3,357	9,744	11,782
Litigation	—	3,550	625	3,550

Total operating expenses	33,593	34,009	95,160	94,991

Loss from operations	(2,241)	(5,980)	(12,760)	(12,299)

Other income (expense), net
Interest income	546	1,147	2,061	3,329
Other income, net	1	2	75	2

Total other income (expense), net	547	1,149	2,136	3,331

Loss before income taxes	(1,694)	(4,831)	(10,624)	(8,968)
Provision for income taxes	—	—	—	—

Net loss	$(1,694)	$(4,831)	$(10,624)	$(8,968)

Net loss per share:
Basic	$(0.08)	$(0.21)	$(0.50)	$(0.40)
Diluted	$(0.08)	$(0.21)	$(0.50)	$(0.40)
Weighted average common shares outstanding:
Basic	20,007	22,629	21,185	22,241
Diluted	20,007	22,629	21,185	22,241

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (unaudited)	2008	2007	2008	2007
Net transaction revenues	98.1%	97.1%	98.0%	97.2%
Referral and other revenues	1.9	2.9	2.0	2.8

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	57.1	55.8	57.5	55.7
Product development	7.1	6.5	7.9	6.4
Sales and marketing	33.0	34.4	37.5	34.2
General and administrative	10.0	12.0	11.8	14.2
Litigation	—	12.7	0.8	4.3

Total operating expenses	107.2	121.4	115.5	114.8

Loss from operations	(7.2)	(21.4)	(15.5)	(14.8)

Other income (expense), net
Interest income	1.7	4.1	2.5	4.0
Other income, net	—	—	0.1	—

Total other income (expense), net	1.7	4.1	2.6	4.0

Loss before income taxes	(5.5)	(17.3)	(12.9)	(10.8)
Provision for income taxes	—	—	—	—

Net loss	(5.5)%	(17.3)%	(12.9)%	(10.8)%

Comparison of the three months ended September 30, 2008 and 2007

Other operating data

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
Number of markets (1)
Comparable existing markets	23	23	—
New markets	12	9	3

Total	35	32	3

Number of transactions closed during the period (2)
Comparable existing markets	4,353	3,713	640	17.2%
New markets	666	116	550	474.1%

Total	5,019	3,829	1,190	31.1%

Average net revenue per transaction (3)
Comparable existing markets	$6,352	$7,192	$(840)	(11.7)%
New markets	4,684	4,505	179	4.0%
All markets	$6,130	$7,110	$(980)	(13.8)%

Number of ZipAgents at end of the period
Comparable existing markets	2,273	2,052	221	10.8%
New markets	541	211	330	156.4%

All markets	2,814	2,263	551	24.3%

(1)	New markets are transferred to existing markets on January 1st following the completion of their first full calendar year of operation. The Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first full calendar year at of the end of 2007. Accordingly, these markets were moved to existing markets as of January 1, 2008 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007
Charlotte, NC		August 2007
Raleigh-Durham, NC		September 2007
Westchester County, NY		December 2007
Long Island, NY		March 2008
Hartford, CT		July 2008

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Net transaction revenues
Comparable existing markets	$27,649	$26,703	$946	3.5%
New markets	3,120	522	2,598	497.0%

Total	$30,769	$27,225	$3,544	13.0%

The increase in our net transaction revenues of approximately $3.5 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to an increase in net transaction revenues of $0.9 million in our existing markets and an increase in net transaction revenues of $2.6 million in our new markets.

The increase in net transaction revenues in our existing markets of $0.9 million or 3.5% was driven primarily by an increase in the number of transactions closed during the period of 640 or 17.2% offset by a decrease in average net revenue per transaction of $840 or 11.7%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including overall decreases in housing prices, an increase in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing as well as a continued shift of our business into markets with lower average housing prices.

The increase in net transaction revenues in our new markets of $2.6 million was driven by an increase of 550 transactions closed during the period primarily from the ten new markets opened during 2007. Only nine of these new markets were open during the same period a year ago. Five of these new markets opened during that quarter and had no significant activity for the period.

We expect that our net revenues for 2008 will increase modestly primarily as a result of additional transactions in our existing markets, although at lower average net revenue per transaction, and in our new markets as they add new ZipAgents and continue to achieve operating scale.

Referral and other revenues

Referral and other revenues consist primarily of certain marketing agreements and transaction referrals.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Referral and other revenues
Comparable existing markets	$125	$132	$(7)	(5.3)%
New markets	10	15	(5)	(25.6)%
Corporate	448	657	(209)	(31.9)%

Total	$583	$804	$(221)	(27.4)%

The decrease in corporate referral and other revenues was primarily attributable to reduced fees from a mortgage services marketing relationship resulting from the continued slowdown in the residential real estate market and ongoing tightening in the availability of consumer mortgage financing.

We expect that our referral revenues for 2008 will decrease primarily as a result of a continued reduction in fees from a mortgage services marketing relationship. In October 2008, E-LOAN announced plans to shut down operations as a direct first mortgage lender and, as a result, our marketing relationship with E-LOAN terminated October 31, 2008. The marketing relationship with E-LOAN has been the primary source of our corporate referral income.

Cost of revenues

Our cost of revenues consists principally of commissions, related payroll taxes, benefits and expense allowances and reimbursements paid to our ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to our ZAP technology.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Cost of revenues
Comparable existing markets	$16,223	$15,357	$866	5.6%
New markets	1,688	280	1,408	503.9%

Total	$17,911	$15,637	$2,274	14.5%

The increase in cost of revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily related to increases in agent benefits and expense reimbursements, as well as commissions and related payroll taxes paid on the overall increase in net transaction revenue.

Cost of revenues increased in our existing markets by approximately $0.9 million or 5.6% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase is primarily due to the increase in net transaction revenue during the period on which commissions and related payroll taxes are based as well as increased benefits and expense reimbursements. Cost of revenues as a percentage of existing markets net transaction revenues increased by about 1.2 percentage points to 58.7% primarily due to increased agent benefits and expense reimbursements as well as the mix of agent commissions paid.

Cost of revenues increased in our new markets by approximately $1.4 million due to the increase in net transaction revenue during the period on which commissions and related payroll taxes are based. The cost of revenues as a percentage of new market net transaction revenues was 54.1% for the quarter ended September 30, 2008. The cost of revenues percentage in new markets is expected to increase during the first year of operations as increasing numbers of ZipAgents achieve higher commission splits and expense reimbursements as the new markets mature.

We expect that our cost of revenues for 2008 will increase in absolute dollars on expected increases in net transaction revenues and will increase modestly as a percentage of net transaction revenues.

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

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Product development	$2,217	$1,835	$382	20.8%

The increase in product development expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due to growth in our business and consisted primarily of increases in technology infrastructure costs. As a percentage of net revenues, product development expenses increased by 0.6 percentage points in the period due primarily to supporting higher website volume and a backup data site.

We expect that our product development expenses will increase in 2008 in absolute dollars and increase modestly as a percentage of net revenues as we continue to grow our business and enhance our technology systems to improve our ZipAgent’s efficiency and enhance features on our website for consumers.

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

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Sales and marketing
Comparable existing markets	$6,442	$6,759	$(317)	(4.7)%
New markets	2,112	1,243	869	70.0%
Regional/corporate sales support and marketing	1,787	1,628	159	9.7%

Total	$10,341	$9,630	$711	7.4%

The increase in sales and marketing expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily related to the overall growth in our business, principally the expansion into new markets.

Sales and marketing expenses decreased in our existing markets by approximately $0.3 million principally attributable to an increase in salaries and benefits of $0.1 million offset by decreases in travel expenses of $0.1 million, recruiting and training costs of $0.1 million and customer acquisition and marketing costs of $0.2 million. As a percentage of existing market net transaction revenues, existing market sales and marketing expenses were 23.3% in the current period compared to 25.3% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $0.9 million principally attributable to the current period reflecting a full three months of expenses related five market offices opened during the quarter ended September 30, 2007, as well as the expenses relating to the three market offices opened since September 2007. The increased expenses consisted primarily of salaries and benefits of $0.3 million, customer acquisition and marketing costs of $0.4 million and facilities and operating related expenses of $0.1 million. As a percentage of new market net transaction revenues, new market sales and marketing expenses were 67.7% in the current year compared to 237.8% in the prior year.

Regional/corporate sales support and marketing expenses increased by approximately $0.2 million and consisted primarily of an increase in salary and benefits of $0.1 million and stock based compensation expenses of $0.1 million. As a percentage of total net revenues, regional sales support and marketing expenses were 5.7% in the current period compared to 5.8% in the prior year.

We expect that our sales and marketing expenses for 2008 will increase in absolute dollars but will remain relatively flat as a percentage of net revenues.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
General and administrative	$3,124	$3,357	$(233)	(6.9)%

The decrease in general and administrative expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was principally due to decreases in facilities and operating expenses of $0.1 million and consulting and professional fees of $0.1 million. As a percentage of net revenues, general and administrative expenses were 10.0% in the period compared to 12.0% in the three months ended September 30, 2007.

We expect our general and administrative expenses for 2008 to decrease in absolute dollars and as a percentage of net revenues.

Litigation

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Litigation	$—	$3,550	$(3,550)	(100.0)%

The litigation in the three months ended September 30, 2007 is related to the settlement of a class action lawsuit filed by a former ZipAgent.

Interest income

Interest income relates to interest we earn on our cash eqivalents and short-term investments.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Interest income	$546	$1,147	$(601)	(52.3)%

Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due to lower interest rates earned on lower average balances, primarily attributable to the purchase of treasury stock in April 2008.

Other income (expense), net

Other income (expense), net consists of non-operating items, which have not been significant to date.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Other income (expense), net	$1	$2	$(1)	(50.0)%

Comparison of the nine months ended September 30, 2008 and 2007

Other operating data

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
Number of markets (1)
Comparable existing markets	23	23	—
New markets	12	9	3

Total	35	32	3

Number of transactions closed during the period (2)
Comparable existing markets	11,247	10,788	459	4.3%
New markets	1,574	139	1,435	1,032.4%

Total	12,821	10,927	1,894	17.3%

Average net revenue per transaction (3)
Comparable existing markets	$6,532	$7,395	$(863)	(11.7)%
New markets	4,635	4,552	83	1.8%
All markets	$6,299	$7,359	$(1,060)	(14.4)%

Number of ZipAgents at end of the period
Comparable existing markets	2,273	2,052	221	10.8%
New markets	541	211	330	156.4%

All markets	2,814	2,263	551	24.3%

(1)	New markets are transferred to existing markets on January 1st following the completion of their first full calendar year of operation. The Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first full calendar year at of the end of 2007. Accordingly, these markets were moved to existing markets as of January 1, 2008 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007
Charlotte, NC		August 2007
Raleigh-Durham, NC		September 2007
Westchester County, NY		December 2007
Long Island, NY		March 2008
Hartford, CT		July 2008

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Net transaction revenues
Comparable existing markets	$73,465	$79,774	$(6,309)	(7.9)%
New markets	7,295	632	6,663	1,053.0%

Total	$80,760	$80,406	$354	0.4%

The increase in our net transaction revenues of approximately $0.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to an increase in net transaction revenues of $6.7 million in our new markets offset by a decrease in net transaction revenues of $6.3 million from our existing markets.

The decrease in net transaction revenues in our existing markets of $6.3 million or 7.9% was driven primarily by an increase in the number of transactions closed during the period of 459 closed transactions or 4.3% offset by a decrease in average net revenue per transaction of $863 or 11.7%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including overall decreases in housing prices, an increase in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing as well as a continued shift of our business into markets with lower average housing prices.

The increase in net transaction revenues in our new markets of $6.7 million was driven by an increase of 1,435 transactions closed during the period primarily from the ten new markets opened during 2007. Nine of these markets were open as of September 30, 2007, however, five of these new markets opened during the third quarter and they had no significant activity for the period.

Referral and other revenues

Referral and other revenues consist primarily of certain co-marketing agreements and transaction referrals.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Referral and other revenues
Comparable existing markets	$325	$266	$59	22.0%
New markets	25	15	10	76.2%
Corporate	1,290	2,005	(715)	(35.7)%

Total	$1,640	$2,286	$(646)	(28.2)%

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

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Cost of revenues
Comparable existing markets	$43,583	$45,674	$(2,091)	(4.6)%
New markets	3,826	350	3,476	995.0%

Total	$47,409	$46,024	$1,385	3.0%

The increase in cost of revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily related to increases in agent benefits and expense reimbursement, as well as, agent commission and related payroll taxes paid on the overall increase in net transaction revenue.

Cost of revenues decreased in our existing markets by approximately $2.1 million or 4.6% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease is primarily due to the decrease in net transaction revenues during the period on which commissions and related payroll taxes are based partially offset by increased agent benefit programs and expenses reimbursements. Cost of revenues as a percentage of existing markets net transaction revenues increased by about 2.0 percentage points to 59.3% primarily due to increased agent benefits and expense reimbursements as well as the mix of agent commissions paid.

Cost of revenues increased in our new markets by approximately $3.5 million due to the increase in net transaction revenue during the period on which commissions and related payroll taxes are based. Cost of revenues as a percentage of new market net transaction revenues was 52.4% for the nine months ended September 30, 2008. The cost of revenues percentage in new markets is expected to increase during the first year of operations as increasing numbers of ZipAgents achieve higher commission splits and expense reimbursements as the new markets mature.

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

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Product development	$6,487	$5,329	$1,158	21.7%

The increase in product development expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due to growth in our business and consisted of increases in salaries and benefits of approximately $0.1 million, technology infrastructure costs of $1.0 million and depreciation of $0.2 million offset by a decrease in consulting and professional fees of $0.1 million. As a percentage of net revenues, product development expenses increased by 1.5 percentage points in the period due primarily to supporting higher website volume, enhancing our website and proprietary agent platform, and overall system infrastructure including a backup data site.

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

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Sales and marketing
Comparable existing markets	$19,660	$21,121	$(1,461)	(6.9)%
New markets	5,756	2,057	3,699	179.9%
Regional/corporate sales support and marketing	5,479	5,128	351	6.8%

Total	$30,895	$28,306	$2,589	9.1%

The increase in sales and marketing expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily related to the overall growth in our business, principally the expansion into new markets.

Sales and marketing expenses decreased in our existing markets by approximately $1.5 million principally attributable to decreases in salaries and benefits of $0.5 million, travel expenses of $0.2 million, customer acquisition and marketing costs of $0.3 million, depreciation costs of $0.1 million and recruiting and training costs of $0.3 million. As a percentage of existing market net transaction revenues, existing market sales and marketing expenses were 26.8% in the current period compared to 26.5% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $3.7 million principally attributable to the current period reflecting a full nine months of expenses relating to the nine market offices opened during the nine months ended September 30, 2007, as well as the expenses relating to the three market offices opened since September 30, 2007. The increased expenses consisted primarily of salaries and benefits of $1.6 million, customer acquisition and marketing costs of $1.3 million, depreciation costs of $0.1 million and facilities and operating related expenses of $0.6 million. As a percentage of new market net transaction revenues, new market sales and marketing expenses were 78.9% in the current year compared to 325.0% in the prior year.

Regional/corporate sales support and marketing expenses increased by approximately $0.4 million principally attributable to the costs of supporting our new market expansion. The increased expenses consisted primarily of $0.1 million of salaries and benefits, $0.1 million in travel expenses and $0.3 million of stock-based compensation offset by a decrease of $0.1 million of consulting and professional fees. As a percentage of total net revenues, regional sales support and marketing expenses were 6.7% in the current period compared to 6.2% in the prior year.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
General and administrative	$9,744	$11,782	$(2,038)	(17.3)%

The decrease in general and administrative expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was principally due to decreases in salary and benefits of $1.0 million, facilities and operating expenses of $0.2 million, recruiting and training of $0.2 million, consulting and professional fees of $0.2 million and stock based compensation of $0.4 million. General and administrative expenses for the nine months ended September 30, 2007 included certain one-time expenses associated with the termination of the Company’s CEO which totaled approximately $0.7 million. As a percentage of net revenues, general and administrative expenses were 11.8% in the current period compared to 14.2% in the prior year.

Litigation

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Litigation	$625	$3,550	$(2,925)	(82.4)%

Litigation for the nine months ended September 30, 2008 relates to the settlement of a class action lawsuit filed by a former ZipAgent. See the description under “Legal Proceedings” in Part II, Item 1 of this report. Litigation for the nine months ended September 30, 2007 related to the settlement of a class action lawsuit filed by four former ZipAgents.

Interest income

Interest income relates to interest we earn on our cash equivalents and short-term investments.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Interest income	$2,061	$3,329	$(1,268)	(38.1)%

Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due to lower interest rates earned on lower average balances, primarily attributable to the purchase of treasury stock in April 2008.

Other income (expense), net

Other income (expense), net consists of non-operating items, which have not been significant to date.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Other income (expense), net	$75	$2	$73	3,650.0%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash, cash equivalents and short-term investments of $51.9 million and had no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $9.5 million and $1.3 million in the nine months ended September 30, 2008 and 2007, respectively. Cash used in the nine months ended September 30, 2008 resulted from a net loss of $10.6 million, which was offset primarily by the net effect of $2.1 million of depreciation and amortization, $2.9 million of non-cash stock-based compensation expense and from changes in other non-cash operating assets and liabilities, including payment of a $3.55 million litigation settlement. Cash used in the nine months ended September 30, 2007 resulted primarily from a net loss of $9.0 million which was offset by $2.1 million of depreciation and amortization, and $2.9 million of non-cash stock-based compensation expense and from changes in other non-cash operating assets and liabilities.

Our primary source of operating cash flow is the collection of our commission income from escrow companies or similar intermediaries in the real estate transaction closing process. Due to the structure of our commission arrangements, our accounts receivable are converted to cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues. Our operating cash flows will be impacted in the future by the timing of payments to our vendors for accounts payable, which are generally paid within the invoice terms and conditions. Our cash outflows are also impacted primarily by the timing of the payment of our accrued liabilities relating to commissions, agent expenses and related compensation costs and client acquisition costs.

A number of non-cash items have been charged to expense and decreased our net income or increased our net loss. These items include depreciation and amortization of property and equipment and non-cash employee stock-based compensation expense. To the extent these non-cash items increase or decrease in amount and increase or decrease our future operating results, there will be no corresponding impact on our cash flows.

Investing activities

Our investing activities generated cash in the amount of $31.6 million in the nine months ended September 30, 2008 and used cash in the amount of $0.1 million in the nine months ended September 30, 2007. Cash generated for the nine months ended September 30, 2008 represent net proceeds from the sales and purchases of short-term investments of $33.1 million offset by the purchases of property and equipment totaling $1.5 million in connection with the purchase of additional server capacity, capitalization of internal use software and the build out of new district office spaces. Cash used for the nine months ended September 30, 2007 was primarily related to proceeds from the net sales of short-term investments of $3.1 million offset by purchases of property and equipment of $3.2 million in connection with the purchase of additional server capacity, capitalization of internal use software and the build out of new district office spaces.

We generally maintain a minimum amount of cash for operational purposes and invest the remaining amount of our cash in interest bearing cash equivalents and investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.

Currently, we expect our remaining 2008 capital expenditures to be approximately $1.0 million. Capital expenditures for the remainder of 2008 are expected to include the purchase of computer hardware and software to increase our server capacity and normal replacements of computer related office equipment. In the future, our ability to make significant capital investments may depend on our ability to generate cash flows from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities used cash in the amount of $17.5 million in the nine months ended September 30, 2008 and generated cash in the amount of $0.5 million in the nine months ended September 30, 2007. Cash used in the nine months ended September 30, 2008 resulted primarily from the repurchase during April 2008, of approximately 3.5 million shares of our common stock directly from an investor. The shares were originally issued in private placement transactions or pursuant to warrants acquired prior to our initial public offering. Our Board of Directors authorized the repurchase of the shares in a privately negotiated transaction for a purchase price of $5.00 per share for a total purchase price of approximately $17.4 million. The closing price of our common stock on the date of the repurchase was $5.14 per share. Cash generated in the amount of $0.5 million in the nine months ended September 30, 2007 resulted from exercises of common stock warrants and stock options.

Future needs

We believe that current cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. In addition, if the current softness in the residential real estate market continues or worsens, as further discussed under Part II, Item 1A, “Risk Factors,” resulting in fewer transactions, reduced commissions or higher costs, we may have greater need to fund our business by using our cash reserves, which could not continue indefinitely without raising additional capital.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through October 2013. The following table provides summary information concerning our future contractual obligations and commitments at September 30, 2008.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,511	$4,032	$1,484	$4	$8,031

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

As of September 30, 2008 and 2007, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2008 and 2007, the increase or decline in fair market value of the portfolio would be approximately $0.1 million and $0.3 million, respectively.

Exchange rate sensitivity

We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 4.	Controls and Procedures:

(a) Disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such items are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment of minimum wages and overtime. In March 2008 the Company reached a settlement agreement which called for a payment of $600,000, plus applicable payroll taxes, and included a full release of all claims for unpaid wages through December 31, 2007 for the period covering the first two weeks of employment, during which time the California ZipAgents received on-boarding training. The settlement agreement received final court approval. The Company recorded a charge in the amount of $625,000 during the quarter ended March 31, 2008 and made the settlement payment in September 2008.

On March 29, 2006, the Company filed a claim for malpractice against a law firm that provided counseling in connection with certain employment matters, including wage and expense issues, in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al., Case No. CGC 06450765. The Company reached a settlement in this matter in October 2008, in exchange for payment of $3.2 million. The settlement agreement included a full release from any further liability on matters raised in the complaint.

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

We were formed in January 1999 and therefore have a limited operating history upon which to evaluate our operations and future prospects. We have had a history of losses from inception through the first half of 2003 and at September 30, 2008 had an accumulated deficit of $77.8 million. While we were profitable in the second half of 2003, and for a total of seven quarters during 2004, 2005 and 2006, we experienced net losses in the four quarters of 2007 and the first three quarters of 2008. Our outlook is cautious given market and macroeconomic uncertainties, and we expect to experience a loss for calendar year 2008 as we continue to invest in our business during this period of market softness.

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

The success of our business depends in part on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings as well as other changes in local, regional or national economic conditions. The purchase of residential real estate is a significant transaction for most consumers, and one which can not only be delayed or terminated based on the availability of discretionary income, but also can be delayed or terminated based on macroeconomic factors. Economic slowdown or recession, changes in the availability of mortgages or extension of credit, rising interest rates, adverse tax policies or changes in other regulations, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disaster, oil price spikes or the public perception that any of these events may occur, could adversely affect the demand for residential real estate and harm our business. Some economists believe the United States is in, or is moving toward, a recession, and there is a variety of opinions about how deep and long a recession may be. While our business likely would be affected by any slow down in the economy, it almost certainly would be significantly affected if the United States economy suffers a prolonged and significant recession. In October 2008, there was a significant decrease reported in consumer confidence, and an increase in the number of companies reporting job reductions. Both of these factors tend to dampen demand for housing and negatively impact our business, although it is too early to detect how significantly our business will be affected. Also, if the availability of mortgages or other financing options decline, or if interest rates increase significantly, homeowners’ ability to purchase a new home, or move-up to a higher priced home may be reduced as higher monthly payments would make housing less affordable. In addition, these conditions could lead to a decline in transaction volume and sales prices, either of which would harm our operating results.

We have experienced increases in the available inventories of homes for sale in many of our markets, as well as increases in the amount of time listings take to sell. NAR has reported that months of inventory levels in September 2008 decreased modestly from levels in September 2007. According to NAR, the national median home price decreased 9% year-over-year, while high inventories persist as the annual rate of existing home sales only increased 1.4% year-over-year in September 2008 to a seasonally adjusted rate of 5.18 million. In California, CAR reported that the median home price decreased by 40.9%, but that inversely, home sales increased 96.7% year-over-year in September 2008. NAR further reported that the sales turnaround in California is broadening to other markets, but the credit markets have not yet fully stabilized. The residential real estate market may continue to soften in the foreseeable future, particularly given the recent crisis in the financial and banking industries. We may continue to experience reduced growth rates and decreased agent productivity versus our historical levels as buyers react cautiously to perceived changing market conditions.

We may not be able to continue to grow market share to offset the impact of the current contraction in the residential real estate market.

During 2008, we were able to grow market share in many of our existing markets to help offset the contraction in the residential real estate market: our net transaction revenues in existing markets (markets opened before January 1, 2006), decreased only slightly to $89.6 million in 2007 from $90.1 million in 2006. Net transaction revenues for new markets (markets opened after December 31, 2005) increased by $9.0 million resulting in an overall increase in net revenues of $8.4 million. We may not be able to sustain this effort at this same rate if the softening in the residential real estate market continues.

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

The recent tightening in the availability of credit, particularly with respect to mortgage lenders, has and may continue to negatively impact the housing market.

Consumer access to mortgage financing has been affordable and widely available by historic standards in recent years. The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability, and the liquidity of mortgage backed securities in the secondary market. Since the fall of 2005, the residential real estate market has been softening as interest rates generally have increased (subject to some recent fluctuation). In addition, lender underwriting criteria began to change modestly in 2006, in part, as a result of unexpectedly high mortgage defaults. Underwriting criteria tightened further in 2007 in connection with lenders and investors realizing losses on mortgages and mortgage-backed securities as loan defaults and property foreclosures continued to rise. Credit standards have tightened even further in connection with market changes, including the crisis in the financial markets and related banking shock caused by the declining value of mortgage-backed securities in the late summer and fall of 2008. More lenders currently require homebuyers to have higher credit scores and to provide greater down payments than in recent years. Meeting these requirements has been more difficult as stock prices have plummeted, decreasing the values of retirement accounts and investments. We have also perceived an increase in lenders’ requests that homebuyers obtain mortgage insurance, particularly as second mortgages and home equity loans become harder to obtain.

Currently, there is a disruption in the availability of funds for mortgages as investors, who buy loans and securities backed by mortgages, are tightening credit standards and/or exiting the market for loans that aren’t guaranteed by Fannie Mae or Freddie Mac. Further, Fannie Mae and Freddie Mac, who together guarantee or own approximately half of the total home mortgages in the United States, recently experienced significant losses and a precipitous drop in their stock price as investors fear the companies could cut back significantly on their future activities, or even fail. Fannie Mae and Freddie Mac have played critical roles in the United States housing market by supplying significant liquidity. The Federal government placed these institutions into conservatorship in the fall of 2008 in part to help stabilize the mortgage market. If Fannie Mae and/or Freddie Mac were to fail, or if they were to significantly curtail their mortgage lending and buying activities, our business likely would be significantly, and negatively, impacted.

Further, an entire group of loan products, including subprime and some Alt A loans, have become less available and, in some markets, almost nonexistent. Following suit are prime, non-conforming loans, principally loans of more than $729,750 through December 31, 2008, making them significantly more costly than in previous years relative to conforming loans. Although Congress has enacted legislation to improve this availability, there can be no assurance that such improvement will happen. Further, in regions such as South Florida and Las Vegas that have experienced particularly sharp declines in home prices, we have learned that some lenders have ruled out the extension of any home loans to some or all property types in those markets, a practice sometimes referred to as blacklisting.

If these borrowers face higher interest rates, or are unable to obtain financing at all, many may postpone or cancel home buying plans. When liquidity shrinks, when interest rates rise, and when underwriting criteria becomes more restrictive, demand for housing will shrink, and housing may become less affordable, since at a given income level people cannot qualify to borrow as much principal, or given a fixed principal amount they will be faced with higher monthly payments. This result may mean that fewer people will be able to afford homes at prevailing prices, leading to greater odds that fewer transactions will close, closing processes will lengthen, and home prices will fall, any of which may reduce our revenues. Should we not be able to offset the potential negative market influences on price and volume by increasing our transaction volume through market share growth, our financial results will be negatively impacted.

Softness in the residential real estate market may reduce the availability of home loans, which may further negatively impact the housing market.

We believe that the prolonged softening of the residential real estate market has also negatively impacted the market for home loans. As home prices decline, and homeowners find themselves with less equity in their homes, lenders generally become less willing to refinance existing mortgages or to extend home equity loans, and homeowners are more likely to default on their home loans. These defaults can fuel a spiral of further credit tightening and even less availability of credit, causing a banking crisis. In addition, as more distressed properties are offered for sale, the resulting increase in inventory of homes for sale could put further downward pressure on home prices. We believe that a significant number of adjustable rate mortgages have been adjusting during 2008. If the rates in many adjustable rate mortgages continue to reset at higher rates, causing additional defaults, the number of distressed properties entering the residential real estate market should increase, further harming the health of the residential real estate market and our results.

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

Federal legislation enacted earlier this year, among other objectives, seeks to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” up to a maximum of $729,750 in certain markets. There can be no assurance that this legislation will accomplish its desired objectives, or that it will have a positive impact on the residential real estate market. The legislation with respect to conforming loans expires in December 2008, at which time the conforming loan limit will be up to $625,500 in certain markets. As this legislation is implemented, a variety of factors could cause unintended and possibly negative fluctuations in the number of completed residential real estate transactions. For example, homebuyers may decide to postpone home purchases from early 2008 into later in the year to await the implementation of the legislation, or homebuyers may decide to accelerate home purchases from early 2009 into late 2008 to take advantage of the legislation before its current expiration date. Any of these events could significantly and negatively impact our operating results.

Recently adopted federal legislation designed to bolster the housing market may fail to achieve its intended objectives.

In July 2008, the President of the United States signed the Housing and Economic Recovery Act of 2008, which contains several provisions aimed at bolstering the real estate market. These provisions include a limited first-time home buyer’s income tax credit, a permanent increase in the conforming loan limit up to the greater of $417,000, or 115% of the local area median home price, capped at $625,500; a permanent increase in the FHA loan limit to the greater of $271,050, or 115% of the local area median home price, capped at $625,500; an FHA foreclosure rescue plan, designed to assist homebuyers with problematic loans; temporary increases in the VA loan limit; and authorization for the Treasury Department to make loans to and buy stock from Fannie Mae and Freddie Mac (as occurred in the fall of 2008). While we believe the steps taken with respect to Fannie Mae and Freddie Mac to shore up their capital positions and provide liquidity to the mortgage market are positive, there is no assurance that such efforts will be successful. This Act also contains new regulatory provisions, and prohibits (beginning October 1, 2008) certain seller-funded down payment assistance programs. While this Act is designed to bolster the housing market, there can be no assurance that the Act will do so.

In early October 2008, the President signed the Emergency Economic Stabilization Act of 2008, which authorized the Treasury Secretary (Treasury) to establish the Troubled Assets Relief Program (TARP) to, among other things, purchase troubled assets and help stabilize and provide liquidity to the credit markets. Later in October, Treasury announced a program pursuant to TARP to invest capital in certain banking institutions. It is too early to assess whether the Housing and Economic Recovery Act of 2008 and the Emergency Economic Stabilization Act of 2008 will have a positive and meaningful impact on the availability of credit, and on the overall residential housing market.

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

Additionally, we operate a virtual office website, or VOW, which is a password protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. In late 2002, the National Association of REALTORS®, or NAR, the dominant trade organization in the residential real estate industry, adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on VOWs. Under the NAR policy, individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, were required to implement their own individual VOW policies consistent with the NAR policy, but NAR extended the deadline for the implementation of its rules at least three times during an investigation by the Antitrust Division of the U.S. Department of Justice, or DOJ, into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. In September 2005, NAR replaced its VOW policy with an Internet Listings Display, or ILD, policy containing some of the same or similar features of its former VOW policy, and the DOJ responded by immediately filing a lawsuit in federal court against NAR challenging the ILD policy. On May 27, 2008, the DOJ announced that it had reached a proposed settlement agreement with NAR. The proposed settlement required implementation of a revised VOW policy that prohibits NAR or any NAR affiliated MLS from developing policies that unfairly target brokers like ZipRealty that operate VOWs and requires that such brokers be subject to the same treatment as “traditional” brokerages, or those brokerages that do not operate VOWs. Specifically, the revised policy requires, among other things, that brokers be permitted to distribute the same listing information on a VOW as “traditional” brokers distribute by hand, fax or email, brokers may not opt-out from showing listings on VOWs and that MLSs are prohibited from restricting the listing information provided to VOWs. The Court is expected to approve the proposed settlement shortly.

While we believe that this proposed settlement and VOW policy will substantially reduce most efforts by the local boards and MLSs to restrict brokers like ZipRealty from serving customers through a VOW, there is risk that local boards and MLSs may try to adopt or enforce unreasonable conditions on VOWs such as the VOW ZipRealty operates.

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

Our Internet-enabled residential real estate brokerage service is a relatively new and unproven business model, and it has evolved, and may continue to evolve, over time. Our business model differs significantly from that of a traditional real estate brokerage firm in several ways, including our heavy reliance on the Internet and technology and our employee agent model. The success of our business model depends on its scalability and on our ability to achieve higher transaction volumes at an overall lower cost per transaction in order to offset the costs associated with our technology, employee benefits, marketing and advertising expenses, and discounts and rebates. If we are unable to efficiently acquire clients and maintain agent productivity in excess of industry averages, our ZipAgents may close fewer transactions and our net revenues would likely suffer as a result. Also, given that our agent employee model is uncommon in the real estate industry, our compensation structure could be subject to legal challenge, and has been challenged in the past, as discussed in reports filed previously with the Securities and Exchange Commission. In addition, our agents generally earn a lower per transaction commission than a traditional independent contractor agent. If we are unsuccessful in providing our agents with an attractive value proposition, whether through more opportunities to close transactions or otherwise, when compared to other agent opportunities, our ability to hire and retain qualified real estate agents would be harmed, which would significantly harm our business.

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

Because our ZipAgents are employees and not independent contractors, we are subject to federal and state regulation of our employment practices, including regulations applicable to our compensation plans, including our expense reimbursement policies for our ZipAgents. We rely on federal and state exemptions from minimum wage and fair labor standards laws for our ZipAgents, who are compensated primarily through commissions and who are reimbursed for certain business expenses. Such exemptions may not continue to be available, or we may not qualify for such exemptions, which could subject us to penalties and damages for non-compliance. For example, in 2007, Nevada approved legislation that preempts the federal “outside sales exemption” from paying minimum wage and overtime pay in that state. That legislation took effect on November 1, 2007. Accordingly, we pay ZipAgents in Nevada minimum wage offset against future commissions, and overtime pay subject to prior manager approval. Also, some states, such as California and New York, have laws requiring the reimbursement of employee expenses, regardless of the terms of any employment contract, which caused us to adopt different compensation practices in these states than elsewhere. Our current and former compensation and expense allowance and reimbursement policies are challenged from time to time through litigation and administrative complaints, including the class action lawsuits described in our reports filed previously with the Securities and Exchange Commission. If exemptions from paying minimum wages are not available in states where we desire to expand our operations or if they cease to be available in the states where we currently operate, or if we are required by federal or state laws to pay additional compensation or to reimburse additional expenses, we would likely incur significant expenses, be subject to lawsuits and administrative complaints, and be required to modify our agent compensation structure in some or all states, which could cause us to suffer significant financial harm, and which could cause our compensation practices to be less attractive to agents or more expensive to the Company.

Our failure to effectively manage the growth of our ZipAgents and related technology could adversely affect our ability to service our clients and harm operating results.

As our operations have expanded, we have experienced rapid growth in our headcount from 2,539 total employees, including 2,263 ZipAgents, at September 30, 2007 to 3,063 total employees, including 2,814 ZipAgents, at September 30, 2008. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our agent retention, client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results. For example, we are implementing a new sales compensation software program to help us better manage our compensation programs across our markets. If we are not able to implement that new software without complications, we could experience reduced agent retention or productivity and a resulting loss of revenue.

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

We are currently exploring or beginning to implement several options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or marketing arrangements with independent third parties, such as title companies, banks and insurance companies. For example, we have entered into marketing arrangements with one or more lenders pursuant to which we help market their mortgage services through the mortgage center on our website in exchange for a flat monthly fee established on a periodic basis. Also, we have formed a subsidiary to offer insurance services in certain markets.

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

For some of the core services we offer or anticipate offering, such as insurance, we expect the performance of these core services to be subject to significant government regulation, disclosure and standard-of-care obligations. In the ordinary course of business, we and the other parties involved in providing these core services may be subject to litigation from clients and other parties involved in transactions for alleged violations of these obligations. We anticipate that the vehicles providing these core services will self-insure some of this risk. In addition, these vehicles may be required to indemnify their employees who become subject to litigation or other claims arising out of their business activities, including for claims related to the negligence of these employees. An adverse outcome in any such litigation could negatively impact our reputation and have a material adverse impact on our business, operating results and financial condition.

If our arrangements for providing core services become impaired, we may lose sources of revenue that may be difficult to replace and we may be less likely to engage in related transactions with our clients.

As mentioned above, we are currently exploring or beginning to implement several options for offering and/or marketing core services, and we expect that some of these services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through marketing arrangements with independent third parties, such as title, mortgage and insurance companies. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our brand name and client relationships could suffer. For example, for several years, we receive revenues from our marketing relationship with E-LOAN, Inc., which provides mortgage services through the ZipRealty Mortgage Center on our website and pays us a flat monthly fee that is established on a periodic basis (representing less than 3% of our revenues during fiscal year 2007). E-LOAN was acquired by Popular, Inc. in late 2005. In October 2008, Popular announced plans to reduce its North American operations and, accordingly, to shut down E-LOAN’s operations as a direct first mortgage lender over the following few weeks. Consequently our marketing relationship with E-LOAN terminated as of October 31, 2008. Not only will we lose the marketing revenues from that relationship (which have relatively little associated expenses), but also our clients could have a more difficult time obtaining the financing needed to purchase a home through us, which could negatively impact our transaction revenues. In addition, although not applicable to our arrangement with E-LOAN, upon the termination of an arrangement with an independent third party to provide core services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. Any of these events could negatively impact our business and financial condition.

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

We currently operate in 35 markets, including 18 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, in 2005 we commenced operations in Las Vegas in April, Houston in June and Miami in October. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater Philadelphia area in December. In 2007, we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September and Westchester County in December. To date in 2008 we have commenced operations in Long Island in March and Hartford in July and do not expect to open additional markets during the remainder of 2008.

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

Some of our competitors are able to undertake more extensive marketing campaigns, make more attractive offers to potential agents and clients and respond more quickly to new or emerging technologies. Over the past several years, there has been a slow but steady decline in average commissions charged in the real estate brokerage industry, with the average commission percentage decreasing from 5.44% in 2000 to 5.25% in 2007 according to REAL Trends. Some of our competitors with greater resources may be able to better withstand the short- or long-term financial effects of this trend. In addition, the barriers to entry to providing an Internet-enabled real estate service are low, allowing current or new competitors to adopt certain aspects of our business model, including offering comprehensive MLS data to clients via the Internet, thereby reducing our competitive advantage. We may not be able to compete successfully for clients and agents, and increased competition could result in price reductions, reduced margins or loss of market share, any of which would harm our business, operating results and financial condition.

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

We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source, HomeGain, Inc., which competes with us for online customer acquisition, generated approximately 21%, 27% and 29% of our leads during 2007, 2006 and 2005, respectively. Some of our lead source providers have been experiencing economic difficulties and laying off employees. Should our lead replacement strategy upon the loss of a large lead supplier, whether through insolvency or otherwise, not be successful, or any of our other lead generation relationships become materially more expensive such that we could not obtain substitute sources on acceptable terms, our ability to attract new clients and grow our business may be impaired. Our business may also be impaired to the extent that state laws or NAR or MLS regulations make it more difficult or expensive for lead generators to provide us with sufficient leads. For example, as discussed above, we have seen an increase in complaints from local MLSs regarding our use of phrases such as “search MLS listed homes,” or other phrases including the term “MLS,” and we have received corresponding demands from several MLSs that we refrain from using such phrases. If these MLSs are successful in restricting our ability to use these terms on our website or in our marketing materials, our ability to attract clients directly to our website could be impaired, which could increase our need for, and cost of, obtaining leads from other sources.

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

The loss of the services of one or more of our key personnel could seriously harm our business. For example, Mr. Joseph Patrick Lashinsky assumed the position of President on January 8, 2007 and the additional position of Chief Executive Officer on June 4, 2007, and Mr. David A. Rector assumed the position of Chief Financial Officer on May 3, 2007. Our success depends on the contributions of Mr. Lashinsky, Mr. Rector and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. With the exception of Mr. Lashinsky, none of our officers or key employees have an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.

As we implement changes in our agent compensation policies, we may incent behaviors that cause an increase in our expenses and potentially a decrease in our profit margin with the goal of increasing our sales and overall profitability.

From time to time, we implement changes to our agent compensation policies to achieve certain goals, for example, the improvement of agent productivity and retention. In 2007, we implemented a program to pay higher commission splits to a select number of our agents as the cumulative number of deals they close increases. Our goal for this program is to incent all of our agents to achieve higher levels of productivity and to thereby increase our profits. However, we anticipate that the implementation of this program may cause a slight decrease in our gross margin as our agents become more productive. We may, in the future, opt to implement additional changes in our agent compensation policies that may increase our compensation expenses, and possibly decrease our profit margins, with the goal of increasing our sales and overall profitability.

As we test or roll out changes in our agent compensation policies, we may cause agent unrest, leading to lower profitability.

From time to time, we test new agent compensation policies in certain of our markets, with the goal of rolling out new policies that will improve agent recruitment, retention or profitability. However, any negative reaction, including unease, by our agents concerning those policies could result in a decline in recruitment, as well as an increase in agent attrition and a reduction in agent productivity.

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

As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of the material that we publish or distribute. Such claims may include the posting of confidential data, erroneous listings or listing information and the erroneous removal of listings. These types of claims have been brought successfully against the providers of online services in the past and could be brought against us or others in our industry. In addition, we may face liability if an MLS member or participant utilizes an opt-out provision, as previously discussed, and we fail to comply with that requirement. These claims, whether or not successful, could harm our reputation, business and financial condition. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to protect us from all liability that we may incur.

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

In addition, because each state in which we do business requires us to be a licensed real estate broker, and residents of states in which we do not do business could potentially access our website, changes in Internet regulation could lead to situations in which we are considered to “operate” or “do business” in such states. Any such change could result in potential claims or regulatory actions (including with respect to our offering of, or entry into joint marketing arrangements for, core services such as insurance and mortgage).

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

Factors affecting the timing of real estate transactions that can cause our quarterly results to fluctuate include:

•	timing of widely observed holidays and vacation periods and availability of home buyers and sellers, real estate agents and related service providers during these periods;

•	a desire to relocate prior to the start of the school year;

•	inclement weather, which can influence consumers’ desire or ability to visit properties;

•	timing of employment compensation changes, such as raises and bonuses;

•	the time between entry into a purchase contract for real estate and closing of the transaction;

•	the levels of housing inventory available for sale; and

•	the involvement of a foreclosed home, or one involving a short sale.

We expect our revenues to continue to be subject to these seasonal fluctuations, which, combined with our recent growth and macroeconomic market changes, make it difficult to compare successive quarters.

Our reputation and client and agent service offerings may be harmed by system failures and computer viruses.

The performance and reliability of our technology infrastructure are critical to our reputation and ability to attract and retain clients and agents. Our network infrastructure is currently co-located at a facility in Sunnyvale, California, with a back-up facility in Aurora, Colorado. Our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any interruption, delay or system failure could result in client and financial losses, litigation or other consumer claims and damage to our reputation.

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.

Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 38% and 35% in the third quarter of 2008 and 2007, respectively, of our net transaction revenues in the State of California. In addition, our servers and other technology infrastructure are located principally in the State of California. Our geographic concentration makes us as a whole more vulnerable to the effects of forces and events beyond our reasonable control, such as regional disasters including earthquakes, harsh weather, economic or market conditions, or other events outside of our control, such as shifts in populations away from markets that we serve, or terrorist attacks. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.

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

As of September 30, 2008, we had 20,176,488 shares of common stock outstanding. These shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 under the Securities Act of 1933.

The relatively small average daily trading volume of our stock could result in volatility in our trading prices, particularly if a large block of our stock is traded.

The average daily trading volume of our common stock on The NASDAQ Stock Market is relatively small, averaging approximately 23,000 shares per trading day during our first nine months of 2008. Consequently, the trading price of our stock on any given day could be volatile, particularly if a relatively large block of stock is traded on that day. For example, several of our earliest investors, including Benchmark Capital Partners, Vanguard Ventures, and each of their affiliates, still own a significant number of shares of our common stock. If these investors, or any other holders of our common stock, determined to sell all or a part of their holdings, those sales could depress the trading price of our common stock.

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

Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;

•	not providing for cumulative voting in the election of directors;

•	authorizing the board to issue, without stockholder approval, preferred stock with rights senior to those of common stock, including pursuant to a stockholder rights plan;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.

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

Our Insider Trading Compliance Program allows directors, officers and other employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. Some of our executive officers have adopted Rule 10b5-1 trading plans under which a total of less than 100,000 shares may be sold in the future. These sales will be made at various dates and prices subject to the terms of each plan. In the future, we believe that additional directors, officers and employees may establish such programs.

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

Date: November 7, 2008

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