Form 10-K
period 2008-12-31
ZIPREALTY INC
filed 2009-03-13
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (meaning all shares not beneficially owned by directors or executive officers of the registrant or their known affiliates) was approximately $54.2 million (based on a price of $4.01 per share, which was the closing price of the registrant’s common stock on The NASDAQ Stock Market) on the last business day of the registrant’s most recently completed second fiscal quarter.

We had 20,390,915 shares of common stock outstanding at March 2, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 incorporate by reference information from the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2008.

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

We have based these forward-looking statements principally on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K or in materials incorporated herein by reference.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Except as otherwise required by law, we do not intend to update or revise any forward-looking statement contained in this report.

Trademarks

“ZipRealty,” “ZipAgent,” “ZipNotify,” and “Your home is where our heart is” are some of our registered trademarks in the United States. We also own the rights to the domain name “www.Real-Estate.com.” “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

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

Where you can find additional information

You may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s

Public Reference at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as ZipRealty, that file electronically with the Securities and Exchange Commission.

PART I

Item 1.	Business:

OVERVIEW

We are a full-service residential real estate brokerage firm, using our user-friendly website and employee real estate agents to provide home buyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform help to reduce costs, allowing us to pass on significant savings to consumers as permitted by law. With operations in 35 markets, we employ over 2,800 sales agents, known as ZipAgents, all of whom are licensed in their local markets, are members of the National Association of REALTORS®, or NAR, are expected to work full time with ZipRealty and do not work with any other brokerages. We believe that this employee-based model is rather unique in an industry characterized almost exclusively by independent contractors and provides us with a distinct competitive advantage in being able to consistently deliver outstanding service to our clients.

In 2008, we increased our market share both nationally and in most of the markets where we conduct business. Accordingly to REAL Trends, in 2008, we were the ranked as the 15th largest residential real estate brokerage in the nation in terms of our transaction volume. In addition, according to Hitwise, for the quarter ended December 31, 2008, our website received more traffic than any other residential real estate brokerage in the nation.

Through our website, registered users can access a broad range of current real estate information and powerful tools to research and commence the process of buying or selling a home, including direct access to comprehensive local Multiple Listing Service(s), or MLS(s), home listings data, such as asking prices, home layouts and other features. Each MLS is a database of available homes listed for sale by participating member brokers to facilitate broker cooperation. We also provide information in addition to MLS data, including neighborhood attributes, new home listings, school district information, comparable home sales data, maps and driving directions, and user-generated content. We attract users to our website through a variety of marketing channels, including online advertising, word of mouth and advertisements in traditional media.

Our proprietary ZipAgent Platform, or ZAP, automatically matches registered users with our local ZipAgents who market and assist in providing our real estate brokerage services, including showing properties to our buyers and listing and marketing properties on behalf of our sellers, as well as assisting in negotiating, advisory, transaction processing and closing activities. We also offer our buyers the option of choosing their ZipAgents after reviewing the agent profiles we post on our website. Our ZAP technology includes a customer relationship management system that identifies and analyzes user behavior on our website, which is designed to allow us to provide more relevant information and service to clients. It also includes a business management system that allows our managers to monitor the activities of our ZipAgents to verify a high level of client service.

Our business was incorporated under the laws of the state of California in 1999, and was reincorporated as a Delaware corporation in August 2004. We generate revenues principally from earning brokerage commissions in connection with representing buyers and sellers of residential real estate, and have grown significantly since inception. As of February 15, 2009, we had approximately 2.1 million active registered users who had accessed our website within the last year. From our inception through December 31, 2008 we have closed over 74,000 real estate transactions with an aggregate transaction value of approximately $23.9 billion. We currently have operations in Atlanta, Baltimore, Washington D.C., Boston, Chicago, Dallas, Los Angeles, Orange County, Phoenix, Sacramento, San Diego, the San Francisco Bay Area, Seattle, Las Vegas, Houston, Miami, Orlando, Palm Beach, Tampa, Minneapolis/St Paul, Austin, the Greater Philadelphia area, Fresno/Central Valley, Naples, Tucson, Denver, Jacksonville, Richmond, Salt Lake City, Virginia Beach, Charlotte, Raleigh-Durham, Westchester County, Long Island and Hartford. We operate in one reportable segment; financial information is included in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

The U.S. residential real estate market

The residential real estate industry is one of the largest industries in the United States. According to REAL Trends, an industry research firm, residential real estate sales totaled over $1.53 trillion in 2007. Also according to REAL Trends, sales of existing homes comprise the vast majority of the residential real estate market, accounting for $1.36 trillion of 2007 total home sales. Additionally, REAL Trends reported that total residential real estate brokerage commissions and fees, which are primarily derived from existing home sales, were approximately $49.4 billion in 2007. While residential real estate sales volumes have declined significantly in the past few years, we believe that favorable demographic, cultural and economic trends have contributed to consistent long-term growth in the residential real estate industry. From 1983 to 2007, the residential real estate industry grew at a compound annual growth rate of 7% in terms of aggregate sales volume.

The residential real estate brokerage market is highly fragmented. According to REAL Trends, the 10 largest brokerage firms accounted for less than 9% of all brokered residential real estate transaction volume in 2007, and the single largest firm accounted for less than 5% of total transaction volume. According to NAR, there were approximately 1.2 million REALTORS® in the United States and its territories as of January 31, 2009.

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

In order to gain access to a broader range of information, prospective home buyers have typically engaged an agent. One of the primary benefits traditionally offered by an agent has been access to MLS home listings data and the ability to search and filter that data based upon specified criteria. Because consumers have not traditionally had direct access to this data, the agent has exercised primary control over the process of searching and filtering the MLS data under this system. Consequently, consumers have not been assured of access to comprehensive and relevant information. Prospective home buyers have relied on the agent to identify and show them relevant properties and typically have spent a great deal of time physically viewing these properties. Therefore, consumers have spent unnecessary time visiting homes that they would have decided not to visit, and may have failed to visit homes that would have been of interest, if they had access to more comprehensive information.

Traditionally, prospective home sellers have had similarly limited opportunities to investigate the current market or to efficiently and effectively market and sell their homes. Sellers typically have engaged a local agent to list their home for sale and relied on that agent to give them guidance on the market value of the home and the most effective manner to successfully market and sell the home. The agent has then entered into an exclusive listing agreement with the seller and posted the property for sale in the local MLS. Commissions have varied from market to market, but generally have ranged from 5% to 6% of the total sales price of the home. Many agents and brokerages have been reluctant to compete on price and instead have relied on historical market commission percentages to set their rates. The commission is paid by the seller at the closing and is typically split between the buyer’s agent and the seller’s agent.

Increasing use of the Internet in the residential real estate transaction process

Consumers are increasingly using the Internet as a key source of information in buying or selling a home. The 2008 National Association of REALTORS® Profile of Home Buyers and Sellers states that buyers’ use of the Internet to search for homes has increased, rising from 71% in 2003 to 87% in 2008. The Internet provides a highly effective means for consumers to research information about homes in an industry that is data intensive yet historically has suffered from a lack of broad access to comprehensive and timely property listings information for consumers. The interactivity of the Internet also allows consumers greater ability to conduct targeted searches and research relevant data about desired homes or areas. The ability to provide multiple images and rich media makes the Internet a highly effective means for brokerage firms to market and consumers to research homes.

Challenges and limitations of the traditional residential real estate process

We believe that the traditional residential real estate industry is characterized by a number of challenges and limitations, including:

Challenges for home buyers and sellers. We believe that the traditional residential real estate industry has historically been characterized by low levels of client satisfaction. Some contributing factors include:

•	limited access to, and transparency of, information;

•	high commissions;

•	lack of client control over the process; and

•	low levels of agent responsiveness and accountability.

Challenges for agents. Agents often have difficulty generating consistent transaction volume, resulting in inconsistent earnings. Some contributing factors include:

•	need to spend considerable personal time and money generating business;

•	limited resources to manage properly client relationships and transaction processes; and

•	responsibility for other business expenses and access to personal benefits, such as health insurance.

Challenges for brokerage firms. Traditional brokerage firms have difficulty differentiating their services and effectively managing agents and ensuring client satisfaction. Some contributing factors include:

•	independent contractor nature of agent relationship, which limits accountability and managerial effectiveness;

•	ownership and management of client relationships with the agents, which limits broker relationships with clients; and

•	low levels of client and agent loyalty.

OUR BUSINESS MODEL

We are a full-service residential real estate brokerage firm, using our user-friendly website and employee real estate agents to provide homebuyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform helps to reduce costs, allowing us to pass on significant savings to consumers as permitted by law. The key attributes of our solution include:

Addressing challenges for home buyers and sellers

We use the Internet to empower consumers. Through our website, we provide our registered users with free and unrestricted access to comprehensive MLS data made available for Internet posting in our markets and the ability to research and compare homes. Registered users are typically permitted to search for homes listed in up to three of our markets at any given time. Our MLS data is updated at least once per day in each of our markets. In certain markets, we also provide free access to new home listings posted by residential home builders with whom we have entered into agreements. We strive to provide valuable information and useful services to potential home buyers through our website, such as home and neighborhood content, automated screenings and notifications of available homes that meet specified criteria, and the ability to schedule home viewing appointments and make offers online. We offer home sellers online home value estimates and virtual tours, as well as broad marketing distribution through the MLS, Internet and traditional media.

We focus on delivering high-quality service with a client-centric approach. Our brokerage model is built around the client, not the agent. We acquire a majority of our client leads and have designed our business model to provide ongoing value-added services through the Internet, allowing us, rather than exclusively our agents, to control the client relationship. With our employee model, we hold our agents accountable for consistently delivering a high level of client service and satisfaction. We monitor each of our ZipAgents through our ZAP technology to verify a high level of responsiveness and to assist us to address quickly any potential issues. To back up our commitment to client service, we offer our closed clients a $250 cash refund if they are unsatisfied with our services. In addition, our clients can influence the compensation paid to their ZipAgents based upon the results of a client satisfaction survey.

Our business model is designed to offer a compelling consumer value proposition. Our use of the Internet, proprietary technologies and business processes allow us to offer significant cash rebates to our buyers and reduced commissions to our sellers. In a typical market, our business model assumes we will pay each of our home buyers an amount equal to 20% of our commission in cash upon closing and offer our home sellers up to a 25% discount off of standard commissions in their particular market. During early 2009, we plan to cease offering a rebate in transactions valued at less than $100,000. The laws of some states, including New Jersey and Oregon, do not permit our typical practice of rebating our home buying clients. In the New Jersey portion of our Greater Philadelphia market, in lieu of offering a cash rebate to our buyers, our business model assumes we will make a donation to a local charity through United Way equal to 20% of our commissions, although we plan to discontinue this practice effective April 1, 2009. In 2009, we plan to enter the Portland market, from which we expect to conduct business in portions of Oregon and Washington. Cash rebates are prohibited by law in Oregon and, therefore, we plan to adjust our pricing structure and/or value proposition for our buyers serviced in our Portland market.

Addressing challenges for agents and brokerage firms

We use proprietary business management technologies and processes to increase operational efficiency and provide excellent client service. Our proprietary ZAP technology utilizes the interactivity, broad availability and efficiencies of the Internet to allow us to increase ZipAgent productivity. After a new client completes the registration process, our ZAP technology automatically monitors the client’s searching behavior from the initial search session and assigns that client to a ZipAgent who specializes in the specific territories most frequently searched by that client during that initial session, or in the territory where the property to be sold is located. We also offer our buyers the option of choosing their ZipAgents after reviewing the agent profiles we post on our website. Only leads that are qualified, meaning that the client has completed the registration process and has conducted at least one home search or owns a property to be sold in an area in which we do business, are assigned to our ZipAgents, allowing us to provide our agents with clients who are searching in the territories in which they specialize. Our ZAP technology provides a system for organizing and prioritizing these leads, valuable customer relationship management, or CRM, tools and visibility into client website behavior. Our ZAP technology allows our managers to observe and manage how our ZipAgents are servicing our clients. We also have proprietary transaction support tools and a dedicated group of service professionals to help our ZipAgents close transactions more efficiently. We believe our integrated consumer website and ZAP technology are difficult to replicate and allow us to manage employees effectively, significantly scale our business to meet client needs, and provide outstanding client service.

Our business model is designed to offer a compelling value proposition to agents. We believe our employee-based model and ZAP technology offer a unique and attractive proposition to agents compared with that found at traditional brokerages, including the ability to work more efficiently and close more transactions. We design, implement and bear the cost of all marketing programs for our ZipAgents, including the delivery of client leads, allowing them to focus on serving clients rather than generating new business. Additionally, all of our ZipAgents receive comprehensive initial training and participate in various ongoing training activities. All of our ZipAgents are employees expected to work full-time and subject to plan requirements are eligible for employee benefits including company-sponsored health, welfare, retirement and equity incentive plans. We believe that a number of factors contribute to our ZipAgents’ ability to close more transactions than are typically closed in the industry, in particular:

•	our ZipAgents receive qualified leads without individual marketing efforts, allowing them to rapidly develop a good pipeline of clients;

•	our ZAP technology, with its proprietary CRM tools, allows our ZipAgents to remain organized and communicate and sell effectively with numerous clients at the same time; and

•

our system includes closing support infrastructure that allows our ZipAgents to spend less time on closing tasks and more time on new clients than would otherwise be possible without this support in place.

The average monthly productivity of our total agent population was approximately 0.6 transactions per ZipAgent in 2008. Since 2004, the average monthly productivity of our ZipAgents ranged from 0.6 to 1.1 transactions per ZipAgent. We calculate the average monthly productivity of our ZipAgents for a full year by dividing the average monthly number of transactions closed during the year by the average number of ZipAgents employed at the beginning of each month during the year. We do not adjust the denominator for ZipAgents hired, or who leave us during the month. The productivity level of our ZipAgents who have been with us in excess of six full months is considerably higher than the average level achieved by all our ZipAgents.

OUR STRATEGY

Our objective is to become one of the most recognized, respected and successful companies in the residential real estate industry. Key elements of our strategy include:

Broaden and deepen our presence in existing markets

We plan to increase our presence and market share in existing markets by expanding our number of ZipAgents and growing our home listings business. While our focus historically has been on buyers, we intend to grow our home listings business in a number of ways, such as by developing more website tools for sellers and implementing additional listings training for our agents and a referral system that encourages ZipAgents and clients to refer home listings. We also intend to increase our penetration into the higher-priced home segment, although we believe that this market segment currently may be contracting due to the economic conditions and continuing tightness in mortgage lending, particularly with respect to non-conforming, or jumbo, loans.

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

Continue to invest in technology and our people to increase operational efficiency

We plan to continue improving our proprietary technology platform to increase ZipAgent productivity and provide consistently high levels of client service and satisfaction. We intend to continue to design tools that help our ZipAgents better qualify and prioritize leads and identify levels of client responsiveness, and to implement communication services that allow our ZipAgents to be more responsive and productive. In addition to enhancing our technology, we intend to continue to refine our recruiting and training programs and provide our ZipAgents with field support in an effort to continue increasing ZipAgent productivity. Our centralized infrastructure is designed to enable us to expand our business relatively easily and to take advantage of economies of scale.

Expand operations into new geographic markets

We believe there may be a significant opportunity to continue to expand our services into new geographic markets represented by over 250 U.S. metropolitan statistical areas, or MSAs. We currently operate in 35 markets, including 18 of the 25 most populous U.S. MSAs. In 2007, we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September, and Westchester County in December. In 2008, we commenced operations in Long Island in March and Hartford in July. Depending on market conditions, we have plans to enter up to two additional markets during 2009, including our previously announced entry into the Portland, Oregon market. We are currently evaluating the relative attractiveness of other markets and developing entry strategies and timelines. In determining which markets we intend to expand into and in what order, we consider a variety of criteria, including demographics, business climate, housing market, competition, technology fit, robustness of MLS information and regulatory environment. Expansion into some of these markets may require us to change our current business model. Currently, several states (such as New Jersey and Oregon) prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured. As with New Jersey and Oregon, should we decide to expand into any of these states, we may have to adjust our pricing structure or refrain from offering rebates to buyers in these states or otherwise change our business model.

Continue to improve the client experience

We believe that ongoing client satisfaction is critical to our continued success and future growth. As a result, we continually consider ways to improve the client experience on our website and with our ZipAgents. In addition to enhancing the functionality of our website, we plan to provide additional information to home buyers and sellers, improved personalization and search features such as comparison and market analysis tools, and additional seller tools to improve our listings business.

OUR CONSUMER WEBSITE AND SERVICES

Our real estate services enable consumers to exercise more control over the home buying or selling process from the comfort of their home or office. We believe consumers enjoy an Internet-enabled, easy-to-use approach to the real estate process as well as having access to a team of local ZipAgents. Our ZipAgents typically have or are gaining extensive market knowledge of the metropolitan areas they serve and are required to be active members of their local, state and national real estate and MLS associations. In addition, our website, www.ziprealty.com, provides a step-by-step approach to guide clients through the home buying and selling process. Our website and agent platform software is proprietary to us. We enhance our website by including information such as home listings, neighborhoods and recent home sales that we obtain from local MLSs and other third party providers.

Comprehensive MLS access for home listings data

We offer individuals who register on our website access to comprehensive available home listings data, including pictures, from the local MLSs in the markets in which we operate. As active members of the MLSs in the markets we serve, we organize the data from each MLS database and provide it directly to consumers on our website. Unlike many real estate websites, we show listings from all broker participants in the MLSs, not just our own listings. We update this data frequently, at least once a day and, for most of our markets, multiple times daily. Our website is password protected, so individuals are able to access comprehensive home listing data only if they provide basic registration information, agree to our terms of use and then return to our site to input a code which we email to them at the time of their registration. Consumers can search for homes based upon numerous criteria, including location, price, square footage, number of bedrooms and bathrooms, map geography, distance from a specified address, and other characteristics and amenities such as lot size, whether a home has a fireplace or central air conditioning, and numerous other features. We do not show information from the MLS databases that relates to homeowners who have opted out of the Internet display of their home listing information, or information that is marked as confidential, such as information relating to home security.

ZipNotify

One of our most popular consumer website tools is called ZipNotify, which allows consumers to receive an automatic email notification each time a property that meets their desired search criteria is made available on the local MLSs. Since we update our listings information at least once per day in each market, our registered users are able to learn about new listings in a timely manner, usually within 24 hours. In markets that are characterized by short supply, we believe this tool provides our clients a competitive advantage over other consumers, who might have to wait for their agent to learn about the listing and then contact them with the information. The ZipNotify tool is also interactive: with one click the consumer can login to see more detailed information on the home, schedule a visit with one of our ZipAgents to see the home, or send an email to one of our ZipAgents requesting more information about the property. Our number of ZipNotify messages has grown steadily, and averaged over 30.8 million per month in 2008 compared to over 20.8 million per month in 2007 and over 16.1 million per month in 2006.

Neighborhood data and related information

Our system is designed to provide consumers with access to a broad range of information, in addition to the MLS data, about their potential home without having to rely on an agent or other party to provide that information to them. Consequently, our website includes several tools to help our clients educate themselves during the process, including relevant neighborhood data such as population, comparable home sales, average income, education level, occupation mix, cost of living, crime statistics, weather, school district information, maps and driving directions.

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

Schedule visits

We try to make it as easy and convenient as possible for our buyer clients to schedule visits of properties they would like to see. All our clients need to do is click on a button when viewing information about a home on our website and enter in their phone number and what day(s) and time(s) they would prefer to see the home. We then contact the listing agent and organize the visit for our client. Alternatively, our clients can contact their ZipAgent by telephone or email to schedule a visit.

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

We use the data collected by ZAP to manage more effectively our ZipAgents to verify each is working diligently, productively and in our clients’ best interests. The system also incorporates proprietary CRM tools that allow ZipAgents to manage their databases of clients. For example, one tool uses predictive behavior to help our ZipAgents identify those clients who are likely to need their services in the near term. ZAP also has an array of real-time management reports, which gives our management detailed visibility into daily business activity. Finally, ZAP includes automated closing checklists and tools that allow our ZipAgents and closing service managers (who assist our ZipAgents in the closing process) to efficiently handle the closing of multiple transactions. We believe that ZAP enables our ZipAgents to be more productive and enhances the level of service we provide to our clients.

ZIPAGENTS

We believe that we are one of the few residential real estate brokerages that engages its agents as employees rather than as independent contractors. Independent contractors work for themselves, not a brokerage, and consequently have a tremendous degree of independence in how they spend their time, when they work and how well they service clients. In contrast, our employee-based model allows us actively to manage and train our ZipAgents and hold them accountable for their activities and client service levels. We believe that by actively managing and training our employee ZipAgents, we can both enhance the client experience and increase ZipAgent productivity.

Compensation structure

We offer our ZipAgents a compensation package that we believe is attractive compared to that offered by traditional brokerage firms. Our compensation package includes:

•

Commissions. As is customary in the real estate brokerage industry, ZipAgents earn a portion of the commissions they generate for us, which is known as their split. Currently, our commission splits to ZipAgents typically vary from as low as 35% to as high as 80% or more of our net revenues, after deducting certain other items. In Nevada, in keeping with the laws of that state, we pay our ZipAgents minimum wage offset against future commissions, and overtime subject to prior manager approval.

•

Expense reimbursement. All California and New York and other eligible ZipAgents (including, where applicable, ZipAgents who have met certain levels of productivity) receive expense reimbursement. This reimbursement covers many expenses typically related to their business, such as automobile usage, cell phone usage and Internet connectivity.

•

Company-paid marketing expenses. In the traditional independent contractor model, agents are typically responsible for covering all of their own marketing expenses, including the cost of lead generation, advertising and marketing costs associated with selling homes, and production of collateral materials. In our model, we cover these costs for all of our ZipAgents.

•

Benefits. One of the advantages of our employee-based model for our ZipAgents is that we provide a broad array of benefits that are uncommon in the real estate brokerage industry, including company-sponsored health, welfare and 401(k) plans, subject to meeting certain tenure requirements. In addition, ZipAgents have the ability to earn stock options in connection with certain performance levels.

Recruiting and training

At December 31, 2008, our recruiting and training team was comprised of three corporate office recruiting/training personnel plus 36 recruiters and nine trainers serving our market level operations. Our market level recruiters are dedicated solely to identifying and qualifying prospective ZipAgents and our trainers are involved in comprehensive training programs for both new ZipAgents as they join us and for existing ZipAgents on an on-going basis. ZipAgents also complete a series of training modules with their manager and other local resources during their first several weeks of employment. ZipAgents are presented with training content through multiple channels, including webcasts and live presentations during their weekly sales meetings. ZipAgents are also frequently paired with seasoned ZipAgents for additional on-the-job training.

CLIENT ACQUISITION

Lead generation

We want our ZipAgents to focus on providing high-quality client service, rather than finding their next client. Accordingly, we provide ZipAgents with leads of clients who are actively searching on our website for properties in their sales territories. We attract these clients principally by using two types of paid lead sources. First, we retain hosts of other websites to provide links to our website. Those hosts are typically businesses that are lead generators or that are involved in the real estate or financial services industries. Second, we actively advertise in key locations on the Internet where consumers gather or conduct searches for real estate information. We currently have contractual relationships with over 60 lead sources of either type. In 2008, three independent lead sources generated 10% or more of our leads. HomeGain, Inc. generated approximately 19% of our leads, Google represented approximately 13% of our leads and Trouve represented approximately 10% of our leads during the year. HomeGain competes with us for online customer acquisition. In addition to paid lead sources, in 2008 we attracted approximately 40% of our leads directly to our website, which involved no direct acquisition costs.

The majority of our lead source agreements are in the form of non-exclusive, short-term agreements (one year or less) that are generally terminable on little or no notice (60 days or less) and with no penalties. These agreements typically are priced on a cost-per-click, or CPC, cost-per-lead, or CPL, or cost-per-impression, or

CPM, basis, with a majority being on a CPC and CPL basis. Under our CPC agreements, we pay a fixed amount each time a potential client clicks on one of our advertisements and is directed to our website. Under our CPL agreements, we pay a fee for each lead we generate from that source. We define a lead as a client who has registered on our website, confirmed an email address, searched for homes or owns a home to be sold in an area where we have operations, and has been assigned to one of our ZipAgents. Under our CPM agreements, we are charged a fee each time a potential client views one of our advertisements.

We have found that localized content is a key to driving qualified leads to our site. Once a client visits our website, we are able to track significant information about the client, including how the client came to our website (through an advertisement, word of mouth, etc.), how frequently the client visits our website, what activities the client performs while on our website and whether the client ultimately transacts with us. By using this data, we believe we can optimize our lead generation expenses based on the most productive sources and continually refine the ways in which we advertise our services.

PRODUCT DEVELOPMENT AND ENGINEERING

At December 31, 2008, our technology team was comprised of 38 employees, including a product development team, software engineers, database and data center engineers and a data acquisition team. Our technology team focuses on enhancing and improving our existing technology as well as developing new proprietary tools.

Our technology team is responsible for maintaining property listings data through our over 60 MLS memberships. In order to provide the most comprehensive and timely data available, we download MLS data seven days a week, and for most MLSs, multiple times per day. Currently, we provide information on approximately 1.2 million homes in our searchable database in the markets we serve. To provide our consumers with a more complete understanding of homes and neighborhoods, we combine data from the MLSs with additional local information from other data sources, which we license on a non-exclusive basis.

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

We serve our clients from a third party co-location facility. In January 2009, we moved our primary facility from Sunnyvale, California, which is operated by Qwest Communications, to Aurora, Colorado, which is operated by ViaWest, and we have retained our Sunnyvale facility as a back-up facility. The facilities are secured by around-the-clock guards and biometric access screening and are equipped with back-up generators, redundant HVAC and Internet connectivity. We employ a dish-to-dish backup process between our co-location facility and our corporate headquarters for safekeeping of information.

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

State regulation. Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. In each of the 21 states and the District of Columbia where we currently have operations, we have designated one of our officers as the individually licensed broker and, where applicable, we hold a corporate real estate broker’s license.

Although payment of rebates or credits to real estate purchasers of the type we offer are permitted in most states, some states either do not permit these rebates or credits, or do not permit them in the form that we currently provide them. In addition, some states have enacted legislation similar to (and in some cases more restrictive than) the federal legislation discussed below.

Federal regulation. In addition to state regulations, several federal laws and regulations govern the real estate brokerage business. The applicable federal regulations include the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, and federal fair housing laws. RESPA, as applicable to us, is intended to provide for more effective advance disclosures to home buyers and sellers of settlement costs and the elimination of kickbacks or referral fees that tend to increase unnecessarily the costs of certain settlement services. While RESPA has broad-reaching impact on a variety of services associated with the purchase or sale of real estate, including lending, title insurance and other settlement services, its principal application to the real estate brokerage business is to restrict payment of referral fees or the inappropriate splitting of fees (including through arrangements designed to disguise any such illegal payments as legitimate marketing fees), and to require additional consumer disclosures. Generally, it is illegal under RESPA to pay or receive a referral fee or other non-service-related fee, kickback or anything of value in a real estate transaction involving a federally related mortgage loan for the referral of business. RESPA generally restricts us to the receipt of, or payment for, the reasonable market value of services, goods or information actually and permissibly provided in the settlement of such transactions. While RESPA does not prohibit us from entering into legitimate marketing relationships, it does limit the type of business relationships that we can enter into for acquiring client leads or otherwise, as well as the referral of clients to other service providers. RESPA also limits the manner in which we can provide other services to our customers. Federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers, and affect our opportunities to solicit new clients.

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

Further, the Department of Labor’s regulations are subject to interpretation by the Department of Labor and the courts and are subject to change. Accordingly, there is no assurance as to how long current regulations will remain in place. In the event the legal standard for the “outside sales exemption” changes or appears to be changing, it may be necessary to modify the ZipAgent compensation structure.

Some states have also adopted overtime and minimum wage laws providing greater benefits to employees than the Fair Labor Standards Act. The ZipAgent job is designed to qualify for exemption from or compliance with such laws, to the extent applicable, in the states in which we currently employ ZipAgents. Like the federal law, these state laws are applied on a case-by-case basis considering the duties of specific individuals and are subject to judicial and agency interpretation and legislative change. New interpretations or changes in state law, or expansion of operations to states that do not recognize an “outside sales exemption” comparable to the federal exemption, may require modification of the ZipAgent compensation structure. For example, in 2007, Nevada approved legislation that preempts the federal “outside sales exemption” from paying minimum wage and overtime in that state. Accordingly, we pay our ZipAgents in Nevada minimum wage offset against future commissions, and overtime subject to prior manager approval. In addition, some states, such as California and New York, have enacted laws and/or regulations concerning the reimbursement of employee expenses regardless of the terms of any employment contract, which caused us to adopt different compensation practices in these states than elsewhere. If we are so required by other state laws, we may need to modify our compensation structure in such states.

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

Additionally, we operate a virtual office website, or VOW, which is a password-protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. In late 2002, NAR, the dominant trade organization in the residential real estate industry, adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on VOWs. Under the NAR policy, individual MLSs affiliated with NAR, which include the vast majority of MLSs in the United States, were required to implement their own individual VOW policies consistent with those of NAR, but NAR extended the deadline for the implementation of its rules at least three times during an investigation by the antitrust division of the U.S. Department of Justice, or DOJ, into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. In September 2005, NAR replaced its VOW policy with an Internet Listings Display, or ILD, policy containing some of the same or similar features of its former VOW policy, and the DOJ responded by immediately filing a lawsuit in federal court against NAR challenging the ILD policy. In November 2008, the court approved a final settlement of the dispute. The settlement required implementation of a revised VOW policy that prohibits NAR or any NAR affiliated MLS from developing policies that unfairly target brokers like ZipRealty that operate VOWs and requires that such brokers be subject to the same treatment as “traditional” brokerages, or those brokerages that do not operate VOWs. Specifically, the revised policy requires, among other things, that brokers be permitted to distribute the same listing information on a VOW as

“traditional” brokers distribute by hand, fax or email, that brokers may not opt-out from showing listings on VOWs and that MLSs are prohibited from restricting the listing information provided to VOWs. However, the settlement allows homeowners to opt-out of displaying their home listing information on the Internet, including on VOWS like the one we operate. While we believe that this settlement and VOW policy will substantially reduce most efforts by the local boards and MLSs to restrict brokers like ZipRealty from serving customers through a VOW, there is risk that local boards and MLSs may try to adopt or enforce unreasonable conditions on VOWs such as the VOW ZipRealty operates.

NAR, as well as the state and local Associations of REALTORS®, also have codes of ethics, rules and regulations governing the actions of members in dealings with other members, clients and the public. We are bound to abide by these codes of ethics, rules and regulations by virtue of our membership in these organizations.

COMPETITION

The market for residential real estate brokerage services is highly fragmented at the national level, with no individual brokerage holding more than a 5% share, and the ten largest brokerages holding less than 9% collectively in 2007, according to REAL Trends. However, the ten largest national brands that franchise individual brokerages accounted for a significant percentage of total brokered transaction volume, providing the potential for significant national and local influence. We compete with these brokerages at the local level to represent home buyers or sellers. Our larger competitors include Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT Incorporated owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. Many of these large brokerages are better known than us and have access to greater resources and larger client bases than available to us. We are also subject to competition from local or regional firms, as well as individual real estate agents.

We also compete or may in the future compete with various online services, such as LendingTree (which owns RealEstate.com), MarketLeader (formerly HouseValues, Inc.), HomeGain, Inc., Move, Inc. and its Realtor.com affiliate, Zillow and Yahoo! Inc. that also look to attract and service home buyers and sellers using the Internet. Move is affiliated with NAR, National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages. While these online services companies are intermediaries providing lead referrals and are not full-service brokerages like us, we compete with these companies to attract consumers to our website.

In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. Also, a growing number of discount firms cater exclusively to clients who are looking for reduced service levels as well as for sale by owner services.

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

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We currently have trademarks registered or pending in the United States and abroad for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our website, our proprietary database and ZAP. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests, and we hold a patent issued in the United States that covers certain processes and methodologies related to transacting residential real estate on the Internet. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we strictly control access to our proprietary technology.

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

EMPLOYEES

At December 31, 2008, we had 3,068 employees. Of this total, 2,816 were licensed ZipAgents, 135 were district directors or field support personnel and 117 were corporate employees. We consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 10, 2009:

Name	Age	Position
Joseph Patrick Lashinsky	42	Chief Executive Officer, President and Director
Charles C. (Lanny) Baker	42	Executive Vice President and Chief Financial Officer
William C. Sinclair	60	Executive Vice President, Operations and Business Development
Genevieve C. Combes	41	Senior Vice President, Technology and Operational Strategy
David A. Rector	63	Senior Vice President and Chief Accounting Officer
Robert J. Yakominich	52	Senior Vice President, Sales
Larry S. Bercovich	50	Vice President, General Counsel and Secretary
Joan L. Burke	57	Vice President, Human Resources

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

Charles C. (Lanny) Baker has served as our Executive Vice President and Chief Financial Officer since December 2008. From March 2005 to June 2007, Mr. Baker served as Senior Vice President and Chief Financial Officer of Monster Worldwide, Inc., an online recruitment services company. From June 1993 to March 2005, Mr. Baker served in positions of increasing responsibility in the Equity Research department at Smith Barney, a division of Citigroup, Inc., serving as Managing Director from January 2000 to March 2005. Prior to joining Smith Barney, Mr. Baker spent two years as an Equity Research Analyst at Morgan Stanley & Co. and two years in research assistant positions at Donaldson, Lufkin & Jenrette. Mr. Baker is currently the chair of the audit committee and the nominating and corporate governance committee of The Knot, Inc., a lifestages media company targeting couples planning their weddings and future lives together. Mr. Baker holds a Bachelor of Arts degree in history from Yale College.

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

Genevieve C. Combes has served as our Senior Vice President of Technology and Operational Strategy since December 2008. From December 2006 to December 2008, Ms. Combes served as our Senior Vice President of Planning and Operations. From May 2005 to December 2006, Ms. Combes served as our Vice President of Business Planning and Strategy. From August 2004 to May 2005, Ms. Combes served as our Director of Strategic Analysis. Prior to joining us, Ms. Combes spent over ten years in various capacities at JP Morgan H&Q’s (previously Hambrecht & Quist) Equity Research Department. Most recently Ms. Combes served as Managing Director of JP Morgan H&Q’s Consumer Research Group. Ms. Combes holds a Bachelor of Arts degree in economics cum laude from the University of California at Santa Cruz.

David A. Rector has served as our Senior Vice President since May 2006 and as our Controller and Chief Accounting Officer since December 2008. Mr. Rector served as our Chief Financial Officer from May 2007 to December 2008, as our Interim Chief Financial Officer from January 2007 until May 2007, as our Chief Accounting Officer from May 2004 to May 2007, as our Controller from April 2002 to May 2007, and as our Vice President from October 2002 to May 2006. Prior to joining us, from June 1999 to January 2002, Mr. Rector worked in various financial positions for several companies as a consultant for Resources Connection Inc., a consulting firm. Prior to that, he held senior financial positions at various companies, including commercial real estate companies Allegiance Realty Group and Fox & Carskadon Financial Corporation and served as an audit manager at Price Waterhouse. Mr. Rector is a Certified Public Accountant and holds a Bachelor of Science degree in business administration from the University of California at Los Angeles.

Robert J. Yakominich has served as our Senior Vice President of Sales since August 2007. From September 2003 to August 2007, Mr. Yakominich served as Vice President of Sales for The Reiser Group, a sales and marketing agency to residential property developers. From December 1997 to May 2003, Mr. Yakominich served as Executive Vice President of Sales for Citysearch.com (a division of InterActive Corporation), an online lifestyle guide that advertises businesses within communities. Mr. Yakominich holds a Masters of Business Administration degree from the University of San Francisco and a Bachelor of Business Administration degree from Bernard Baruch College.

Larry S. Bercovich has served as our Vice President, General Counsel and Secretary since August 2007. From March 2004 to September 2006, Mr. Bercovich served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer for Portal Software, Inc. (acquired by Oracle Corporation), a provider of billing and revenue management solutions for the communications and media industries. From March 2000 to March 2004, Mr. Bercovich served in several roles, including from June 2002 to March 2004 as Vice President, General Counsel and Secretary, for Yipes Enterprise Services, Inc., and a predecessor, a provider of managed Ethernet and application delivery services. Mr. Bercovich holds an LL.M. Taxation degree from New York University School of Law, a Juris Doctor degree from the University of San Francisco School of Law and a Bachelor of Arts degree in political science from the University of California, San Diego.

Joan L. Burke has served as our Vice President of Human Resources since September 2008. From October 2007 to August 2008, Ms. Burke served as the Vice President of Human Resources of Shoretel, Inc., a provider of unified communications systems. From March 2004 to September 2007, Ms. Burke served as the Senior Vice President of Human Resources of ZANTAZ Inc., a company specializing in e-mail archiving and e-discovery, which was acquired by Autonomy ZANTAZ in July 2007. From March 2002 to March 2004, Ms. Burke served as the Senior Vice President of Human Resources of American Baptist Homes of the West (ABHOW), a provider of lifestyle and long-term care services to retired individuals. Ms. Burke holds a Bachelor of Arts degree in American Studies from Albertus Magnus College.

Item 1A.	Risk Factors:

RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have experienced losses in recent quarters and expect to incur losses in the future.

We have had a history of losses from inception in January 1999 through the first half of 2003 and at December 31, 2008 had an accumulated deficit of $80.5 million. While we were profitable in the second half of 2003, and for a total of seven quarters from 2004 through and 2006, we experienced quarterly net losses during 2007 and 2008. Our outlook continues to be cautious given market and macroeconomic challenges and uncertainties, including the current distress in the residential real estate market.

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

Our business could be harmed by changes in the real estate markets and economic events, such as unemployment, that are out of our control and may be difficult to predict.

The success of our business depends in part on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings as well as other changes in local, regional or national economic conditions. The purchase of residential real estate is a significant transaction for most consumers, and one which can not only be delayed or terminated based on the availability of discretionary income, but also can be delayed or terminated based on macroeconomic factors. Economic slowdown or recession, changes in the availability of mortgages or extension of credit, rising interest rates, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disaster, or oil price spikes, or the public perception that any of these events may occur, could adversely affect the demand for residential real estate and harm our business. In addition, the actions of the Federal Reserve Board, which regulates the supply of money in the United States, often have a significant impact on interest rates, which can impact the mortgage and housing markets in ways that are beyond our control.

During the second half of 2008 the United States was in the midst of a recession, and there are a variety of opinions about how deep and long that recession may be. While our business likely would be affected by any slow down in the economy, it almost certainly would be significantly affected if the United States economy suffers a prolonged and significant recession. Reports indicate a significant decrease in consumer confidence and an increase in unemployment rates nationally. For example, according to the Bureau of Labor Statistics seasonally adjusted national unemployment rates have risen from 4.9% in December 2007 to 7.2% in December 2008. Both of these factors tend to dampen demand for housing and negatively impact our business through a decrease in transaction volume and sales prices.

Our business could suffer if consumers are not able to obtain mortgage financing on acceptable terms.

Consumer access to mortgage financing is a major factor in the health of the residential real estate brokerage industry. The affordability and availability of mortgage financing is influenced by a number of factors, including interest rates, lender underwriting criteria, loan product availability, and the liquidity of mortgage backed securities in the secondary market. If potential homebuyers face an increase in interest rates, housing may become less affordable, since at a given income level people cannot qualify to borrow as much principal, or at a given fixed principal amount they will incur higher monthly payments. As mortgages become more expensive, or if potential home buyers are unable to obtain financing at all, they may postpone, cancel, or prolong their plans to purchase a new home or move up to a higher priced home, which should result in fewer closed transactions, a lengthening of the closing process, a reduced demand for homes, and a decline in home prices, any of which may reduce our revenues and increase our costs. In addition, if adjustable rate mortgages reset at rates higher than homebuyers can or will pay, the number of distressed properties entering the residential real estate market should increase, further harming the health of the residential real estate market and, consequently, our results.

The recent tightening in the availability of credit, particularly with respect to mortgage lenders, has and may continue to negatively impact the housing market and, in turn, our financial results.

Currently, we perceive credit standards, including mortgage lending standards, to be tighter than in recent years. We believe this tightness was caused by a multi-year decline in real estate values beginning in late 2005, followed by unexpectedly high mortgage defaults and related losses by lenders and investors on mortgages and mortgage-backed securities. We believe these losses contributed to a crisis in the financial markets and a related banking shock in the second half of 2008. We perceive that lenders and investors, who buy loans and securities backed by mortgages, are tightening credit standards and/or exiting the market for loans that aren’t guaranteed by the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac) the two largest corporations that purchase closed loans from mortgage lenders. Consequently, more lenders currently require homebuyers to have higher credit scores and to provide greater down payments than in recent years. Meeting these requirements has been more difficult as stock prices have plummeted, decreasing the values of homebuyers’ retirement accounts and investments. We have also perceived an increase in lenders’ requests that homebuyers obtain mortgage insurance, particularly as second mortgages and home equity loans become harder to obtain.

Further, an entire group of loan products, including subprime and some Alt A loans, have become less available and, in some markets, almost nonexistent. Following suit are prime, non-conforming loans, principally loans of more than $729,750 through December 31, 2009, making them significantly more costly than in previous years relative to conforming loans (meaning loans with sizes that do not exceed the maximum amounts that may be purchased by Fannie Mae and Freddie Mac). Although Congress has enacted legislation to improve this availability, there can be no assurance that such improvement will happen.

Any continued tightness in the availability of credit to homebuyers may negatively affect home sales prices and the number of home purchases, either of which may reduce our profitability.

If the financial health of Fannie Mae and Freddie Mac cannot be stabilized, the availability of mortgages should decrease, which most likely would negatively impact the housing market and our financial results.

Fannie Mae and Freddie Mac, who together guarantee or own approximately half of the total home mortgages in the United States, have played critical roles in the national housing market by supplying significant liquidity in the market for mortgage lending and buying. In the second half of 2008, Fannie Mae and Freddie Mac experienced significant losses due, at least in part, to the macroeconomic conditions described above, followed by a precipitous drop in their stock prices as investors lost confidence in the future health and viability of those entities. As discussed in more detail in Item 7 of this report under “Federal efforts to bolster the residential real estate market,” the federal government has taken a number of steps to stabilize these institutions, including placing them into conservatorship in September 2008, in part to help stabilize the mortgage market. If either Fannie Mae or Freddie Mac ceases, or significantly curtails, its mortgage lending and buying activities, the availability of mortgages to potential homebuyers would most likely be significantly, and negatively, impacted, as would our ability to do business.

Foreclosures and short sales may continue to cause significant disruption in our business.

Due to the macroeconomic challenges discussed above a significant number of homes sales currently involve distressed properties, that is, homes that are in foreclosure or “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. Increased foreclosures and short sales depress home prices and can also delay the sales process, as short sales can be complicated to complete. An increase in the volume of distressed properties can also negatively impact real estate appraisals, as the value of homes in the surrounding area is dampened, if not significantly and negatively impacted. This effect can prolong, or even prevent, the closing of home purchases, as real estate appraisers find it challenging to determine market value, or establish a value which is less than a proposed contract purchase price. In addition, as more distressed properties are offered for sale, the resulting increase in inventory of homes for sale could put further downward pressure on home prices. Any of these results would most likely have a negative impact on our operating results.

Federal legislation designed to bolster the market for mortgage loans may result in short or long-term fluctuations in the number of residential real estate transactions, which could negatively impact our operating results.

Federal legislation enacted in 2008, among other objectives, seeks to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” up to a maximum of $729,750 in certain markets. New federal legislation enacted in early 2009 extended this legislation with respect to conforming loans through December 2009. Federal and state authorities may continue to enact legislation to address this issue. There can be no assurance that this legislation will accomplish its desired objectives, or that it will have a positive impact on the residential real estate market. As this legislation is implemented, a variety of factors could cause unintended and possibly negative fluctuations in the number of completed residential real estate transactions, which could significantly and negatively impact our operating results.

Federal activities designed to bolster the housing market may fail to achieve its intended objectives or result in unintended consequences, which could harm the residential real estate market and, in turn, our business.

In addition to the legislation described above, during 2008 and early 2009, the federal government and related agencies acted repeatedly to address the decline in the residential real estate market and the tightening in the home mortgage industry. For example, in July 2008, the Housing and Economic Recovery Act of 2008 was enacted, which contains several provisions aimed at bolstering the real estate market and of improving the health of Fannie Mae and Freddie Mac. These institutions were placed into conservatorship in September 2008. In early October 2008, the Emergency Economic Stabilization Act of 2008, authorized the Treasury Secretary (or Treasury) to establish the Troubled Assets Relief Program (or TARP) to, among other things, purchase troubled assets from financial institutions and help stabilize and provide liquidity to the credit markets. In February 2009, American Recovery and Reinvestment Act of 2009 was enacted, which contained additional provisions to stimulate the real estate market including a tax credit for first time homebuyers and an increase to the Federal Housing Administration (or FHA) loan limits and the limits for loans provided through Fannie Mae and Freddie Mac. Also in February 2009, the President introduced a plan to reduce home foreclosures by, among other things, offering incentives to lenders that provide loan modifications to homeowners in danger of foreclosure and granting bankruptcy judges the power to modify loan terms for homeowners in bankruptcy. Additionally the Federal Reserve Board has acted repeatedly throughout 2008 and 2009 to make additional funds available to banks and financial institutions, including by making loans, buying unsecured short-term debt, and buying mortgage-related assets. These federal efforts are discussed in more detail in Item 7 of this report under “Federal efforts to bolster the residential real estate market.” Federal and state authorities may continue to act to address these concerns.

It is too early to assess whether these efforts will be successful in achieving their intended objectives of bolstering the housing market, stabilizing banking and financial institutions, including Fannie Mae and Freddie Mac, or easing the tightness in mortgage lending. In addition, there can be no assurance that these efforts will not result in unintended consequences that could, in fact, worsen the current crises in the housing and lending markets. If these efforts are not successful in achieving their objectives, or result in unintended consequences that are detrimental to the housing and credit markets, our results of operations could be materially harmed.

If the percentage of our business that is composed of representing home sellers, as opposed to home buyers, increases, we may incur additional costs and achieve lower profit margins, particularly in a softened market.

Historically, most of our business has been derived from representing buyers in their home purchases. One of our growth strategies is to increase the portion of our business that is composed of representing sellers in their home listings. The success of this strategy may cause an increase in the percentage of our business that is composed of representing home sellers rather than home buyers. As the portion of our listings business increases, and as listings take longer to sell in a market with higher inventory levels, marketing costs generally increase, and commissions can decrease as buyers demand more last-minute concessions in price before closing, or as lenders cut real estate commissions to make up some of the shortfall in a short sale. If these conditions persist or worsen, we may incur greater listing marketing costs and achieve lower commissions and lower profit margins.

We may not be able to continue to grow market share to offset the impact of the current contraction in the residential real estate market.

During 2008, growth in our new markets helped offset the overall decline in the real estate sales and average sales prices. Our net transaction revenues in existing markets (markets opened before January 1, 2007) decreased to $95.4 million in 2008 from $99.4 million in 2007. Net transaction revenues for new markets (markets opened after December 31, 2006) increased by $8.3 million resulting in an overall increase in net revenues of $4.3 million. We may not be able to sustain this effort at this same rate if the contraction in the residential real estate market continues.

If we fail to recruit, hire and retain qualified agents, we would be less able to service our clients and our business would most likely be impaired.

Our business requires us to hire employees who are licensed real estate agents, and our strategy is based on consistently growing our team of ZipAgents. Competition for qualified agents is intense, particularly in the markets in which we compete, and retention is an industry-wide issue. While there are many licensed real estate agents in our markets and throughout the country, historically we have had challenges in recruiting and retaining properly qualified licensed agents due particularly to agent discomfort with using technology and being actively managed by an employer. In addition, our lower per transaction agent commission model may be unattractive to certain higher performing agents. If we are unable to recruit, train and retain a sufficient number of qualified licensed real estate agents, we would be less able to service our clients properly and our business would likely be impaired.

Historically, the real estate industry has experienced a high level of agent turnover and, likewise, we have experienced a high degree of agent turnover, most of which occurs in the first few months after commencing employment. This turnover has required us to expend a substantial amount of time and money to replace agents who have left. If this situation continues or worsens, our business would most likely be impaired and could cause us to be less effective at expanding our market share in our existing markets and entering new markets.

Also, if the current state of the residential real estate market does not improve materially, we expect to see a reduction in the number of licensed REALTORS® nationwide. The overall decline in the number of real estate agents could make it more difficult for us to employ qualified agents and grow our business.

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

Additionally, we operate a virtual office website, or VOW, which is a password protected website that allows us to show comprehensive MLS data directly to consumers without their having to get the information from an agent. In late 2002, the National Association of REALTORS®, or NAR, the dominant trade organization in the residential real estate industry, adopted a mandatory policy for NAR-affiliated MLSs regarding the use and display of MLS listings data on VOWs. Under the NAR policy, individual MLSs affiliated with NAR, which includes the vast majority of MLSs in the United States, were required to implement their own individual VOW policies consistent with the NAR policy, but NAR extended the deadline for the implementation of its rules at least three times during an investigation by the Antitrust Division of the U.S. Department of Justice, or DOJ, into NAR’s policy that dictates how brokers can display other brokers’ property listings on their websites. In September 2005, NAR replaced its VOW policy with an Internet Listings Display, or ILD, policy containing some of the same or similar features of its former VOW policy, and the DOJ responded by immediately filing a lawsuit in federal court against NAR challenging the ILD policy. In November 2008, the court approved a final settlement of the dispute. The settlement required implementation of a revised VOW policy that prohibits NAR or any NAR affiliated MLS from developing policies that unfairly target brokers like ZipRealty that operate VOWs and requires that such brokers be subject to the same treatment as “traditional” brokerages, or those brokerages that do not operate VOWs. Specifically, the revised policy requires, among other things, that brokers be permitted to distribute the same listing information on a VOW as “traditional” brokers distribute by hand, fax or email, that brokers may not opt-out from showing listings on VOWs and that MLSs are prohibited from restricting the listing information provided to VOWs. However, the settlement allows homeowners to opt-out of displaying their home listing information on the Internet, including on VOWs like the one we operate. While we believe that this settlement and VOW policy will substantially reduce most efforts by the local boards and MLSs to restrict brokers like ZipRealty from serving customers through a VOW, there is risk that local boards and MLSs may try to adopt or enforce unreasonable conditions on VOWs such as the VOW ZipRealty operates.

Prior to the announcement of this settlement, we saw an increase in complaints from local MLSs regarding our use of phrases such as “search MLS listed homes,” “search the MLS” or other phrases including the term “MLS,” and we have received corresponding demands from several MLSs that we refrain from using such phrases on our website and in our marketing materials. We believe that, as a VOW and a member of these MLSs, we have the right to use phrases such as “search MLS listed homes” on our website. We expect that the settlement in the DOJ action described above will lead to a reduction of such complaints. However, any restriction on our ability to use such phrases could impair our ability to communicate that our website displays MLS listings, which could impair our ability to attract customers directly to our website.

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

If mortgage-related rules, regulations or practices change, our rebate could become less valuable to our consumers, which could make our business model less competitive.

We offer rebates to our buying clients, except as noted in this report. If mortgage-related rules, regulations, or practices change, including those enacted, adopted, or applied by state or Federal agencies, including government-sponsored agencies, or if lenders change their practices based on their interpretation of such rules, regulations or practices, the value of our rebate to our buying clients could be impaired, which, in turn, could materially impair a significant aspect of our current business model’s value proposition.

We would likely incur additional expenses or liabilities if our current or former compensation plans, including expense allowance or reimbursement policies, are found to violate federal or state wage and hour laws.

Because our ZipAgents are employees and not independent contractors, we are subject to federal and state regulation of our employment practices, including regulations applicable to our compensation plans, including our expense reimbursement policies for our ZipAgents. We rely on federal and state exemptions, where available, from minimum wage and fair labor standards laws for our ZipAgents, who are compensated primarily through commissions and who are reimbursed for certain business expenses. Such exemptions may not continue to be available, or we may not qualify for such exemptions, which could subject us to penalties and damages for non-compliance. For example, in 2007, Nevada approved legislation that preempts the federal “outside sales exemption” from paying minimum wage and overtime pay in that state. Accordingly, we pay ZipAgents in Nevada minimum wage offset against future commissions, and overtime pay subject to prior manager approval. Also, some states, such as California and New York, have laws requiring the reimbursement of employee expenses, regardless of the terms of any employment contract, which caused us to adopt different compensation practices in these states than elsewhere. Our current and former compensation and expense allowance and reimbursement policies are challenged from time to time through litigation and administrative complaints, including the class action lawsuits described in our reports filed previously with the Securities and Exchange Commission. If exemptions from paying minimum wages are not available in states where we desire to expand our operations or if they cease to be available in the states where we currently operate, or if we are required by federal or state laws to pay additional compensation or to reimburse additional expenses, we would likely incur significant expenses, be subject to lawsuits and administrative complaints, and be required to modify our agent compensation structure in some or all states, which could cause us to suffer significant financial harm, and which could cause our compensation practices to be less attractive to agents or more expensive to the Company.

Our failure to effectively manage the growth of our ZipAgents and related technology could adversely affect our ability to service our clients and harm operating results.

As our operations have expanded, we have experienced rapid growth in our headcount from 2,426 total employees, including 2,180 ZipAgents, at December 31, 2007 to 3,068 total employees, including 2,816 ZipAgents, at December 31, 2008. We expect to continue to increase headcount in the future, particularly the number of ZipAgents. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified agents and improve and maintain our related technology to properly manage our growth. If we do not effectively manage our growth, our agent retention, client service and responsiveness could suffer and our costs could increase, which could negatively affect our brand and operating results. For example, we are implementing a new sales compensation software program to help us better manage our compensation programs across our markets. If we are not able to implement that new software without complications, we could experience reduced agent retention or productivity and a resulting loss of revenue.

Our failure to effectively manage the growth of our control systems could adversely affect our ability to maintain legal compliance.

As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. We may need to implement new systems and controls to help us better comply with the stringent requirements of being a public company, including the requirements of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Effective internal control over financial reporting is required by law and is necessary for us to provide reliable financial reports and effectively prevent fraud. Effective disclosure controls and procedures are required by law and are necessary for us to file complete, accurate and timely reports under the Securities Exchange Act of 1934. Our ability to manage the growth of our control systems and maintain legal compliance could be thwarted by many factors, including turnover in management and the lack of adequate staffing with the requisite expertise and training. Any inability to provide reliable financial reports or prevent fraud or to file complete, accurate and timely reports under the Securities Exchange Act of 1934 could harm our business, harm our reputation and result in a decline in our stock price. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to satisfy successfully regulatory and investor scrutiny, offer our services and implement our business plan.

If we fail to comply with real estate brokerage laws and regulations, we may incur significant financial penalties or lose our licenses to operate.

Due to the geographic scope of our operations and the nature of the real estate services we perform, we are subject to numerous federal, state and local laws and regulations, and regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and implement regulations. For example, we are required to maintain real estate brokerage licenses in each state in which we operate and to designate individual licensed brokers of record. In some states, these licenses are personal to the broker. If we fail to maintain our licenses, lose the services of our designated broker of record or conduct brokerage activities without a license, we may be required to pay fines or return commissions received, our licenses may be suspended or revoked or not renewed or we may be subject to other civil and/or criminal penalties. As we expand into new markets, we will need to obtain and maintain the required brokerage licenses, which may be difficult, and comply with the applicable laws and regulations of these markets, which may be different from those to which we are accustomed, any of which will increase our compliance costs. In addition, as the size and scope of real estate sales transactions increase, both the difficulty and cost of compliance with the numerous state licensing regimes and possible losses resulting from non-compliance will increase. Our failure to comply with applicable laws and regulations, the possible loss of real estate brokerage licenses or litigation by government agencies or affected clients may have a material adverse effect on our business, financial condition and operating results, and may limit our ability to expand into new markets.

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

Our business must comply with the provisions of the federal Real Estate Settlement Procedures Act, or RESPA, as well as comparable state statutes where we do business. These statutes, among other things, prohibit payments that real estate brokers, agents and other settlement service providers may receive for referral of business to other settlement service providers in connection with the closing of real estate transactions, as well as restrict other payments that may be received by or paid to settlement service providers for their services. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. If we or any of our employees fail to comply with any of these statutes, a resulting enforcement proceeding could subject us to substantial financial penalties and/or suspension or loss of our licenses, be expensive to defend, and materially harm our ability to continue operations.

If any of our core services fails to comply with applicable federal and state laws and regulations, we may incur significant financial penalties or lose licenses required to provide these services.

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

These core services are subject to regulation at both the federal and state level, including, in certain instances, regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act, or RESPA, state and local licensing laws and regulations (whether applicable to us or third parties with whom we have arrangements) and federal and state advertising laws, fair lending and insurance-related laws and regulations. Some of these laws and regulations, such as RESPA, do not offer definitive requirements for compliance, making it difficult to determine conclusively whether these core services will comply. The laws of the states in which we conduct business often vary considerably regarding the legality of and licensing requirements for conducting certain business practices, including the payment of compensation, in connection with offering mortgage, title insurance and other insurance products, and these states often do not provide definitive guidance concerning when these practices are illegal or require licensure, which can make it difficult to determine whether our practices are in legal compliance. In addition, to the extent that these core services are offered through affiliates or arrangements with independent third parties, we may have little ability to verify that these parties comply with applicable laws and regulations. Also, as these core services are expanded into new markets, they may be subject to additional licensing requirements, and such licenses may be difficult to obtain and maintain. Further, the providers and services will be required to comply with the applicable laws and regulations of these expansion markets, which may be different from the laws and regulations to which they were previously subject, all of which will increase compliance costs.

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

As mentioned above, we are currently exploring or beginning to implement several options for offering and/or marketing core services, and we expect that some of these services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through marketing arrangements with independent third parties, such as title, mortgage and insurance companies. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our brand name and client relationships could suffer. For example, for several years, we received revenues from our marketing relationship with E-LOAN, Inc., which provided mortgage services through the ZipRealty Mortgage Center on our website and paid us a flat monthly fee (representing less than 3% of our revenues during fiscal year 2007). Our marketing relationship with E-LOAN terminated as of October 31, 2008. Not only did we lose the marketing revenues from that relationship (which have relatively little associated expenses), but also our clients could have a more difficult time obtaining the financing needed to purchase a home through us, which could negatively impact our transaction revenues. In addition, although not applicable to our arrangement with E-LOAN, upon the termination of an arrangement with an independent third party to provide core services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. Any of these events could negatively impact our business and financial condition.

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

We currently operate in 35 markets, including 18 of the 25 most populous U.S. metropolitan statistical areas. A part of our business strategy is to grow our business by entering into additional real estate markets and, to this end, in 2005 we commenced operations in Las Vegas in April, Houston in June and Miami in October. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater Philadelphia area in December. In 2007, we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September and Westchester County in December. In 2008 we commenced operations in Long Island in March and Hartford in July and depending on market conditions, we have plans to enter up to two additional markets during 2009, including our previously announced entry into the Portland, Oregon market.

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

The residential real estate market is highly fragmented, and we have numerous competitors, many of which have greater name recognition, longer operating histories, larger client bases, and significantly greater financial, technical and marketing resources than we do. Some of those competitors are large national brokerage firms or franchisors, such as Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We are also subject to competition from local or regional firms, as well as individual real estate agents. Our technology-focused business model is a relatively new approach to the residential real estate market and many consumers may be hesitant to choose us over more established brokerage firms employing traditional techniques. Furthermore, customers increasingly enjoy more options for online real estate information, as many more real estate companies, brokers, and agents, media companies, individual and consolidated MLSs and the National Association of REALTORS®, operate competing websites and are increasingly using the Internet to market to potential customers. As a result, we must continue to innovate to compete, and, even with new innovation, customers may not distinguish or value the benefits of our website and technology offerings. Consequently, any technology-based benefits we have may dissipate significantly, or erode entirely, over time.

Some of our competitors are able to undertake more extensive marketing campaigns, make more attractive offers to potential agents and clients and respond more quickly to new or emerging technologies. According to REAL Trends, average commissions charged in the real estate brokerage industry declined from 5.44% in 2000 to 5.02% to 2005 (although they subsequently increased in 2006 and 2007 to 5.18% and 5.25%, respectively). Some of our competitors with greater resources may be able to better withstand the short- or long-term financial effects of changing commission percentages. In addition, the barriers to entry to providing an Internet-enabled real estate service are low, allowing current or new competitors to adopt certain aspects of our business model, including offering comprehensive MLS data to clients via the Internet, thereby reducing our competitive advantage. We may not be able to compete successfully for clients and agents, and increased competition could result in price reductions, reduced margins or loss of market share, any of which would harm our business, operating results and financial condition.

We also compete or may in the future compete with various online services, such as LendingTree (which owns RealEstate.com), MarketLeader (formerly HouseValues, Inc.), HomeGain, Inc., Move, Inc. and its REALTOR.com® affiliate, Zillow and Yahoo! Inc. that also look to attract home buyers and sellers using the Internet and monetize those relationships. Move is affiliated with NAR, the National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages.

In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. In order to continue growing, our business model must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. Also, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and leads.

Changes in federal and state real estate laws and regulations, and rules of industry organizations such as the National Association of REALTORS®, could adversely affect our business.

The real estate industry is heavily regulated in the United States, including regulation under the Fair Housing Act, the Real Estate Settlement Procedures Act, state and local licensing laws and regulations and federal and state advertising laws. In addition to existing laws and regulations, states and industry participants and regulatory organizations could enact legislation, regulatory or other policies in the future that could restrict our activities or significantly increase our compliance costs. Moreover, the provision of real estate services over the Internet is a relatively new and evolving business, and legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives governing the conduct of our business. If existing laws or regulations are amended or extended or new laws or regulations are adopted, we may need to comply with additional legal requirements and incur significant compliance costs, or we could be precluded from certain activities, any of which could have a material adverse effect on our business activities or results thereof. Because we operate through our website, state and local governments other than where the subject property is located may attempt to regulate our activities, which could significantly increase our compliance costs and limit certain of our activities. In addition, industry organizations, such as NAR and other state and local organizations, can impose standards or other rules affecting the manner in which we conduct our business. Any significant lobbying or related activities, either of governmental bodies or industry organizations, required to respond to current or new initiatives in connection with our business could substantially increase our operating costs and harm our business.

We derive a significant portion of our leads through third parties, and if any of our significant lead generation relationships are terminated, impaired or become more expensive, our ability to attract new clients and grow our business may be adversely affected.

We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source, HomeGain, Inc., which competes with us for online customer acquisition, generated approximately 19%, 21% and 27% of our leads during 2008, 2007 and 2006, respectively.

Some of our lead source providers have been experiencing economic difficulties and laying off employees. Should we lose a large lead supplier, whether through insolvency or otherwise, or should our leads from other sources become materially more expensive, we may not be able to obtain substitute sources on acceptable terms, which may impair our ability to attract new clients and grow our business. Our business may also be impaired to the extent that state laws or NAR or MLS regulations make it more difficult or expensive for lead generators to provide us with sufficient leads. For example, as discussed above, we have seen an increase in complaints from local MLSs regarding our use of phrases such as “search MLS listed homes,” or other phrases including the term “MLS,” and we have received corresponding demands from several MLSs that we refrain from using such phrases. If these MLSs are successful in restricting our ability to use these terms on our website or in our marketing materials, our ability to attract clients directly to our website could be impaired, which could increase our cost of obtaining leads.

Our ability to expand our business may be limited by state laws governing cash rebates to home buyers.

A significant component of our value proposition to our home buyer clients is a cash rebate provided to the buyer at closing. Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Certain states, such as Alaska, Kansas, Louisiana, Mississippi, New Jersey, Oklahoma, Oregon and Tennessee, may presently prohibit sharing any commissions with, or providing rebates to, clients who are not licensed real estate agents. In addition, other states may limit or restrict our cash rebate program as currently structured, including Missouri and New York, although we have received guidance from the New York State Attorney General’s office indicating that the applicable law in New York would not be interpreted and/or enforced in such a way as to restrict rebates to consumers. In connection with entry into the Greater Philadelphia area, we entered the New Jersey market, where the payment of cash rebates is currently not permitted by law. Consequently, in New Jersey, in lieu of offering a cash rebate to our buyers, we make a donation to a local charity through United Way equal to 20% of our commissions, although we plan to discontinue this practice effective April 1, 2009. Similarly, in 2009 we plan to enter the Portland market from which we plan to serve portions of Oregon and Washington. Cash rebates are prohibited by law in Oregon and, therefore, we plan to adjust our pricing structure and/or value proposition for our buyers serviced in our Portland market. Should we decide to expand into any of these other states where the payment of cash rebates are restricted or prohibited, we may need to adjust our pricing structure or refrain from offering rebates to buyers in these states. Moreover, we cannot predict whether alternative approaches will be cost effective or easily marketable to prospective clients. The failure to enter into these markets, or others that adopt similar restrictions, or to successfully attract clients in these markets, could harm our business.

We have undergone significant management transitions recently and need to successfully integrate new members of the management team as well as retain key personnel or our business could be harmed.

The loss of the services of one or more of our key personnel could seriously harm our business. For example, Mr. Joseph Patrick Lashinsky assumed the position of President on January 8, 2007 and the additional position of Chief Executive Officer on June 4, 2007, and Mr. Charles C. (Lanny) Baker assumed the position of Chief Financial Officer on December 1, 2008. Our success depends on the contributions of Mr. Lashinsky, Mr. Baker and other senior level sales, operations, marketing, technology and financial officers. Our business plan was developed in large part by our senior level officers and its implementation requires their skills and knowledge. With the exception of Mr. Lashinsky and Mr. Baker, none of our officers or key employees have an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives.

As we implement changes in our agent compensation policies, we may incent behaviors that cause an increase in our expenses and potentially a decrease in our profit margin with the goal of increasing our sales and overall profitability.

From time to time, we implement changes to our agent compensation policies to achieve certain goals, for example, the improvement of agent productivity and retention. Beginning in approximately 2007, we implemented increased recognition and reward programs that provide agents with increased compensation based on factors such as tenure or achievement of certain productivity levels. However, the implementation of these programs has caused a slight decrease in our gross margin as more agents have become eligible for participation. We may, in the future, opt to implement additional changes in our agent compensation policies that may increase our compensation expenses, and possibly decrease our profit margins, with the goal of increasing our sales and overall profitability

As we test or roll out changes in our agent compensation policies, we may cause agent attrition, leading to lower profitability.

From time to time, we test new agent compensation policies in certain of our markets, with the goal of rolling out new policies that will improve agent recruitment, retention or profitability. For example, in 2008, we implemented a test compensation program in select markets to provide agents the opportunity to achieve higher commission splits as they earn increased transaction revenue, and to provide a higher commission level for those transactions with clients from the agent’s personal sphere of influence. Our goal for this test is to develop a compensation program that incents our agents to achieve increased transaction revenue and rewards agents for engaging clients from their personal sphere of influence in order to increase agent retention and productivity, thereby increasing our profits. However, any negative reaction by our agents concerning this or other test programs could result in a decline in recruitment, as well as an increase in agent attrition and a reduction in agent productivity.

We monitor and evaluate the use of our website by our registered users, which could raise privacy concerns.

Visitors to our website that register with us receive access to home listing and related information that we do not make available to unregistered users. As part of the registration process, our registered users consent to our use of information we gather from their use of our website, such as the geographic areas in which they search for homes, the price range of homes they view, their activities while on our website and other similar information. They also provide us with personal information such as telephone numbers and email addresses and our registered users consent to our internal use of this personal information. Our website includes a copy of our privacy policy, which sets forth our practices with respect to sharing website use and personal information when necessary to administer products or services we or companies with which we are affiliated may provide, when we have users’ permission, when required by law, or as otherwise described in our privacy policy. If we were to use this information outside the scope of our privacy policy or otherwise fail to observe any legal obligation keep this information confidential from third parties, including our former agents, we may be subject to legal claims or government action and our reputation and business could be harmed. Also, concern among consumers regarding our use of information gathered from visitors to our website could cause them not to register with us, which would reduce the number of leads we derive from our website. Because our website is our primary client acquisition tool, any resistance by consumers to register on our website would harm our business and results of operations, and could cause us to alter our business practices (including our offering of, or entry into joint marketing arrangements for, core services such as insurance and mortgage) or incur significant expenses to educate consumers regarding the use we make of information.

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

The residential real estate market traditionally has experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing (although time to close can be significantly extended when foreclosed or short sale home is involved). Historically, this seasonality has caused our revenues, operating income, net income and cash flow from operating activities to be lower in the first and fourth quarters and higher in the second and third quarters of each year. However, there can be no assurance that the seasonality pattern for fiscal year 2009 or any fiscal year will be consistent with past experience, and macroeconomic changes in the market could mask the impact of seasonality.

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

The performance and reliability of our technology infrastructure are critical to our reputation and ability to attract and retain clients and agents. In January 2009, we moved our primary network infrastructure co-location to a facility in Aurora, Colorado and have retained our Sunnyvale, California facility as a back-up facility. Our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any interruption, delay or system failure could result in client and financial losses, litigation or other consumer claims and damage to our reputation.

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.

Presently, our business is conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 37% of our net transaction revenues in the State of California in both 2008 and 2007. Our geographic concentration makes us as a whole more vulnerable to the effects of forces and events beyond our reasonable control, such as regional disasters including earthquakes, harsh weather, economic or market conditions, or other events outside of our control, such as shifts in populations away from markets that we serve, or terrorist attacks. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically.

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

The trading price of our common stock may fluctuate widely, depending upon many factors, some of which are beyond our control. These factors include, among others, the risks identified above and the following:

•	variations in our quarterly results of operations;

•	changes in our financial guidance for future periods;

•	announcements by us or our competitors or lead source providers;

•	the relatively low level of public float and average daily trading volumes of our common stock;

•	changes in estimates of our performance or recommendations, or termination of coverage, by securities analysts;

•	inability to meet quarterly or yearly estimates or targets of our performance;

•	the hiring or departure of key personnel, including agents or groups of agents or key executives;

•	changes in our reputation;

•	acquisitions or strategic alliances involving us or our competitors;

•	changes in the legal and regulatory environment, as well as the rules of trade associations, affecting our business;

•	any repurchase by us of our outstanding stock;

•	the adoption by us of any stockholder rights plan; and

•	market conditions in our industry and the economy as a whole.

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

As of December 31, 2008, we had 20,272,915 shares of common stock outstanding. These shares are eligible for sale, subject in some cases to the volume and other restrictions of Rule 144 under the Securities Act of 1933.

The relatively small average daily trading volume of our stock could result in volatility in our trading prices, particularly if a large block of our stock is traded.

The average daily trading volume of our common stock on The NASDAQ Stock Market is relatively small, averaging approximately 21,000 shares per trading day during 2008. Consequently, the trading price of our stock on any given day could be volatile, particularly if a relatively large block of stock is traded on that day. For example, several of our earliest investors, including Benchmark Capital Partners, Vanguard Ventures, and each of their affiliates, still own a significant number of shares of our common stock. If these investors, or any other holders of our common stock, determined to sell all or a part of their holdings, those sales could depress the trading price of our common stock.

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

These and other provisions in our amended and restated certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions

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

Market information

Our common stock began trading on The NASDAQ Stock Market under the symbol “ZIPR” on November 10, 2004. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by The NASDAQ Stock Market:

	High	Low
2007 Calendar year
First Quarter	$7.83	$7.07
Second Quarter	$7.69	$7.00
Third Quarter	$7.51	$6.01
Fourth Quarter	$6.63	$4.59
2008 Calendar year
First Quarter	$6.02	$4.85
Second Quarter	$5.28	$3.94
Third Quarter	$4.59	$3.75
Fourth Quarter	$4.19	$2.15

As of March 10, 2009, we had approximately 76 common stockholders of record and a substantially greater number of beneficial owners.

Stock Performance Graph

The following performance graph compares the percentage change in the cumulative total stockholder return on shares of our common stock with the cumulative total return for:

•	the AmEx Interactive Week Internet Index (our Peer Group Index), and

•	the Total Return Index for The NASDAQ Stock Market (U.S. and Foreign).

This comparison covers the period from November 10, 2004 (the first day of trading after the effectiveness of the registration statement for our initial public offering) to December 31, 2008 (the last trading day in our fiscal year 2008). It assumes $100 was invested on November 10, 2004 in shares of our common stock, our peer corporations and The NASDAQ Stock Market, and assumes reinvestment of dividends, if any.

The Interactive Week Internet Index is a modified-capitalization weighed index designed to measure a cross section of companies involved in providing internet infrastructure and access, developing and marketing internet content and software, and conducting business over the internet. The Interactive Week Internet Index was developed by The American Stock Exchange and Ziff-Davis Publishing. We previously used the Goldman Sachs Internet Index for our peer group comparative return. However, Standard & Poor’s acquired the index from Goldman Sachs Group in February 2007 and the index is no longer available. The Total Return Index for The NASDAQ Stock Market (U.S. and Foreign) comprises all ADRs, domestic shares, and foreign common shares traded on The NASDAQ Global Market and The NASDAQ Capital Market, excluding preferred shares, rights and warrants.

Date	ZipRealty	Peer Group	Total NASDAQ Returns
November 10, 2004	100.00	100.00	100.00
December 31, 2004	109.63	108.70	106.92
December 30, 2005	51.66	110.09	108.39
December 29, 2006	45.95	125.80	118.71
December 31, 2007	34.36	145.33	130.36
December 31, 2008	16.26	84.58	77.51

The stock price performance shown on the graph is not necessarily indicative of future price performance. Our closing stock price on March 6, 2009 was $2.26.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data	(In thousands, except per share data)
Net transaction revenues	$105,427	$101,100	$92,659	$91,082	$60,749
Referral and other revenues	2,023	2,762	2,728	2,323	1,539

Net revenues	107,450	103,862	95,387	93,405	62,288

Operating expenses:
Cost of revenues	62,702	58,613	52,166	51,122	33,903
Product development	8,678	7,320	5,775	3,034	2,257
Sales and marketing	40,571	38,256	30,910	24,855	16,896
General and administrative	12,789	15,409	13,461	9,204	6,369
Litigation (recovery), net	(1,355)	3,550	—	4,164	—

Total operating expenses	123,385	123,148	102,312	92,379	59,425

Income (loss) from operations	(15,935)	(19,286)	(6,925)	1,026	2,863

Other income (expense):
Interest income	2,518	4,401	3,907	2,741	411
Other income (expense), net	75	1	(16)	(14)	(1)

Total other income (expense), net	2,593	4,402	3,891	2,727	410

Income (loss) before income taxes	(13,342)	(14,884)	(3,034)	3,753	3,273
Provision for (benefit from) income taxes	—	—	17,560	(16,714)	89

Net income (loss)	$(13,342)	$(14,884)	$(20,594)	$20,467	$3,184

Cumulative preferred stock dividends	—	—	—	—	552
Amount allocated to participating preferred shares	—	—	—	—	2,632

Net income (loss) available to common stockholders	$(13,342)	$(14,884)	$(20,594)	$20,467	$—

Net income (loss) per share:
Basic	$(0.64)	$(0.66)	$(1.00)	$1.02	$—
Diluted	$(0.64)	$(0.66)	$(1.00)	$0.82	$—
Weighted average common shares outstanding:
Basic	20,917	22,586	20,542	20,089	3,798
Diluted	20,917	22,586	20,542	25,080	3,798

Effective January 1, 2006, we adopted the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”).

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data	(In thousands)
Cash, cash equivalents and short-term investments	$49,389	$80,467	$88,808	$88,909	$83,497
Working capital	45,581	72,314	83,794	84,047	80,923
Total assets	59,967	90,819	98,357	113,953	88,126
Total long-term liabilities	441	503	513	38	90
Total liabilities	9,316	13,093	10,488	10,172	5,855
Total stockholders’ equity (deficit)	$50,651	$77,726	$87,869	$103,781	$82,271

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

OVERVIEW

General

We are a full-service residential real estate brokerage firm, using our user-friendly website and employee real estate agents to provide homebuyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform help to reduce costs, allowing us to pass on significant savings to consumers as permitted by law. We typically share a portion of our commissions with our buyer clients in the form of a cash rebate, and typically represent our seller clients at fee levels below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers.

Our net revenues are composed primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate (or, in New Jersey, net of charitable donation until April 1, 2009) or commission discount, if any, paid or offered to our clients. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain co-marketing arrangements, such as mortgage lenders to whom we provide access through the mortgage center on our website, who typically pay us a flat monthly fee that is established on a periodic basis. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore our options for entering into additional co-marketing arrangements or offering other services related to the purchase, sale and ownership of a home and have begun offering property and casualty insurance (including auto insurance) services through a subsidiary.

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

We were founded in 1999, currently have operations in 35 markets, and as of December 31, 2008 employed 3,068 people, of whom 2,816 were ZipAgents. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater Philadelphia area in December. During 2007 we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September, and Westchester County in December. During 2008 we commenced operations in Long Island in March 2008 and Hartford in July 2008 and depending on market conditions, we have plans to enter up to two additional markets during 2009, including our previously announced entry into the Portland, Oregon market.

Trends in our business and financial and real estate markets

Decline in the residential real estate market. Although our business has experienced increasing revenue growth and transaction volume on an annual basis since our inception in 1999, in the past few years our business has been negatively impacted by macroeconomic conditions that have resulted in slower revenue growth and a decline in average net revenue per transaction. The residential real estate market began to soften in the fall of 2005. As mortgages consequently went into default, lender underwriting criteria tightened, which reduced homebuyers’ ability to obtain acceptable funding for home purchases, further dampening the residential real estate market. The tightening of credit has also resulted in lower closing yields as transactions fail to close, creating a further downward pressure on home prices. We believe that the recent increase in the unemployment rate, together with greater job insecurity and a further decline in consumer confidence on a macroeconomic level, have added additional downward pressure on home prices and have impacted our closing yields. Other factors have likely contributed to the slowdown as well, including volatility in fuel prices, and the fact that home prices prior to this slowdown had been increasing at historically high rates, well ahead of household income growth.

Currently, we have little visibility into when the residential real estate market will stabilize, and in which markets that stabilization will first occur. The residential real estate market may continue to soften in the foreseeable future, particularly given the recent crisis in the financial and banking industries. We may continue to experience slower growth rates versus our historical levels as buyers react cautiously to challenging market conditions. The current indications we have concerning the health of the residential real estate market include the following:

•

A high percentage of our sales volume is composed of distressed properties, that is, homes that are in foreclosure or “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In 2008, approximately 35% of our sales consisted of distressed properties. We expect distressed properties to continue to represent a significant portion of our business in the foreseeable future. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in their neighborhoods.

•

Nationally, home sales prices have declined, and home sales volumes have flattened, which continues to result in high inventories of homes available for sale. According to the National Association of REALTORS®, or NAR, the national median home price decreased 15.3% year-over-year in December 2008. Months of inventory levels in December 2008 decreased modestly from levels in December 2007, and high inventories persist as the annual rate of existing home sales decreased 3.5% year-over-year in December 2008 to a seasonally adjusted rate of 4.74 million. For all of 2008 existing home sales declined 13.1%.

•

Evidence suggests a turnaround in some markets, particularly where home prices have already dropped dramatically. For example, in California, the California Association of REALTORS® reported that the median home price decreased by 41.5% year-over-year in December 2008 but, inversely, that home sales increased 84.9% year-over-year in December 2008.

•

The number of licensed real estate agents continues to decline. NAR has reported that its total membership of REALTORS® fell approximately 10.6% from January 31, 2008 to January 31, 2009. In California, NAR has reported that its total membership fell approximately 7.4% during the same period. If the current state of the residential real estate market does not improve materially, we expect to see a further reduction in the number of licensed REALTORS® nationwide and in our largest markets. We expect that overall declines in agent ranks will be comprised disproportionately of less skilled real estate agents, with the better agents continuing in the business. We also expect that the prolonged market distress may deal a critical blow to some of our competitors. It is our hope that these events, if they occur, will increase the percentage of highly skilled real estate agents on the market, and reduce the competition for such agents, but we cannot know whether this result will occur, or whether the overall decline in the number of real estate agents will make it more difficult for us to employ qualified agents and grow our business.

Impact of availability of home loans on residential real estate market. We believe that the availability of home loans is critical to the residential real estate market. Currently, we perceive credit standards, including mortgage lending standards, to be tight. We believe this tightness was caused by a multi-year softness in the residential real estate market beginning in late 2005, followed by unexpectedly high mortgage defaults and related losses by lenders and investors on mortgages and mortgage-backed securities, which, at least in part, resulted in a crisis in the financial markets and a related banking shock in the second half of 2008. We perceive that investors, who buy loans and securities backed by mortgages, are tightening credit standards and/or exiting the market for loans that aren’t guaranteed by the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac), the two largest corporations that purchase closed loans from mortgage lenders.

Consequently, more lenders currently require homebuyers to have higher credit scores and to provide greater down payments than in recent years. Meeting these requirements has been more difficult as stock prices have plummeted, decreasing the values of homebuyers’ retirement accounts and investments. We have also perceived an increase in lenders’ requests that homebuyers obtain mortgage insurance, particularly as second mortgages and home equity loans become harder to obtain.

Further, an entire group of loan products, including subprime and some Alt A loans, have become less available and, in some markets, almost nonexistent. Following suit are prime, non-conforming loans, principally loans of more than $729,750 through December 31, 2009, making them significantly more costly than in previous years relative to conforming loans (meaning loans with sizes that do not exceed the maximum amounts that may be purchased by Fannie Mae and Freddie Mac). Although Congress has enacted legislation to improve the availability of mortgages, there can be no assurance that such improvement will happen.

In addition, Fannie Mae and Freddie Mac, who together guarantee or own approximately half of the total home mortgages in the United States, have played critical roles in the national housing market by supplying significant liquidity in the market for mortgage lending and buying. In the second half of 2008, Fannie Mae and Freddie Mac experienced significant losses due, at least in part, to the macroeconomic conditions described above, followed by a precipitous drop in their stock prices as investors lost confidence in the future health and viability of those entities. As discussed in more detail below, the Federal government placed these institutions into conservatorship in the fall of 2008, in part to help stabilize the mortgage market. If either Fannie Mae or Freddie Mac ceases, or significantly curtails, its mortgage lending and buying activities, the availability of mortgages to potential homebuyers, and consequently the residential real estate market, could worsen significantly.

Federal efforts to bolster the residential real estate market. During 2008, the federal government and related agencies acted repeatedly to address the decline in the residential real estate market and the tightening in the home mortgage industry. For example:

•

In the first quarter of 2008, federal legislation was enacted that, among other objectives, attempted to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” up to a maximum of $729,750 in certain markets. In early 2009, this legislation was extended through December 2009.

•

In July 2008, the President signed the Housing and Economic Recovery Act of 2008, which introduced several initiatives aimed at helping to shore up the real estate market. These provisions included a limited first-time home buyer’s income tax credit of up to $7,500; prohibitions against certain seller-funded down payment assistance programs, beginning October 1, 2008; a permanent increase in the conforming loan limit up to the greater of $417,000, or 115% of the local area median home price, capped at $625,500; a permanent increase in the Federal Housing Administration (or FHA) loan limit to the greater of $271,050 and 115% of the local area median home price, capped at $625,500; an FHA foreclosure rescue plan, designed to assist homebuyers with problematic loans; temporary increases in the Veterans Administration (or VA) loan limit; and authorization for the Treasury Department to make loans to and buy stock from Fannie Mae and Freddie Mac. During the third quarter of 2008, the government announced several steps taken with respect to Fannie Mae and Freddie Mac in order to shore up their capital positions and provide liquidity to the mortgage market, including placing Fannie Mae and Freddie Mac in conservatorship in September 2008.

•

In early October 2008, the President signed the Emergency Economic Stabilization Act of 2008, which authorized the Treasury Secretary (Treasury) to establish the Troubled Assets Relief Program (TARP) to, among other things, purchase troubled assets from financial institutions and help stabilize and provide liquidity to the credit markets. Later that month, Treasury announced a program pursuant to TARP to invest capital in certain banking institutions to improve their solvency and foster additional lending.

•

In February 2009, the President signed the American Recovery and Reinvestment Act of 2009, which included additional provisions to bolster the real estate market. These provisions include a first time home buyer’s income tax credit of up to $8,000 with no repayment requirement; an increase to the limit for loans provided through Fannie Mae and Freddie Mac to $729,750; and restoration of the floor for FHA loan guarantee programs in “normal” markets to $271,050 with discretion for the Secretary of Housing to approve FHA backed loans of up to 125% of the median home price in high-cost markets up to $729,750.

•

In February 2009, the President introduced a plan to reduce home foreclosures by, among other things, offering incentives to lenders that provide loan modifications to homeowners in danger of foreclosure and granting bankruptcy judges the power to modify loan terms for homeowners in bankruptcy.

In addition, throughout 2008 and early 2009 the Federal Reserve Board, or FRB, has acted repeatedly to make additional funds available to banks and financial institutions, including by making loans, buying unsecured short-term debt, and buying mortgage-related assets. The FRB regulates the supply of money in the United States, including through the extension of credit to banks and other financial institutions, and its actions often have a significant impact on interest rates. The FRB typically has the power to act independently of Congress.

While we believe the steps taken with respect to Fannie Mae and Freddie Mac to shore up their capital positions and to provide liquidity to the mortgage market are positive, it is too early for us to assess whether the federal activities described above will have a positive and meaningful impact on stabilizing the banking and financial industries, on the availability of credit, on spurring first-time homebuyers to purchase a home, and on the overall residential housing market

Changes to our business model. Over time, we have made significant adjustments to our cost structure and revenue model in order to improve the financial results of our business, including to the compensation and expense reimbursement structure for ZipAgents. Currently, our ZipAgents earn a compensation package consisting of a percentage of the commissions they generate for us that ranges from 35% to 80% or more, based on their productivity, of our net revenues, after deducting certain other items. We also provide our ZipAgents with health, retirement and other benefits, subject to meeting certain tenure requirements and pay for certain marketing costs and other business expenses. ZipAgents may also be granted equity incentives based on performance. We may choose or be required to make further modifications to our compensation structure in the future. For example, Nevada approved legislation that preempts the federal “outside sales exemption” from paying minimum wages in that state. Accordingly, on November 1, 2007 we began paying minimum wage and, where required, overtime pay, to our ZipAgents in Nevada. The minimum wage payments will be offset against future commissions earned, if any.

We have lowered our buyer rebate percentage several times to improve our revenue model. We implemented these buyer rebate percentage reductions for several reasons, including our determination that our growing reputation for superior service allowed us not to compete solely on price, our efforts to improve our revenue model and agent compensation model, and our desire to offer a simplified rebate structure to our clients. During early 2009, we plan to cease offering a rebate in transactions valued at less than $100,000.

In connection with entry into the Greater Philadelphia area in December 2006, we entered the New Jersey market, where the payment of cash rebates is currently not permitted by law. Consequently, we do not offer a rebate to our clients in New Jersey. In lieu of offering a cash rebate to our buyers in New Jersey, we make a donation to a local charity through United Way equal to 20% of our commissions, although we plan to discontinue this practice effective April 1, 2009.

In 2009, we plan to launch our Portland market to serve portions of Oregon and Washington. Rebates are prohibited under Oregon law and, thus, we will not offer our rebate to clients in the Portland market. We plan to adjust our pricing structure and/or value proposition for our buyers serviced in our Portland market.

Historically, most of our business has been derived from representing buyers in their home purchases. One of our growth strategies is to increase the portion of our business that is composed of representing sellers in their home listings. If this strategy succeeds, and the portion of our listings business increases, and as listings take longer to sell in a market with higher inventory levels, marketing costs generally increase, and commissions can decrease as buyers demand more last-minute concessions in price before closing. If the softened market persists, we may incur greater listing marketing costs and achieve lower commissions and lower profit margins.

Fluctuations in quarterly profitability. Since first achieving profitability in the first quarter of 2005, we have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors including seasonality, new market expansion, legal settlements, ongoing market challenges and tightening in the availability of home mortgage credit.

Industry changes in commission percentages. According to REAL Trends, average commission percentages charged in the real estate brokerage industry declined from 5.44% in 2000 to 5.02% to 2005 (although they subsequently increased in 2006 and 2007 to 5.18% and 5.25%, respectively). Total commission revenues increased from $42.6 billion to $65.5 billion from 2000 to 2005 and decreased to $59.7 billion and $49.4 billion in 2006 and 2007, respectively. In the event that commission revenues continue to decline, we have designed our business model around an attractive cost structure and operational efficiencies which we believe should allow us to continue to offer our services at prices less than those charged by the majority of our competitors.

Changes in competitive landscape. The competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate of their commission. RealEstate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers, and has opened a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker websites. These companies have limited operating histories upon which to evaluate their operations and future prospects. However, we believe these companies, as well as ours, reflect that the real estate industry is experiencing, and will continue to experience, significant changes due, in part, to the introduction of new technologies, new businesses, and new business models. In order to be successful, our services must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and customers.

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

The impact of seasonality can be masked by the general health of the residential real estate market at any given point in time, whether affected by macroeconomic events, periodic business cycles or other factors. Generally, when economic times are fair or good, the housing market tends to perform well. If the economy is weak, if interest rates dramatically increase, if mortgage lending standards tighten, or if there are disturbances such as terrorist attacks or threats, the outbreak of war or geopolitical uncertainties, the housing market likely would be negatively impacted.

Historical variations in U.S. interest rates. Over the past several decades, the national residential real estate market has demonstrated significant growth, with annual existing home sales volume growing from 1.6 million in 1970 to approximately 7.1 million in 2005 and median existing home sales prices increasing every year during that period. Between 1970 and 2005, the volume of existing home sales had declined for at least two consecutive years only twice since 1970, namely 1979 through 1982 and 1989 through 1990. We are currently in such a period of decline. Sales have fallen from their 2005 peak to approximately 5.7 million in 2007 and fell again in 2008 to approximately 4.9 million. Sales volume changes are sensitive to, but do not always follow, interest rate changes. The declines in sales volumes in the 1979 through 1982 period occurred while interest rates were at historic highs, with long-term U.S. Treasury rates exceeding 10%. However, with rates remaining at similarly high levels, sales increased during the period from 1983 through 1986. Average interest rates were lower during the second period of consecutive year declines, 1989 through 1990, than they had been in the expansion period ending in 1988.

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

Revenue recognition

We derive the substantial majority of our revenues from commissions earned as agents for buyers and sellers in residential real estate transactions. We recognize commission revenues upon closing of a sale and purchase transaction, net of any rebate or commission discount, or transaction fee adjustment, as evidenced when the escrow or similar account has closed and transaction documents have been recorded and funds disbursed to all appropriate parties. We recognize non-commission revenues from our other business relationships, such as lender marketing relationships, as the fees are earned from the other party typically on a monthly fee basis.

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our ZipAgent Platform, in accordance with the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and Emerging Task Force Issue No. 00-02, Accounting for Website Development Costs. We capitalize the payroll and direct payroll-related costs of employees who devote time to the development of internal-use software. We amortize these costs over their estimated useful lives, which typically range between 15 to 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

Stock-based compensation

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.

We estimate the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of our common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options is estimated by taking the average of the vesting term and the contractual term of the option as provided by Staff Accounting Bulletin No. 110 (SAB 110). We estimate expected forfeitures based on various factors including employee class and historical experience. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised.

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

SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at December 31, 2008.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Statements of Operations Data	(In thousands, except per share amounts)
Net transaction revenues	$105,427	$101,100	$92,659
Referral and other revenues	2,023	2,762	2,728

Net revenues	107,450	103,862	95,387

Operating expenses:
Cost of revenues	62,702	58,613	52,166
Product development	8,678	7,320	5,775
Sales and marketing	40,571	38,256	30,910
General and administrative	12,789	15,409	13,461
Litigation (recovery), net	(1,355)	3,550	—

Total operating expenses	123,385	123,148	102,312

Loss from operations	(15,935)	(19,286)	(6,925)

Other income (expense):
Interest income	2,518	4,401	3,907
Other income (expense), net	75	1	(16)

Total other income (expense), net	2,593	4,402	3,891

Loss before income taxes	(13,342)	(14,884)	(3,034)
Provision (benefit) for income taxes	—	—	17,560

Net loss	$(13,342)	$(14,884)	$(20,594)

Net loss per share:
Basic and diluted	$(0.64)	$(0.66)	$(1.00)
Weighted average common shares outstanding:
Basic and diluted	20,917	22,586	20,542

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
Statements of Operations Data	2008	2007	2006
Net transaction revenues	98.1%	97.3%	97.1%
Referral and other revenues	1.9	2.7	2.9

Net revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	58.4	56.4	54.7
Product development	8.1	7.0	6.0
Sales and marketing	37.8	36.8	32.4
General and administrative	11.9	14.8	14.1
Litigation (recovery), net	(1.3)	3.4	—

Total operating expenses	114.9	118.4	107.2

Loss from operations	(14.9)	(18.4)	(7.2)

Other income (expense):
Interest income	2.3	4.2	4.1
Other income (expense)	0.1	—	—

Total other income (expense), net	2.4	4.2	4.1

Loss before income taxes	(12.5)	(14.2)	(3.1)
Provision (benefit) for income taxes	—	—	18.4

Net loss	(12.5)%	(14.2)%	(21.5)%

Comparison of the years ended December 31, 2008 and December 31, 2007

Other operating data

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
Number of markets (1)
Comparable existing markets	23	23	0
New markets	12	10	2

Total	35	33	2

Number of transactions closed during the period (2)
Comparable existing markets	14,959	13,581	1,378	10.1%
New markets	2,197	381	1,816	476.6%

Total	17,156	13,962	3,194	22.9%

Average net revenue per transaction (3)
Comparable existing markets	$6,378	$7,316	$(940)	(12.8)%
New markets	4,571	4,558	14	0.3%
All markets	$6,145	$7,241	$(1,096)	(15.1)%

Number of ZipAgents at end of the period
Comparable existing markets	2,212	1,927	285	14.8%
New markets	604	253	351	138.7%

All markets	2,816	2,180	636	29.2%

(1)	We believe presenting information about our existing or mature markets compared to our new or developing markets provides an additional perspective on our business. For this presentation, new markets are transferred to existing markets on January 1st following the completion of their first full calendar year of operation. The Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first full calendar year as of the end of 2007. Accordingly, these markets were moved to existing markets as of January 1, 2008 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007
Charlotte, NC		August 2007
Raleigh-Durham, NC		September 2007
Westchester County, NY		December 2007
Long Island, NY		March 2008
Hartford, CT		July 2008

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Net transaction revenues
Comparable existing markets	$95,384	$99,364	$(3,980)	(4.0)%
New markets	10,043	1,736	8,307	478.4%

Total	$105,427	$101,100	$4,327	4.3%

The increase in our net transaction revenues of $4.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to an increase in net transaction revenues of $8.3 million in our new markets offset by a decrease in net transaction revenues of $4.0 million from our existing markets.

The decrease in net transaction revenues in our existing markets of $4.0 million or 4.0% was driven primarily by an increase in the number of transactions closed during the period of 1,378 or 10.1%, offset by a decrease in average net revenue per transaction of $940 or 12.8%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, an increase in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

The increase in net transaction revenues in our new markets of $8.3 million was driven by an increase of 1,816 transactions closed during the period primarily from the ten new markets opened during 2007. Average net revenue per transaction increased modestly by $14 or 0.3%.

We expect our net transaction revenues will increase for 2009 driven by an increase in the overall number of transactions partially offset by continued reduction in home sales prices.

Referral and other revenues

Referral and other revenues consist primarily of corporate marketing agreements and transaction referrals.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Referral and other revenues
Comparable existing markets	$388	$336	$52	15.3%
New markets	35	18	17	106.4%
Corporate	1,600	2,408	(808)	(33.6)%

Total	$2,023	$2,762	$(739)	(26.8)%

The decrease in corporate referral and other revenues was primarily attributable to reduced fees from our primary source of corporate referral income, a mortgage services marketing agreement with E-LOAN. In October 2008, E-LOAN announced plans to shut down operations as a direct first mortgage lender and, as a result, our marketing relationship terminated October 31, 2008.

We expect our referral and other income will remain flat or decrease modestly for 2009 as we explore our options for other marketing agreements and sources of residential real estate related services.

Cost of revenues

Our cost of revenues consists principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs, agent expense reimbursements and amortization of internal-use software and website development costs which relate primarily to our ZAP technology. Agent commissions are generally paid on market net revenues which include net transaction revenues plus referral and other revenues generated by our ZipAgents.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Cost of revenues
Comparable existing markets	$57,307	$57,696	$(389)	(0.7)%
New markets	5,395	917	4,478	488.8%

Total	$62,702	$58,613	$4,089	7.0%

The increase in cost of revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily related to the overall increase in net revenues on which we pay agent commissions.

Cost of revenues decreased in our existing markets by approximately $0.4 million or 0.7% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Agent commissions and payroll taxes decreased by $1.8 million or 3.7% primarily attributable to the decrease in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $1.6 million or 18.5% primarily attributable to the increased number of qualifying agents. Amortization of internal-use software decreased by approximately $0.2 million or 29%. Overall, cost of revenues as a percentage of existing markets net revenues increased by about 1.9 percentage points.

Cost of revenues increased in our new markets by approximately $4.5 million related primarily to the increase net revenue during the year. Agent commissions and payroll taxes increased by $3.8 million primarily attributable to the increase in net revenues on which these costs are based. Agent expense reimbursements and benefits increased by approximately $0.6 million primarily attributable to the increased number of agents. Overall, cost of revenues as a percentage of new market net revenues increased by 1.2 percentage points. This increase in the cost of revenues percentage in new markets is expected as increasing numbers of ZipAgents achieve higher commission splits and benefits as the new markets mature.

We expect our cost of revenues for 2009 will increase in absolute dollars but remain relatively consistent as a percentage of net revenues.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Product development	$8,678	$7,320	$1,358	18.5%

The increase in product development expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due primarily to supporting higher website volume and a new data site and consisted primarily of increases in salaries and benefits of $0.1 million, technology infrastructure costs of $1.1 million, depreciation of $0.3 million and stock-based compensation of $0.1 million. These costs were partially offset by an increase in the amount of salaries and benefits capitalized as internal-use software of $0.1 million and a decrease in consulting costs of $0.1 million. As a percentage of net revenues, product development expenses increased by 1.1 percentage points for the year ended December 31, 2008 compared to the year ended December 31, 2007.

We expect our product development expenses to increase in 2009 in absolute dollars and remain relatively flat as a percentage of net revenues as we continue to grow our business and enhance our technology systems to improve our ZipAgents efficiency and enhance features on our website for consumers.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Sales and marketing:
Comparable existing markets	$25,459	$27,352	$(1,893)	(6.9)%
New markets	7,643	3,528	4,115	116.6%
Regional/corporate sales support and marketing	7,469	7,376	93	1.3%

Total	$40,571	$38,256	$2,315	6.1%

The increase in sales and marketing expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily related to the overall growth in our business, principally the expansion into new markets.

Sales and marketing expenses decreased in our existing markets by approximately $1.9 million principally attributable to decreases in salaries and benefits of $0.6 million, travel of $0.3 million, depreciation of $0.1 million, recruiting and training costs of $0.3 million and customer acquisition and marketing costs of $0.5 million. As a percentage of existing market net revenues, existing market sales and marketing expenses were 26.6% in the current year compared to 27.4% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $4.1 million principally attributable to the current year reflecting a full year of operations for the ten new markets opened during 2007, as well as the expenses relating to opening two new market offices during 2008. The increased expenses consisted primarily of salaries and benefits of $1.7 million, customer acquisition and marketing costs of $1.7 million and facilities and operating related expenses of $0.7 million. As a percentage of new market revenues, new market sales and marketing expenses were 75.8% in the current year compared to 201.2% in the prior year.

Regional/corporate sales support and marketing expenses increased by approximately $0.1 million and consisted primarily of increased stock-based compensation expenses of $0.4 million and travel of $0.1 million partially offset by decreases of $0.1 million of salaries and benefits and $0.2 million of consulting costs. As a percentage of net revenues, regional sales support and marketing expenses were approximately 7.0% in the current year compared to 7.1% in the prior year.

We expect our sales and marketing expenses for 2009 will increase in absolute dollars but will decrease modestly as a percentage of net revenues.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
General and administrative	$12,789	$15,409	$(2,620)	(17.0)%

The decrease in general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 was principally due to decreased salaries and benefits of $1.2 million, travel of $0.1 million, professional fees of $0.4 million, recruiting and training of $0.2 million, facilities and operating expenses of $0.3 million and stock-based compensation expense of $0.3 million. Reflected in the decrease in general and administrative expenses during the year were expenses associated with the termination of our former CEO which totaled approximately $0.7 million during 2007. As a percentage of net revenues, general and administrative expenses were 11.9% for the year compared to 14.8% in the year ended December 31, 2007.

We expect our general and administrative expenses for 2009 will increase in absolute dollars but will decrease modestly as a percentage of net revenues.

Litigation

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Litigation	$(1,355)	$3,550	$(4,905)	(138.2)%

Litigation for the year ended December 31, 2008 relates to the settlement of a class action lawsuit filed by a former ZipAgent in the amount of $0.6 million offset by the settlement of a lawsuit we filed against a law firm that provided counseling in connection with certain employment matters in prior years. We settled this matter in exchange for payment of $3.2 million; net of legal fees, we recorded a recovery of approximately $2.0 million. Litigation for the year ended December 31, 2007 relates to the settlement of a class action lawsuit filed by four former ZipAgents in the amount of approximately $3.55 million.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Interest income	$2,518	$4,401	$(1,883)	(42.8)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due primarily to lower interest rates earned on lower average balances. The lower average balances were primarily attributable to the repurchase of shares of our common stock for approximately $17.4 million and cash used in our operating activities as a result of the loss incurred for the year ended December 31, 2008.

Other income (expense), net

Other income (expense), net consists of non-operating items.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Other income (expense), net	$75	$1	$74	8,904.6%

Other income for the year ended December 31, 2008 relates primarily to realized gains on our short term investments.

Comparison of the years ended December 31, 2007 and December 31, 2006

Other operating data

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
Number of markets (1)
Comparable existing markets	17	17	—
New markets	16	6	10

Total	33	23	10

Number of transactions closed during the period (2)
Comparable existing markets	11,813	12,207	(394)	(3.2)%
New markets	2,149	476	1,673	351.5%

Total	13,962	12,683	1,279	10.1%

Average net revenue per transaction (3)
Comparable existing markets	$7,585	$7,384	$201	2.7%
New markets	5,350	5,300	50	0.9%
All markets	$7,241	$7,306	$(65)	(0.9)%
Number of ZipAgents at end of the period
Comparable existing markets	1,627	1,591	36	2.3%
New markets	553	203	350	172.4%

All markets	2,180	1,794	386	21.5%

(1)	We believe presenting information about our existing or mature markets compared to our new or developing markets provides an additional perspective on our business. For this presentation, new markets are transferred to existing markets on January 1st following the completion of their first full calendar year. The Las Vegas, Houston and Miami markets opened during 2005 and, therefore, completed their first full calendar year at of the end of 2006. Accordingly, these markets were moved to existing markets as of January 1, 2007 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Sacramento, CA
Baltimore, MD	Las Vegas, NV	San Diego, CA
Boston, MD	Los Angeles, CA	San Francisco Bay Area, CA
Chicago, IL	Miami, FL	Seattle, WA
Dallas, TX	Orange County, CA	Washington, DC
Fresno/Central Valley, CA	Phoenix, AZ

New markets and the month opened:

Tampa, FL	February 2006
Orlando, FL	April 2006
Minneapolis, MN	May 2006
Austin, TX	July 2006
Palm Beach, FL	September 2006
Greater Philadelphia Area, PA	December 2006
Naples, FL	March 2007
Tucson, AZ	March 2007
Denver, CO	April 2007
Jacksonville, FL	May 2007
Salt Lake City, UT	July 2007
Richmond, VA	July 2007
Virginia Beach, VA	August 2007
Charlotte, NC	August 2007
Raleigh-Durham, NC	September 2007
Westchester County, NY	December 2007

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
Net transaction revenues
Comparable existing markets	$89,604	$90,136	$(532)	(0.6)%
New markets	11,496	2,523	8,973	355.7%

Total	$101,100	$92,659	$8,441	9.1%

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

Referral and other revenues

Referral and other revenues consist primarily of corporate marketing agreements and transaction referrals.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
Referral and other revenues
Comparable existing markets	$287	$356	$(69)	(19.4)%
New markets	67	8	59	737.5%
Corporate	2,408	2,364	44	1.9%

Total	$2,762	$2,728	$34	1.3%

The absolute dollar increase in referral and other revenues was not significant.

Cost of revenues

Our cost of revenues consists principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs, agent expense reimbursements and amortization of internal-use software and website development costs which relate primarily to our ZAP technology. Agent commissions are generally paid on market net revenues which include net transaction revenues plus referral and other revenues generated by our ZipAgents.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
Cost of revenues
Comparable existing markets	$52,378	$50,875	$1,503	3.0%
New markets	6,235	1,291	4,944	382.9%

Total	$58,613	$52,166	$6,447	12.4%

The increase in cost of revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily related to the overall increase in net revenues on which we pay agent commissions.

Cost of revenues increased in our existing markets by approximately $1.5 million or 3.0% for the year ended December 31, 2007 compared to the year ended December 31, 2006. Agent commissions and payroll taxes increased by $0.2 million or 0.5% on a modest decrease in net revenues on which these costs are based and was primarily attributable to the mix of agent commissions paid. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $1.4 million or 19.9% primarily attributable to the increased number of qualifying agents. Amortization of internal use software decreased by approximately $0.1 million. Overall, cost of revenues as a percentage of existing markets net revenues increased by about 2.3 percentage points

Cost of revenues increased in our new markets by approximately $4.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. Agent commissions and payroll taxes increased by $4.4 million primarily attributable to the increase in net revenues on which these costs are based. Agent expense reimbursements and benefits increased by approximately $0.4 million primarily attributable to the increased number of agents. Overall, cost of revenues as a percentage of new market net revenues increased by 3.2 percentage points. This increase in the cost of revenues percentage in new markets is expected as increasing numbers of ZipAgents achieve higher commission splits and benefits as the new markets mature.

Product development

Product development expenses include our information technology costs, primarily compensation and benefits for our product development and infrastructure personnel, depreciation of equipment, communications expenses and other operating costs relating to the maintenance of our website and proprietary technology platforms and infrastructure.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
Product development	$7,320	$5,775	$1,545	26.8%

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
Sales and marketing:
Comparable existing markets	$22,289	$21,679	$610	2.8%
New markets	8,591	2,854	5,737	201.1%
Regional/corporate sales support and marketing	7,376	6,377	999	15.6%

Total	$38,256	$30,910	$7,346	23.8%

The increase in sales and marketing expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily related to the overall growth in our business principally the expansion into new markets.

Sales and marketing expenses increased in our existing markets by approximately $0.6 million principally attributable to salaries and benefits of $0.4 million, customer acquisition costs of $0.4 million, facilities related expenses of $0.1 million, offset by a reduction in recruiting costs of $0.2 million. As a percentage of existing market net transactions revenues, existing market sales and marketing expenses were 24.9% for the year compared to 24.1% in the year ended December 31, 2006.

Sales and marketing expenses increased in our new markets by approximately $5.7 million principally attributable to opening ten new market offices since December 31, 2006. The increased expenses consisted primarily of salaries and benefits of $1.9 million, travel of $0.2 million, customer acquisition/marketing costs of $1.9 million, facilities related expenses of $1.1 million and recruiting/training expenses of $0.5 million. As a percentage of new market net transactions revenues, new market sales and marketing expenses were 74.7% for the year compared to 113.1% in the year ended December 31, 2006.

Regional/corporate sales support and marketing expenses increased by approximately $0.9 million principally attributable to the costs of our new market expansion. The increased expenses consisted primarily of salaries and benefits of $0.5 million, travel of $0.2 million, advertising and marketing of $0.2 million, consulting of $0.1 million and $0.1 million of stock-based compensation partially offset by decreased depreciation expenses of $0.2 million. As a percentage of total net transactions revenues, regional sales support and marketing expenses were 7.3% for the year compared to 6.9% in the year ended December 31, 2006.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and outsourcing services.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
General and administrative	$15,409	$13,461	$1,948	14.5%

The increase in general and administrative expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 was principally due to increased salaries and benefits of $0.8 million, professional fees of $0.4 million, recruiting and training of $0.2 million, facilities related expenses of $0.1 million, stock-based compensation expense of $0.7 partially offset by decreased travel and entertainment of $0.1 million. Included in the increase in general and administrative expenses during the year were the expenses associated with the termination of our former CEO which totaled approximately $0.7 million. As a percentage of net revenues, general and administrative expenses were 14.8% for the year compared to 14.1% in the year ended December 31, 2006.

Litigation

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
Litigation	$3,550	$—	$3,550	100%

Litigation for the year ended December 31, 2007 relates to a settlement of a class action lawsuit filed by four former ZipAgents in the amount of approximately $3.55 million.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
Interest income	$4,401	$3,907	$494	12.6%

Interest income will fluctuate as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The increase in interest income for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due primarily to higher interest rates earned on lower average balances.

Other income (expense), net

Other income (expense), net consists of non-operating items, which have not been significant.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
Other income (expense), net	$1	$(16)	$17	105.0%

Provision for income taxes

The provision for income taxes relates to our net book profit based on our best estimate of the tax provision (benefit) that will be provided for the full year.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2007	2006
	(In thousands)
Provision (benefit) for income taxes	$—	$17,560	$(17,560)	100.0%

During the fourth quarter of 2006, we concluded that is was more likely than not that we would not be able to realize the benefit of a significant portion of our deferred tax assets in the future and, consequently, we recognized a net tax expense of $17.6 million resulting primarily from reestablishing a full valuation allowance on our deferred tax assets. We continued to record a full valuation allowance against our deferred tax assets at December 31, 2007, due to continued uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating loss carryforwards, before they expire. Based on the full valuation allowance and the taxable loss for the year ended December 31, 2007, we did not record a tax provision or benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2009 are our cash, cash equivalents and short-term investments. As of December 31, 2008 and 2007, we had cash, cash equivalents and short-term investments at fair value of $49.4 million and $80.5 million, respectively. We had no bank debt, line of credit or equipment facilities at December 31, 2008 and 2007.

Operating activities

Our operating activities used cash in the amount of $11.6 and $5.7 million in the years ended December 31, 2008 and 2007, respectively, and generated cash in the amount of $2.0 million in the year ended December 31, 2006. Cash used in the year ended December 31, 2008 resulted primarily from a net loss $13.3 million and the payment of a $3.55 million litigation settlement accrued in the year ended December 31, 2007 partially offset by $2.8 million of depreciation and amortization and $3.9 million of non-cash stock-based compensation expense. Cash used in the year ended December 31, 2007 resulted primarily from a net loss of $14.9 million partially offset by $2.8 million of depreciation and amortization, $3.8 million of non-cash stock-based compensation expense and the accrual of the $3.55 million litigation settlement. Cash generated in the years ended December 31, 2006 resulted primarily from $17.5 million of deferred tax income tax expense, $2.4 million of depreciation and amortization and $2.8 million on non-cash stock-based compensation expense which was partially offset by a net loss of $20.6 million.

Our primary source of operating cash flow is the collection of our commission income from escrow companies or similar intermediaries in the real estate transaction closing process offset by cash payments for ZipAgent commissions, employee compensation (less amounts capitalized pursuant to SOP 98-1), benefits, client acquisition costs and other operating expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $39.6 million and $4.3 million and used cash in the amount of $1.9 million in the years ended December 31, 2008, 2007 and 2006, respectively. Cash provided for the years ended December 31, 2008 and 2007 primarily represents the net proceeds from the sale and purchase of short-term investments less the purchase of property and equipment, including amounts for website development and internal use software. Uses of cash for the year ended December 31, 2006 represent the purchase of property and equipment, furniture, and leasehold improvements in connection with the relocation and build-out of our corporate and new district office spaces partially offset by the net proceeds from the sales and purchase of short-term investments.

We primarily maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.

Currently, we expect our 2009 capital expenditures to be approximately $1.8 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and new market expansion leasehold improvements, furniture and computer equipment. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities used cash in the amount of $17.3 million and provided cash in the amount of $0.6 million and $1.6 million in the years ended December 31, 2008, 2007 and 2006, respectively. The use of cash for the year ended December 31, 2008 represents primarily the repurchase of approximately 3.5 million shares of our common stock directly from an investor during April 2008. The shares were originally issued in private placement transactions or pursuant to warrants acquired prior to our initial public offering. Our Board of Directors authorized the repurchase of the shares in a privately negotiated transaction for a purchase price of $5.00 per share for a total purchase price of approximately $17.4 million. The closing price of our common stock on the date of the repurchase was $5.14 per share. Sources of cash for 2007 primarily represented the proceeds from the exercise of common stock warrants and stock options. Sources of cash from financing activities in both 2006 and 2005 primarily represented the proceeds from stock option exercises.

As of December 31, 2008, we had warrants outstanding for the purchase of an aggregate of 3,284 shares of our common stock at a weighted average exercise price of $18.27 per share; all of these warrants are currently exercisable at the option of the holders.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. In addition, if the current recession and depressed state of the residential real estate market continues or worsens, as further discussed under Item 1A. Risk Factors, and results in fewer transactions, reduced commissions or higher costs, we may have a greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through January 2014. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2008.

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease commitments	$2,475	$4,225	$1,131	$ 6	$7,837

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

As of December 31, 2008 and 2007, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2008 and 2007, the increase or decline in fair market value of the portfolio would be approximately $0.1 million and $0.3 million, respectively. There have not been any material changes in the past year to our primary market risk exposures, or how these exposures are managed.

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

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ZipRealty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZipRealty, Inc. and its subsidiaries at December 31, 2008 and December, 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company changed its method of accounting for fair value measurements.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 12, 2009

ZIPREALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$18,500	$7,818
Short-term investments	30,889	72,649
Accounts receivable, net of allowance of $26 and $29, respectively	1,625	1,170
Prepaid expenses and other current assets	3,442	3,267

Total current assets	54,456	84,904
Restricted cash	130	90
Property and equipment, net	4,516	5,366
Intangible assets, net	89	119
Other assets	776	340

Total assets	$59,967	$90,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,169	$2,095
Accrued expenses and other current liabilities	6,706	10,495

Total current liabilities	8,875	12,590
Other long-term liabilities	441	503

Total liabilities	9,316	13,093

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,709 and 23,651 shares issued and 20,273 and 23,641 shares outstanding, respectively	24	24
Additional paid-in capital	148,502	144,499
Common stock warrants	4	209
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income (loss)	(246)	188
Accumulated deficit	(80,483)	(67,141)
Treasury stock at cost: 3,436 and 10 shares, respectively	(17,150)	(50)

Total stockholders’ equity	50,651	77,726

Total liabilities and stockholders’ equity	$59,967	$90,819

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net transaction revenues	$105,427	$101,100	$92,659
Referral and other revenues	2,023	2,762	2,728

Net revenues	107,450	103,862	95,387

Operating expenses
Cost of revenues	62,702	58,613	52,166
Product development	8,678	7,320	5,775
Sales and marketing	40,571	38,256	30,910
General and administrative	12,789	15,409	13,461
Litigation (recovery), net	(1,355)	3,550	—

Total operating expenses	123,385	123,148	102,312

Loss from operations	(15,935)	(19,286)	(6,925)

Other income (expense), net
Interest income	2,518	4,401	3,907
Other income (expense), net	75	1	(16)

Total other income (expense), net	2,593	4,402	3,891

Loss before income taxes	(13,342)	(14,884)	(3,034)
Provision for (benefit from) income taxes	—	—	17,560

Net loss	$(13,342)	$(14,884)	$(20,594)

Net loss per share:
Basic and diluted	$(0.64)	$(0.66)	$(1.00)
Weighted average common shares outstanding:
Basic and diluted	20,917	22,586	20,542

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Warrants	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount						Shares	Amount
Balance at December 31, 2005	20,273	$20	$130,077	$6,094	$(257)	$(490)	$(31,663)	—	$—	$103,781
Issuance of common stock upon exercise of stock options	1,151	2	1,562	—	—	—	—	—	—	1,564
Issuance of common stock upon exercise of common stock warrants	203	—	575	(575)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	100	—	—	—	—	100
Reversal of deferred stock-based compensation upon employee terminations	—	—	(86)	—	86	—	—	—	—	—
Stock-based compensation expense	—	—	2,685	—	—	—	—	—	—	2,685
Comprehensive loss:
Net loss	—	—	—	—	—	—	(20,594)	—	—	(20,594)	$(20,594)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	333	—	—	—	333	333

Total comprehensive loss											$(20,261)

Balance at December 31, 2006	21,627	22	134,813	5,519	(71)	(157)	(52,257)	—	—	87,869
Issuance of common stock upon exercise of stock options	173	—	203	—	—	—	—	—	—	203
Issuance of restricted common stock	225	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	1,626	2	5,758	(5,310)	—	—	—	—	—	450
Amortization of deferred stock-based compensation	—	—	—	—	57	—	—	—	—	57
Reversal of deferred stock-based compensation upon employee terminations	—	—	(11)	—	11	—	—	—	—	—
Stock-based compensation expense	—	—	3,736	—	—	—	—	—	—	3,736
Acquisition of treasury stock	(10)	—	—	—	—	—	—	10	(50)	(50)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(14,884)	—	—	(14,884)	$(14,884)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	345	—	—	—	345	345

Total comprehensive loss											$(14,539)

Balance at December 31, 2007	23,641	24	144,499	209	(3)	188	(67,141)	10	(50)	77,726
Issuance of common stock upon exercise of stock options	12	—	21	—	—	—	—	—	—	21
Issuance of restricted common stock	25	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	21	—	205	(205)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	3	—	—	—	—	3
Stock-based compensation expense	—	—	3,972	—	—	—	—	—	—	3,972
Acquisition of treasury stock	(3,506)	—	—	—	—	—	—	3,506	(17,500)	(17,500)
Reissue of treasury stock	80	—	(195)	—	—	—	—	(80)	400	205
Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,342)	—	—	(13,342)	$(13,342)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(434)	—	—	—	(434)	(434)

Total comprehensive loss											$(13,776)

Balance at December 31, 2008	20,273	$24	$148,502	$4	$—	$(246)	$(80,483)	3,436	$(17,150)	$50,651

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(13,342)	$(14,884)	$(20,594)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income tax expense	—	—	17,496
Depreciation and amortization	2,786	2,828	2,384
Stock-based compensation expense	3,912	3,751	2,785
Provision for doubtful accounts	(3)	(1)	(12)
Amortization of short-term investment premium (discount)	(266)	(420)	(115)
Amortization of intangible assets	30	30	7
Loss on disposal of property and equipment	107	10	15
Equity in net loss of non-consolidated companies	—	4	20
Changes in operating assets and liabilities
Accounts receivable	(452)	612	(135)
Prepaid expenses and other current assets	(175)	(87)	15
Other assets	(436)	(122)	(133)
Accounts payable	74	(89)	553
Accrued expenses and other current liabilities	(3,789)	2,704	(712)
Other long-term liabilities	(62)	(10)	475

Net cash provided by (used in) operating activities	(11,616)	(5,674)	2,049

Cash flows from investing activities
Restricted cash	(40)	—	—
Purchases of short-term investments	(12,859)	(48,830)	(58,537)
Proceeds from sale and maturity of short-term investments	54,451	57,179	60,793
Purchases of property and equipment	(1,980)	(4,048)	(3,975)
Purchase of intangible asset	—	—	(150)
Investment in non-consolidated companies	—	13	(37)

Net cash provided by (used in) investing activities	39,572	4,314	(1,906)

Cash flows from financing activities
Proceeds from stock option exercises	21	203	1,564
Proceeds from common stock warrant exercises	—	450	—
Acquisition of treasury stock	(17,500)	(50)	—
Proceeds from reissue of treasury stock	205	—	—

Net cash provided by (used in) financing activities	(17,274)	603	1,564

Net increase (decrease) in cash and cash equivalents	10,682	(757)	1,707

Cash and cash equivalents at beginning of period	7,818	8,575	6,868

Cash and cash equivalents at end of period	$18,500	$7,818	$8,575

Supplemental cash flow information Non-cash investing and financing activities
Reversal of deferred stock-based compensation upon employee terminations	$—	$11	$86
Recognition of additional paid-in capital from common stock warrants due to exercise of common stock warrants	$205	$5,310	$575
Stock-based compensation capitalized in internal-use software costs	$63	$42	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

ZipRealty, Inc. and its wholly owned subsidiaries (the “Company”), is a full-service real estate brokerage firm incorporated in the State of California on January 25, 1999 and reincorporated in Delaware on August 9, 2004. Headquartered in the San Francisco Bay Area, the Company provides brokerage services to buyers and sellers through its employee-agents in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas, Utah, Virginia, Washington, and Washington, D.C. The Company provides consumers the opportunity to access Multiple Listing Services, or MLS, data through its website, and offers a lower commission structure than is typical in the industry. Buyers are offered a commission rebate at the close of a transaction, while sellers are charged a reduced commission.

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

Revenue recognition

The Company derives the majority of its revenue from commissions earned as agents to buyers and sellers on purchase or sale transactions. Commission revenue is recognized upon closing of a sale and purchase transaction, net of any rebate or commission discount or transaction fee adjustment, as evidenced when the escrow or similar account has closed and transaction documents have been recorded and funds disbursed to all appropriate parties. Non-commission revenue is recognized from its other business relationships as the fees are earned from the other party, typically on a monthly fee basis. Revenue is recognized only when there is persuasive evidence an arrangement exists, the price is fixed or determinable, the transaction has been completed and collectability of the resulting receivable is reasonably assured.

Expense recognition

Commission expenses to agents are recognized concurrently with the related revenues. All other costs and expenses are recognized when incurred.

Cost of revenues

Cost of revenues consists of commissions, related payroll taxes, benefits including health insurance and performance and tenure based award programs and expense reimbursements paid to the Company’s ZipAgents, and the amortization of internal-use software and website development costs which relate primarily to the Company’s ZipAgent Platform.

Cash and cash equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. At December 31, 2008 and 2007, $15,267,000 and $4,554,000, respectively, of money market funds, the fair value of which approximates cost, is included in cash and cash equivalents.

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

The Company deposits its cash, cash equivalents and short-term investments with financial institutions that management believes to be of high credit quality, and these deposits may on occasion exceed federally insured limits. At December 31, 2008, substantially all of the Company’s cash, cash equivalents and short-term investments were managed by one financial institution. The fair value of these short-term investments are subject to fluctuations based on market prices.

Substantially all of the Company’s accounts receivable are derived from commissions earned and are due from escrow and other residential real estate transfer agents. These accounts receivable are typically unsecured. Allowances for credit losses and expected transaction price adjustments are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for 10% or more of the accounts receivable at December 31, 2008 or 2007.

The Company derived 37%, 37% and 41% of its net transaction revenues during the years ended December 31, 2008, 2007 and 2006, respectively, from the State of California. No customers accounted for more than 10% of net revenues in 2008, 2007 or 2006.

The Company generates leads for ZipAgents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads are included in sales and marketing expenses. The Company’s largest third-party lead source, HomeGain, Inc., which is a competitor for online customer acquisition, generated approximately 19%, 21% and 27% of the Company’s leads during 2008, 2007 and 2006, respectively. Google generated approximately 13%, 16% and 15% of the Company’s leads in 2008, 2007 and 2006, respectively and Trouve generated approximately 10%, 9% and 6% of the Company’s leads in 2008, 2007 and 2006, respectively.

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

When assets are sold or retired, the cost and accumulated depreciation and amortization are eliminated from the accounts, and any resulting gains or losses are recorded in operations in the period realized. Maintenance and repairs are expensed as incurred. Expenditures that substantially increase an asset’s useful life or improve an asset’s functionality are capitalized.

Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over the shorter of the lease period or estimated useful life. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. For 2006, leasehold improvement allowances totaled $524,000, of which $86,000 was amortized as a reduction of rent expense in 2006, 2007 and 2008. At December 31, 2008 the deferred rent balance attributable to these incentives totaled $266,000. Future amortization of the balance of these tenant incentives is estimated to be $86,000 per year from 2009 through 2011, and $8,000 for 2012.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Stock-Based Compensation

The Company follows the provisions of SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility assumptions of guideline companies. The expected life of options is estimated by taking the average of the vesting term and the contractual term of the option as provided by Staff Accounting Bulletin No. 110 (“SAB 110”). The Company estimates expected forfeitures based on various factors including employee class and historical experience. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised.

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

The Company capitalized $1,265,000 and $871,000 in internal-use software costs during the years ended December 31, 2008 and 2007, respectively. Amortization expense totaled $639,000, $792,000 and $769,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The amount of unamortized internal-use software costs at December 31, 2008 and 2007 was $1,211,000 and $585,000 respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $396,000, $646,000, and $511,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Such expense is included in sales and marketing expense.

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

Recent Accounting Pronouncements

In February 2008, the FASB released FASB Staff Position Effective Date of FASB Statement 157 (FSP FAS 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for the Company beginning January 1, 2009. The Company does not anticipate the adoption of FSP 157-2 will have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not anticipate the adoption of SFAS 141(R) will have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not anticipate the adoption of SFAS 160 will have a material impact on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Company is required to adopt

FSP 142-3 effective January 1, 2009 on a prospective basis and does not anticipate the adoption of FSP 142-3 will have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. SFAS 162 will be effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not anticipate the adoption of SFAS 162 will have a material impact on its consolidated financial position, results of operations and cash flows.

2. BALANCE SHEET COMPONENTS

Restricted cash

The Company’s restricted cash balances at December 31, 2008 and 2007 were $130,000 and $90,000, respectively, and serve as collateral to letters of credit issued as security deposits in connection with facility lease agreements. The letters of credit expire in May and November 2009.

Short-term investments

At December 31, 2008 and 2007, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	December 31, 2008				December 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
Money market securities	$21,252	$15	$—	$21,267	$4,554	$—	$—	$4,554
Asset backed	8,779	—	(396)	8,383	26,544	80	(38)	26,586
Mortgage backed	6,960	104	—	7,064	10,817	90	—	10,907
Corporate obligations	6,802	14	(10)	6,806	22,345	37	(29)	22,353
US Government and agency obligations	2,609	27	—	2,636	12,755	48	—	12,803

Total short-term investments	$46,402	$160	$(406)	$46,156	$77,015	$255	$(67)	$77,203

	December 31, 2008	December 31, 2007
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$15,267	$4,554
Short-term investments	30,889	72,649

Total	$46,156	$77,203

At December 31, 2008 and 2007, the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $1.6 million and $4.6 million and the related unrealized loss was approximately $363,000 and $10,000, respectively. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The evaluation of asset-backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company has determined that the unrealized loss is temporary and, accordingly, no impairment charge on investments has been recorded in the years ended December 31, 2008 and 2007. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

The estimated fair value of short-term investments classified by date of contractual maturity at December 31, 2008 was as follows:

December 31, 2008
(In thousands)
Due within one year or less	$32,507
Due after one year through two years	2,706
Due after two years through four years	10,943

Total	$46,156

Fair value measurements

The Company adopted SFAS 157 effective January 1, 2008 and FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, effective October 10, 2008, for all its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At December 31, 2008 and 2007, there were no liabilities within the scope of SFAS 157.

At December 31, 2008 and 2007, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	December 31, 2008				December 31, 2007
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market securities	$21,267	$—	$—	$21,267	$4,554	$—	$—	$4,554
Asset backed	—	8,383	—	8,383	—	26,586	—	26,586
Mortgage backed	—	7,064	—	7,064	—	10,907	—	10,907
Corporate obligations	—	6,806	—	6,806	—	22,353	—	22,353
US Government and agency obligations	—	2,636	—	2,636	—	12,803	—	12,803

Total	$21,267	$24,889	$—	$46,156	$4,554	$72,649	$—	$77,203

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Prepaid expenses	$ 2,573	$2,283
Interest receivable	158	638
Other assets	711	346

Prepaid expenses and other current assets	$3,442	$3,267

Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Computer hardware and software	$9,426	$8,583
Furniture, fixtures and equipment	2,225	2,174
Leasehold improvements	1,591	1,565

	13,242	12,322
Less: accumulated depreciation and amortization	(8,726)	(6,956)

Property and equipment, net	$4,516	$5,366

Depreciation and amortization expense, for the years ended December 31, 2008, 2007 and 2006 was approximately $2,786,000, $2,828,000 and $2,384,000, respectively.

Included in property and equipment at December 31, 2008 and 2007 is approximately $4,881,000 and $3,651,000, respectively, of fully depreciated property and equipment still in use.

Accrued expenses and other currents liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued vacation	$1,339	$1,067
Accrued agent commissions	1,980	1,980
Accrued bonuses	246	932
Accrued marketing expenses	886	949
Litigation settlement	—	3,550
Other accrued expenses	2,255	2,017

Accrued expenses	$6,706	$10,495

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	$(246)	$188

Other comprehensive income (loss)	$(246)	$188

3. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net loss	$(13,342)	$(14,884)	$(20,594)
Denominator:
Shares used to compute EPS basic and diluted:	20,917	22,586	20,542
Net loss per share basic and diluted:	$(0.64)	$(0.66)	$(1.00)

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Stock options to purchase common stock	4,715	4,432	4,500
Warrants to purchase common stock	62	2,312	4,169
Nonvested common stock	180	65	—

	4,957	6,809	8,669

4. INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$ —	$—	$64
State	—	—	—

	—	—	64

Deferred:
Federal	—	—	15,853
State	—	—	1,643

	—	—	17,496

Total provision for income taxes	$—	$—	$17,560

The difference between the Company’s effective income tax rate and federal statutory rate consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Statutory federal tax rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	0.00%	0.00%	0.00%
Change in valuation allowance	(29.60)%	(26.80)%	576.63%
Other, net	(4.40)%	(7.20)%	(31.91)%

Total provision for (benefit from) income taxes	0.00%	0.00%	578.72%

Deferred tax assets consist of the following at:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$24,067	$18,065
Allowances and accruals	3,972	4,502
Credits	194	194

Total gross deferred tax assets	28,233	22,761
Less: valuation allowance	(28,233)	(22,761)

Net deferred tax assets	$—	$—

The Company concluded that a full valuation allowance should be established against its net deferred tax assets at December 31, 2006 as available evidence, including recent historical results and management’s expectations for the future, supported a more likely than not conclusion that the related deferred tax assets will not be realized. As a result, the tax expense for the year ended December 31, 2006 includes a non-cash expense of $17.5 million related to the recording of a full valuation allowance.

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at December 31, 2008 and 2007. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

At December 31, 2008, the Company had approximately $68.3 million of federal and $62.9 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2019 for federal and 2011 for state tax purposes, respectively.

Approximately $5.0 million and $4.6 million of net operating loss carryforwards for federal and California income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. If an ownership change has occurred, utilization of the net operating loss carryforwards could be reduced significantly.

The Company adopted the provision of FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007 and recognized no material adjustment in the liability for unrecognized income tax benefits. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. The company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of December 31, 2008. The Company is subject to taxation the United States and various state jurisdictions. The tax years 2005-2008 remain open to examination by the federal and most state tax authorities.

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through January 2014.

Future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2008:

Operating Leases
(In thousands)
Year ending December 31,
2009	$2,475
2010	2,161
2011	2,064
2012	928
2013	203
Thereafter	6

Total minimum lease payments	$7,837

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $2,880,000, $2,359,000 and $1,647,000, respectively.

Legal Proceedings

On May 4, 2007, the Company was named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, by four former employee agents of the Company on behalf of themselves and others similarly situated. The complaint alleged, among other things, that the

Company’s policies for expense allowances and expense reimbursement in place prior to October 2005, and its policy for commission payments to agents for transactions that do not close during the period of employment, violate applicable law. The Company reached a settlement agreement which called for a payment of $3,550,000 and, as a result, recorded a charge in that amount during the quarter ended September 30, 2007. The settlement agreement included a full release from any further liability on the matters raised in the complaint. The settlement agreement received court approval on March 10, 2008. The Company made the payment under settlement agreement in March 2008.

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

On March 29, 2006, the Company filed a claim for malpractice against a law firm that provided counseling in connection with certain employment matters, including wage and expense issues, in California Superior Court, County of San Francisco, ZipRealty Inc., v. Squire, Sanders & Dempsey, LLP, Michael W. Kelly Esq., et. al. The Company reached a settlement in this matter in October 2008, in exchange for payment of $3.20 million. The settlement agreement included a full release from any further liability on matters raised in the complaint. The Company recorded the recovery of this amount, net of legal fees of approximately $1.22 million, and received the payment during the quarter ended December 31, 2008.

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

Indemnifications

The Company has entered into various indemnification agreements in the ordinary course of our business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless and reimburse the indemnified parties, which include certain of our service providers as well as others, in connection with certain occurrences. In addition, the corporate charter documents require the Company to provide indemnification rights to the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law, and permit the Company to provide indemnification rights to our other employees and agents, for certain events that occur while these persons are serving in these capacities. The Company’s charter documents also protect each of its directors, to the fullest extent permitted by Delaware law, from personal liability to the Company and its stockholders from monetary damages for a breach of fiduciary duty as a director. The Company has also entered into indemnification agreements with the Company’s directors and each of our officers with a title of Vice President or higher. Further, the underwriting agreement for the Company’s initial public offering requires the Company to indemnify the underwriters and certain of their affiliates and agents for certain liabilities arising from the offering and the related registration statement.

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

6. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation authorizes 5,000,000 shares of preferred stock, $0.001 par value. At December 31, 2008 and 2007, there were no shares issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes 100,000,000 shares of common stock, $0.001 par value. At December 31, 2008 and 2007, there were 23,709,380 and 23,650,801 shares issued and 20,272,915 and 23,640,746 shares outstanding, respectively.

Treasury Stock

On April 2, 2008, the Company’s Board of Directors (“BOD”) authorized the repurchase of approximately 3.5 million shares of its common stock directly from an investor, Pyramid Technology Ventures I, L.P. The shares were purchased in a privately negotiated transaction for a purchase price of $5.00 per share for a total purchase price of approximately $17.4 million; the closing price of the Company’s common stock on the date of the repurchase was $5.14 per share. These shares represented approximately 15% of the Company’s common stock then outstanding and are recorded as part of treasury stock. Treasury stock is accounted for under the cost method.

On December 11, 2008, the BOD authorized the sale of 80,000 shares of the Company’s common stock held in treasury to the Company’s recently hired Chief Financial Officer. The shares were sold for a sales price of $2.56 per share, which was the closing price of the Company’s common stock on the date of sale.

Common Stock Warrants

During 2008 and 2007, 154,931 and 4,010,394 common stock warrants, respectively, were cash and net exercised. As of December 31, 2008, there were 3,284 common stock warrants outstanding and exercisable at $18.27 per share, expiring in 2010.

7. STOCK-BASED COMPENSATION

Stock Option Plans

The Company maintains two Board of Directors (“BOD”) approved stock plans, the 1999 Stock Option Plan (“1999 Plan”) and the 2004 Equity Incentive Plan (“2004 Plan”), both of which are collectively referred to as the (“Stock Plans”). The Stock Plans provide for the granting of stock options to employees and consultants of the Company. Options granted under the Stock Plans may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Plan were made available under the 2004 Plan, and any shares that would have otherwise returned to the 1999 Plan are made available for issuance under the 2004 Plan. The Company has authorized and reserved 4,362,000 shares of common stock for issuance under the Stock Plans. The number of shares reserved for issuance under the 2004 Plan is increased annually on the first day of the Company’s fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the BOD. Pursuant to this requirement, on January 1, 2008, 2007 and 2006, respectively, an additional 945,621 shares, 864,905 shares and 810,932 shares were added to the Stock Plans, reserved for issuance and subsequently registered for sale under Form S-8. The 2004 Equity Incentive Plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding.

Options under the Stock Plans may be granted at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the BOD, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Options generally vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with the Company on the date of vest. Options are generally granted for a term of ten years.

Other Stock Options

The BOD approved the registration of 325,000, 180,000 and 1,250,000 shares of common stock underlying options issued outside the Company’s Stock Plans in December 2008, September 2007 and September 2006, respectively. These nonstatutory stock options (“NSO”) were granted in connection with employment of executives with the Company and vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with the Company on the date of vest. These options were granted for a term of ten years. In June 2007, the BOD modified the September 2006 grant so that it vested immediately as to 312,500 shares and the remaining shares were forfeited.

Valuation Assumptions and Stock-based Compensation Expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the years ended December 31, 2008, 2007 and 2006 was estimated by taking the average of the vesting term and the contractual term of the option as provided by SAB 110.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	42-44%	45-51%	51-52%
Risk-free interest rate	1.8-3.2%	3.5-4.8%	4.3-5.0%
Expected life (years)	5.5-6.1	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.94	$3.74	$3.90

Stock-based compensation expense was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cost of revenues	$586	$565	$500
Product development	218	157	183
Sales and marketing	1,112	731	514
General and administrative	1,996	2,298	1,588

Total stock-based compensation expense	3,912	3,751	2,785
Tax effect on stock-based compensation expense	—	—	(1,114)

Net effect on net income	$3,912	$3,751	$1,671

There was no impact on cash flows from operating activities or financing activities for the years ended December 31, 2008, 2007 and 2006 as a result of the adoption of SFAS 123(R). SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of December 31, 2008, there was $6.8 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.6 years. As of December 31, 2008, there was $1.0 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 2.3 years.

Stock Option Activity

A summary of the Company’s stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2005	3,652	$7.01	7.56	$13,011
Options granted	2,664	7.16
Options exercised	(1,151)	1.36
Options forfeited/cancelled/expired	(930)	11.25

Outstanding at December 31, 2006	4,235	7.71	8.50	5,885

Options granted	2,052	7.12
Options exercised	(173)	1.18
Options forfeited/cancelled/expired	(1,796)	7.79

Outstanding at December 31, 2007	4,318	7.66	8.19	1,901

Options granted	1,246	4.24
Options exercised	(12)	1.66
Options forfeited/cancelled/expired	(338)	8.79

Outstanding at December 31, 2008	5,214	$6.78	7.30	$630

Vested and expected to vest at December 31, 2008	5,009	$6.85	7.19	$625

Exercisable at December 31, 2008	2,737	$7.68	5.88	$597

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.65 on December 31, 2008, and the exercise price for the options that were in-the-money at December 31, 2008. The total number of in-the-money options exercisable as of December 31, 2008 was 395,000. Total intrinsic value of options exercised was $37,000, $858,000 and $7,398,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the years ended December 31, 2008, 2007 and 2006 was $377,000, $216,000 and zero, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2006	—
Shares granted	225
Shares vested	(28)
Shares forfeited	—

Nonvested at December 31, 2007	197	$6.68

Shares granted	25
Shares vested	(56)
Shares forfeited	—

Nonvested at December 31, 2008	166	$6.06

8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The Company is not required to contribute to the plan, however, beginning January 1, 2006 the Company elected to match 25% of the first employee contributions to the plan of up to 4% of pay. For the years ended December 31, 2008, 2007 and 2006 the Company contributed $213,000, $245,000 and $165,000, respectively.

9. UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2008 This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2008	(In thousands)
Net transaction revenues	$24,667	$30,769	$29,870	$20,121
Cost of revenues	15,293	17,911	17,156	12,342
Loss from operations	(3,175)	(2,241)	(2,320)	(8,199)
Net loss	(2,718)	(1,694)	(1,669)	(7,261)
Net loss per share:
Basic and diluted	$(0.14)	$(0.08)	$(0.08)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	20,049	20,007	20,074	23,450

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2007	(In thousands)
Net transaction revenues	$20,694	$27,225	$30,506	$22,675
Cost of revenues	12,589	15,637	17,312	13,075
Loss from operations	(6,987)	(5,980)	(2,130)	(4,189)
Net loss	(5,916)	(4,831)	(1,032)	(3,105)
Net loss per share:
Basic and diluted	$(0.26)	$(0.21)	$(0.05)	$(0.14)
Weighted average common shares outstanding:
Basic and diluted	23,194	22,629	22,501	22,008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information:

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Executive officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption, “Directors.”

Section 16(a) beneficial ownership reporting compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Corporate governance

The information required by this item with respect to corporate governance is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption, “Board Committees — Audit Committee.”

Item 11.	Executive Compensation:

The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption, “Compensation and Other Information Concerning Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.”

Equity compensation plan information

The following table provides information as of December 31, 2008 about our common stock that may be issued upon the exercise of options, warrants and rights awarded under our stockholder-approved plans (our 1999

Stock Option Plan and 2004 Equity Incentive Plan). The following table also provides such information concerning four options awarded outside of our equity plans, pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv), to new executives as an inducement material to acceptance of employment with us. The Former CEO Grant (made on September 6, 2006 for 1,250,000 shares), SVP Sales Grant (made on September 13, 2007 for 130,000 shares), General Counsel Grant (made on September 13, 2007 for 50,000 shares) and CFO Grant (made on December 11, 2008 for 325,000 shares) were each made at the respective exercise price set forth below, which was the closing price of our common stock on the respective grant date, and were structured to vest as to 25% on the first anniversary of the date of employment and thereafter at the rate of 1/48 per month on the first of each month, provided the respective executive remained in a service relationship with us. The Former CEO Grant and CFO Grant terminate twelve months after such executive ceases to be a service provider to us, while the SVP Sales Grant and General Counsel Grant terminate pursuant to the standard terms applicable to our other option grants. These four grants are subject to the standard terms applicable to the Company’s other option grants. In June 2007, in connection with Richard F. Sommer’s resignation as our CEO, the Former CEO Grant was amended to accelerate vesting so that the option became fully vested as to 312,500 shares.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Plan Name and Type	(In thousands)		(In thousands)
Equity compensation plans approved by stockholders
1999 Stock Option Plan	720	$4.50	—
2004 Equity Incentive Plan	3,677	$7.67	506
Equity compensation not approved by stockholders
Former CEO Grant	312	$6.06	—
SVP Sales Grant	130	$6.68	—
General Counsel Grant	50	$6.68	—
CFO Grant	325	$2.56	—
Total	5,214	$6.78	506

Item 13.	Certain Relationships and Related Transactions and Director Independence:

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders,” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services:

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption, “Proposal 2 — Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule:

(a) Documents filed with this report:

1. Financial Statements.

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

•	Report of independent registered public accounting firm

•	Consolidated Balance Sheets at December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes Consolidated Financial Statements.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2008.

The following financial statement schedule of ZipRealty, Inc. for each of the past three years in the period ended December 31, 2008 should be read in conjunction with the Consolidated Financial Statements of ZipRealty, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Description	(In thousands)
Fiscal year ended December 31, 2006
Provision for Doubtful Accounts	42	33	45	30
Deferred Tax Asset Valuation	192	18,187	—	18,379
Fiscal year ended December 31, 2007
Provision for Doubtful Accounts	30	11	12	29
Deferred Tax Asset Valuation	18,379	4,382	—	22,761
Fiscal year ended December 31, 2008
Provision for Doubtful Accounts	29	8	11	26
Deferred Tax Asset Valuation	22,761	5,472	—	28,233

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

ZIPREALTY, INC.

By:	/S/ CHARLES C. BAKER
Charles C. Baker
Executive Vice President and Chief Financial Officer

Date: March 13, 2009

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Patrick Lashinsky, Charles C. Baker and David A. Rector, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ J. PATRICK LASHINSKY J. Patrick Lashinsky	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2009

/S/ CHARLES C. BAKER Charles C. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/S/ DAVID A. RECTOR David A. Rector	Senior Vice President and Chief Accounting Officer (Controller and Principal Accounting Officer)	March 13, 2009

/S/ DONALD F. WOOD Donald F. Wood	Chairman of the Board of Directors	March 13, 2009

/S/ ELISABETH H. DEMARSE Elisabeth H. DeMarse	Director	March 13, 2009

/S/ ROBERT C. KAGLE Robert C. Kagle	Director	March 13, 2009

/S/ STANLEY M. KOONCE, JR. Stanley M. Koonce, Jr.	Director	March 13, 2009

/S/ GARY A. WETSEL Gary A. Wetsel	Director	March 13, 2009

Exhibit Index

Exhibit Number	Description
3.1(a)(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 12, 2008

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(2)*	Form of Director and Executive Officer Indemnification Agreement

10.2(2)*	1999 Stock Option Plan

10.3(2)*	2004 Equity Incentive Plan

10.3(a)(3)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan

10.4(2)*	Form of Change of Control Agreement

10.5(2)	Fifth Amended and Restated Investors’ Rights Agreement dated December 17, 2002

10.6(2)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(a)(2)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(b)(4)	Third Amendment dated November 30, 2005 to Office Lease Agreement between ZipRealty, Inc. and CA-Emeryville Properties Limited Partnership (as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10.7(5)	Director Compensation Policy (as in effect June 30, 2007)

10.7(a)(6)	Director Compensation Policy (as effective July 1, 2007)

10.8(7)*	Management Incentive Plan — Fiscal Year 2007

10.9(8)*	Management Incentive Plan — Fiscal Year 2008

10.10(9)*	Management Incentive Plan — Fiscal Year 2009

10.11(10)*	Form of Stock Option Award Agreement between the Company and Richard F. Sommer dated September 6, 2006

10.12(11)*	Termination and Release Agreement with Richard F. Sommer dated June 4, 2007

10.13(12)*	J. Patrick Lashinsky Employment Agreement dated January 30, 2007, effective January 17, 2007

10.13(a)(13)*	J. Patrick Lashinsky Employment Agreement dated September 13, 2007, effective June 4, 2007

10.14(14)*	J. Patrick Lashinsky Restricted Stock Award Agreement dated September 13, 2007

10.15(15)*	J. Patrick Lashinsky Stock Option Award Agreement dated September 13, 2007

10.16(16)*	Separation Agreement and Release with Richard W. Williams dated September 14, 2007

10.17(17)	Securities Purchase Agreement between the Company and Pyramid Technology Ventures I, L.P., entered into as of April 2, 2008

10.18*	Charles C. Baker Employment Agreement, effective December 1, 2009

10.19(18)*	Stock Option Award Agreement with Charles C. Baker, dated December 11, 2008

10.20(19)*	Restricted Stock Award Agreement with Charles C. Baker, dated December 11, 2008

Exhibit Number	Description
10.21(20)*	Stock Purchase Agreement with Charles C. Baker, dated December 11, 2008

10.22(21)*	Form of Restricted Stock Award Agreement, dated February 12, 2009

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 28, 2005.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 6, 2005.

(5)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 12, 2005.

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on June 19, 2007.

(7)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on April 2, 2007.

(8)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 17, 2008.

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 6, 2009.

(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 30, 2006.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on June 4, 2007.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 8, 2007.

(13)	Incorporated by reference to Exhibit 10.20(a) to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 17, 2008.

(14)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on September 19, 2007.

(15)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on September 19, 2007.

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on September 19, 2007.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on April 8, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(19)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(20)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 17, 2009.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.