Form 10-Q
period 2009-03-31
ZIPREALTY INC
filed 2009-05-06
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51002

ZIPREALTY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer identification number)

2000 POWELL STREET, SUITE 300 EMERYVILLE, CA	94608
(Address of principal executive offices)	(Zip Code)

(510) 735-2600

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

We had 20,390,915 shares of common stock outstanding at May 1, 2009.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Risk Factors” in Item 1A of Part I of our Form 10-K for our fiscal year ended December 31, 2008, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Those risks and uncertainties include, but are not limited to, our history of losses and expectation of future losses, volatility in the real estate market, macroeconomic challenges, including a loss of consumer confidence and high unemployment, a continuing decline in the residential real estate market, including an increase in sales of distressed properties and a decline in the number and/or sales prices of homes, changes in interest rates, the ability of home buyers to obtain mortgage financings on acceptable terms, the impact of tight credit on the housing market, the impact of federal and/or state efforts designed to bolster the housing and credit markets, the Company’s ability to hire, retain and train qualified agents and key personnel, the Company’s access to Multiple Listing Service listings and leads from third parties that it does not control, changes in mortgage-related rules, regulations or practices that could make our rebate less attractive to consumers, legal challenges to the Company’s compensation plans, including expense policies, under federal and state wage and hour laws, the Company’s ability to manage growth in terms of personnel, expansion into new markets, information and control systems and legal restrictions, the Company’s ability to comply with often complex federal and state laws and regulations concerning real estate brokerage, other core services such as insurance, internet content, privacy and other matters as well as rules of real estate industry organizations, competition, management transitions, use by Internet service providers and personal computer users of more restrictive email filters, seasonality, geographic concentration, and the newness and scalability of the Company’s business model.

Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report or in materials incorporated herein by reference.

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

Where you can find additional information

You may review a copy of this report, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as ZipRealty, that file electronically with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$28,700	$18,500
Short-term investments	16,276	30,889
Accounts receivable, net of allowance of $36 and $26, respectively	1,800	1,625
Prepaid expenses and other current assets	3,323	3,442

Total current assets	50,099	54,456
Restricted cash	130	130
Property and equipment, net	4,266	4,516
Intangible assets, net	81	89
Other assets	673	776

Total assets	$55,249	$59,967

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,340	$2,169
Accrued expenses and other current liabilities	7,515	6,706

Total current liabilities	10,855	8,875
Other long-term liabilities	412	441

Total liabilities	11,267	9,316

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,827 and 23,709 shares issued and 20,391 and 20,273 shares outstanding, respectively	24	24
Additional paid-in capital	149,441	148,502
Common stock warrants	4	4
Accumulated other comprehensive loss	(306)	(246)
Accumulated deficit	(88,031)	(80,483)
Treasury stock at cost: 3,436 and 3,436 shares, respectively	(17,150)	(17,150)

Total stockholders’ equity	43,982	50,651

Total liabilities and stockholders’ equity	$55,249	$59,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net transaction revenues	$21,352	$20,121
Referral and other revenues	360	503

Net revenues	21,712	20,624

Operating expenses
Cost of revenues	13,834	12,342
Product development	2,312	2,146
Sales and marketing	9,944	10,028
General and administrative	3,479	3,682
Litigation	—	625

Total operating expenses	29,569	28,823

Loss from operations	(7,857)	(8,199)

Other income (expense), net
Interest income	309	911
Other income (expense), net	—	27

Total other income (expense), net	309	938

Loss before income taxes	(7,548)	(7,261)
Provision for income taxes	—	—

Net loss	$(7,548)	$(7,261)

Net loss per share:
Basic and diluted	$(0.38)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	20,107	23,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(7,548)	$(7,261)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	638	708
Stock-based compensation expense	993	1,009
Provision for doubtful accounts	10	(3)
Amortization of short-term investment premium (discount)	(21)	(85)
Amortization of intangible assets	8	8
Loss on disposal of property and equipment	—	5
Changes in operating assets and liabilities
Accounts receivable	(185)	(780)
Prepaid expenses and other current assets	119	304
Other assets	103	(20)
Accounts payable	1,171	613
Accrued expenses and other current liabilities	737	(2,633)
Other long-term liabilities	(29)	(17)

Net cash used in operating activities	(4,004)	(8,152)

Cash flows from investing activities
Purchases of short-term investments	—	(48)
Proceeds from sale and maturity of short-term investments	14,574	17,558
Purchases of property and equipment	(370)	(254)

Net cash provided by investing activities	14,204	17,256

Cash flows from financing activities
Proceeds from stock option exercises	—	2

Net cash provided by financing activities	—	2

Net increase in cash and cash equivalents	10,200	9,106

Cash and cash equivalents at beginning of period	18,500	7,818

Cash and cash equivalents at end of period	$28,700	$16,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2009 and 2008 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended March 31, 2008 and 2007 accounted for approximately 19.1% and 22.4% of annual net transaction revenues in 2008 and 2007, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related FASB Staff Positions (“FSP”): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) FSP Financial Accounting Standard (“FAS”) 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2”), and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under FAS 157 Fair Value Measurements (“FAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 enhances the disclosure of instruments under the scope of FAS 157 for both interim and annual periods. The Company is currently evaluating these FASB Staff Positions.

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At March 31, 2009, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market securities	$23,453	$—	$—	$23,453
Asset backed	5,431	12	(435)	5,008
Mortgage backed	5,739	103	—	5,842
Corporate obligations	2,808	8	(1)	2,815
US Government and agency obligations	2,603	7	—	2,610

Total	$40,034	$130	$(436)	$39,728

March 31, 2009
(In thousands)
Recorded as:
Cash equivalents	$23,452
Short-term investments	16,276

$39,728

At March 31, 2009 the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $1.6 million and the related unrealized loss was approximately $433,000. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The evaluation of asset-backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company has determined that the unrealized loss is temporary and, accordingly, no impairment charge on investments has been recorded in the three months ended March 31, 2009. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

The estimated fair value of short-term investments classified by date of contractual maturity at March 31, 2009 was as follows:

March 31, 2009
(In thousands)
Due within one year or less	$28,945
Due after one year through two years	2,742
Due after two years through four years	8,041

$39,728

Fair Value Measurements

To increase consistency and comparability in fair value measurements, FAS 157 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value; Level 1 is the highest priority and Level 3 is the lowest priority. The three levels of the fair value hierarchy and are as follows:

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

At March 31, 2009, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market securities	$23,453	$—	$—	$23,453
Asset backed	—	5,008	—	5,008
Mortgage backed	—	5,842	—	5,842
Corporate obligations	—	2,815	—	2,815
US Government and agency obligations	—	2,610	—	2,610

Total	$23,453	$16,275	$—	$39,728

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net loss	$(7,548)	$(7,261)
Denominator:
Shares used to compute EPS basic and diluted:	20,107	23,450
Net loss per share basic and diluted:	$(0.38)	$(0.31)

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Stock options to purchase common stock	5,210	4,296
Warrants to purchase common stock	3	136
Nonvested common stock	227	197
Restricted stock issuable	52	48

	5,492	4,677

5. STOCK-BASED COMPENSATION EXPENSE

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the three months ended March 31, 2009 and 2008 was estimated by taking the average of the vesting term and the contractual term of the option as provided by SEC Staff Accounting Bulletin No. 110 (“SAB110”). The risk-free interest rate estimate is based upon U.S Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended March 31,
	2009	2008
Expected volatility	44%	44%
Risk-free interest rate	2.2%	2.8%
Expected life (years)	6.1	6.1
Expected dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$1.14	$2.55

Stock-based compensation was as follows:
	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Cost of revenues	$112	$142
Product development	76	68
Sales and marketing	250	262
General and administrative	555	537

Total stock-based compensation expense	993	1,009
Tax effect on stock-based compensation	—	—

Net effect on net income	$993	$1,009

The Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates expected forfeitures based on various factors including employee class and historical experience and revises, if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, the amount of stock-based compensation expense has been reduced for estimated forfeitures. As of March 31, 2009, there was $6.0 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.5 years. As of March 31, 2009, there was $1.4 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 1.5 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2008	5,214	$6.78	7.30	$630
Options granted	40	2.51
Options exercised	—	—
Options forfeited or expired	(29)	9.23

Outstanding at March 31, 2009	5,225	$6.73	7.08	$852

Vested and expected to vest at March 31, 2009	5,052	$6.80	7.01	$832

Options exercisable at March 31, 2009	2,890	$7.65	5.76	$703

Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.92 on March 31, 2009, and the exercise price for the options that were in-the-money at March 31, 2009. The total number of in-the-money options exercisable as of March 31, 2009 was 395,000. Total intrinsic value of options exercised was zero and $5,000 for the three months ended March 31, 2009 and 2008, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three months ended March 31, 2009 and 2008 was $214,000, and $203,000, including $72,000 and $109,000, respectively, of accrued expense for unissued stock awards under management incentive plans.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2008	166	$6.06
Shares granted	118
Shares vested	—
Shares forfeited	—

Nonvested at March 31, 2009	284	$4.61

6. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at March 31, 2009 and 2008. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

Based on the full valuation allowance and the taxable loss for the three months ended March 31, 2009, the Company has not recorded a tax provision or benefit.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net loss	$(7,548)	$(7,261)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	(60)	292

Comprehensive loss	$(7,608)	$(6,969)

8. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2014.

Future minimum lease payments under non-cancelable operating leases at March 31, 2009 were as follows, in thousands:

Year ending December 31,	Operating Leases
2009	$1,908
2010	2,286
2011	2,176
2012	1,044
2013	322
Thereafter	53

Total minimum lease payments	$7,789

Legal proceedings

From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are currently believed to be not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on the business, financial position, results of operations or cash flows.

Indemnifications

The Company has entered into various indemnification agreements in the ordinary course of our business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless and reimburse the indemnified parties, which include certain of our service providers as well as others, in connection with certain occurrences. In addition, the corporate charter documents require the Company to provide indemnification rights to the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law, and permit the Company to provide indemnification rights to our other employees and agents, for certain events that occur while these persons are serving in these capacities. The Company’s charter documents also protect each of its directors, to the fullest extent permitted by the Delaware General Corporation Law, from personal liability to the Company and its stockholders from monetary damages for a breach of fiduciary duty as a director. The Company has also entered into indemnification agreements with the Company’s directors and each of our officers with a title of Vice President or higher. Further, the underwriting agreement for the Company’s initial public offering requires the Company to indemnify the underwriters and certain of their affiliates and agents for certain liabilities arising from the offering and the related registration statement.

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

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those described under “Risk Factors” in Item 1A of Part I of our Form 10-K for our fiscal year ended December 31, 2008, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements.

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

Our net revenues are composed primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate where applicable (or, in New Jersey, net of charitable donation until April 1, 2009) or commission discount, if any, paid or offered to our clients. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain co-marketing arrangements, such as mortgage lenders to whom we provide access through the mortgage center on our website, who typically pay us a flat monthly fee that is established on a periodic basis. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore our options for entering into additional co-marketing arrangements or offering other services related to the purchase, sale and ownership of a home and offer property and casualty insurance (including auto insurance) services through a subsidiary.

We believe that customer acquisition is one of our core competencies, and while we anticipate that the difficulty of acquiring a sufficient number of leads online may increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past year in our existing markets in aggregate, we believe that there is an opportunity to increase further our market share, even if the overall level of sales continue to decline due to increased unemployment, changing consumer sentiment, interest rate increases, credit tightening, or other economic or geopolitical factors.

We were founded in 1999, currently have operations in 36 markets, and as of March 31, 2009 employed 3,245 people, of whom 2,989 were ZipAgents. During 2006, we commenced operations in Tampa in February, Orlando in April, Minneapolis/St. Paul in May, Austin in July, Palm Beach in September, and the Greater Philadelphia area in December. During 2007 we commenced operations in Naples and Tucson in March, Denver in April, Jacksonville in May, Salt Lake City and Richmond in July, Virginia Beach and Charlotte in August, Raleigh-Durham in September, and Westchester County in December. During 2008 we commenced operations in Long Island in March 2008 and Hartford in July 2008. During 2009 we commenced operations in the Portland, Oregon market in April, and depending on market conditions, we may consider entering one additional market during the year.

Trends in our business and financial and real estate markets

Decline in the residential real estate market. Although our business has experienced increasing revenue growth and transaction volume on an annual basis since our inception in 1999, in the past few years our business has been negatively impacted by macroeconomic conditions that have resulted in slower revenue growth and a decline in average net revenue per transaction. The residential real estate market began to soften in the fall of 2005. As mortgages consequently went into default, lender underwriting criteria tightened, which reduced homebuyers’ ability to obtain acceptable funding for home purchases, further dampening the residential real estate market. We believe the tightening of credit has also impaired the ability to close transactions, creating a further downward pressure on home prices. We believe that the recent increase in the unemployment rate, together with greater job insecurity and lackluster consumer confidence on a macroeconomic level, have added additional downward pressure on home prices and have impacted our closing yields. Other factors have likely contributed to the slowdown as well, including volatility in fuel prices, and the fact that home prices prior to this slowdown had been increasing at historically high rates, well ahead of household income growth.

Currently, we are unable to predict when the residential real estate market may return to more historical norms, and we may continue to experience slower growth rates versus our historical levels as buyers react cautiously to challenging market conditions. The current indications we have concerning the health of the residential real estate market include the following:

•

A significant percentage of our sales transaction volume is composed of distressed properties, that is, homes that are in foreclosure, bank owned (REO) or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. Approximately 53% of our sales transactions during the quarter ended March 31, 2009, were for distressed properties compared to approximately 35% for the year ended December 31, 2008. We expect distressed properties to continue to represent a significant portion of our business in the foreseeable future. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in their neighborhoods.

•

Nationally, home sales prices and home sales volumes have declined year-over-year, which continues to result in high inventories of homes available for sale. According to the National Association of REALTORS®, or NAR, the national median home price decreased 12.4% year-over-year in March 2009. High inventories persist as the annual rate of existing home sales decreased 3.0% year-over-year in March 2009 to a seasonally adjusted rate of 4.57 million, although we believe inventories in our markets declined on a year-over-year basis.

•

Evidence suggests a turnaround in some markets, particularly where home prices have already dropped dramatically. For example, in California, the California Association of REALTORS® reported that the median home price decreased by 39.0% year-over-year in March 2009 but, inversely, that home sales increased 63.8% year-over-year in March 2009. In addition, in some of our markets median prices actually increased during the first quarter.

•

The number of licensed real estate agents continues to decline. NAR has reported that its total membership of REALTORS® fell approximately 9.9% from March 31, 2008 to March 31, 2009. If the current state of the residential real estate market does not improve materially, we expect to see a further reduction in the number of licensed REALTORS® nationwide and in our largest markets. We expect that overall declines in agent ranks will be comprised disproportionately of less skilled real estate agents, with the better agents continuing in the business. We also expect that the prolonged market distress may deal a critical blow to some of our competitors. It is our hope that these events, if they occur, will increase the percentage of highly skilled real estate agents on the market, and reduce the competition for such agents, but we cannot know whether this result will occur, or whether the overall decline in the number of real estate agents will make it more difficult for us to employ qualified agents and grow our business.

•

The national unemployment rate has continued to rise. According to the Bureau of Labor Statistics, seasonally adjusted national unemployment rates rose from 4.9% in December 2007 to 7.2% in December 2008, and the rates rose again to 8.5% in March 2009. The increase in unemployment could further impair the future health of the residential real estate market, although there has been a significant rise in the affordability which may act as a counterbalancing factor.

Reduced availability of home loans on residential real estate market. We believe that the availability of home loans is critical to the residential real estate market. Currently, we perceive credit standards, including mortgage lending standards, to be tight. We believe this tightness was caused by a multi-year softness in the residential real estate market beginning in late 2005, followed by unexpectedly high mortgage defaults and related losses by lenders and investors on mortgages and mortgage-backed securities, which, at least in part, resulted in a crisis in the financial markets and a related banking shock in the second half of 2008. We perceive that investors, who buy loans and securities backed by mortgages, are tightening credit standards and/or exiting the market for loans that are not guaranteed by the Federal National Mortgage Association (or Fannie Mae) or the Federal Home Loan Mortgage Corporation (or Freddie Mac), the two largest corporations that purchase closed loans from mortgage lenders.

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

Federal efforts to bolster the residential real estate market. During 2008 and continuing into the first quarter of 2009, the federal government and related agencies acted repeatedly to address the decline in the residential real estate market and the tightening in the home mortgage industry. For example:

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

•

In February 2009, the President introduced a plan to reduce home foreclosures by, among other things, offering incentives to lenders that provide loan modifications to homeowners in danger of foreclosure and granting bankruptcy judges the power to modify loan terms for homeowners in bankruptcy. In April 2009, the U.S. Senate voted not to grant this power to modify loan terms to bankruptcy judges.

In addition, throughout 2008 and first quarter of 2009 the Federal Reserve Board, or FRB, has acted repeatedly to make additional funds available to banks and financial institutions, including by making loans, buying unsecured short-term debt, and buying mortgage-related assets. The FRB regulates the supply of money in the United States, including through the extension of credit to banks and other financial institutions, and its actions often have a significant impact on interest rates. The FRB typically has the power to act independently of Congress.

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

We have lowered our buyer rebate percentage several times to improve our revenue model. We implemented these buyer rebate percentage reductions for several reasons, including our determination that our growing reputation for superior service allowed us not to compete solely on price, our efforts to improve our revenue model and agent compensation model, and our desire to offer a simplified rebate structure to our clients. We have recently ceased offering a rebate on transactions valued at less than $100,000.

In connection with entry into the Greater Philadelphia area in December 2006, we entered the New Jersey market, where the payment of cash rebates is currently not permitted by law. Consequently, we do not offer a rebate to our clients in New Jersey. In lieu of offering a cash rebate to our buyers in New Jersey, we made a donation to a local charity through United Way equal to 20% of our commissions, although we discontinued this practice effective April 1, 2009.

In April 2009, we launched our Portland market to serve portions of Oregon and Washington. Rebates are prohibited under current Oregon law and, thus, we will not offer our rebate to clients in the Oregon portion of the Portland market. We have adjusted our value proposition for our clients serviced in our Portland market by offering an enhanced Client Satisfaction Guarantee.

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

Changes in competitive landscape. The competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. For example, Redfin Corporation has introduced a discount brokerage model that allows clients to make offers to purchase homes and to list homes for sale directly online, while receiving a two-thirds rebate of their commission. RealEstate.com, which is owned by LendingTree, LLC, acts as a lead generator for real estate brokers, and also operates a direct to consumer brokerage service. Trulia, Inc. operates a residential real estate search engine to connect consumers directly to listings on agent and broker websites. These companies have limited operating histories upon which to evaluate their operations and future prospects. However, we believe these companies, as well as ours, reflect that the real estate industry is experiencing, and will continue to experience, significant changes due, in part, to the introduction of new technologies, new businesses, and new business models. In order to be successful, our services must remain attractive to consumers so that we can compete successfully with these newer models as they expand into our marketplaces. In addition, to remain economically viable, we will need to be able to compete effectively with these new entrants for the acquisition of agents and customers.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in our 10-K for the year ended December 31, 2008, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

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

Stock-based compensation

We follow the provisions of Statement of Financial Accounting Standards (“FAS”) 123 (Revised 2004), Share-Based Payment (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.

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

FAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at March 31, 2009.

Recently issued accounting pronouncements

See Note 2 titled “Recent Accounting Pronouncements” of our Notes to Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended March 31,
Consolidated statements of operations data (unaudited)	2009	2008
	(In thousands, except per share data)
Net transaction revenues	$21,352	$20,121
Referral and other revenues	360	503

Net revenues	21,712	20,624

Operating expenses:
Cost of revenues	13,834	12,342
Product development	2,312	2,146
Sales and marketing	9,944	10,028
General and administrative	3,479	3,682
Litigation	—	625

Total operating expenses	29,569	28,823

Loss from operations	(7,857)	(8,199)

Other income (expense), net
Interest income	309	911
Other income (expense), net	—	27

Total other income (expense), net	309	938

Loss before income taxes	(7,548)	(7,261)
Provision for income taxes	—	—

Net loss	$(7,548)	$(7,261)

Net loss per share:
Basic and diluted	$(0.38)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	20,107	23,450

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
Consolidated statements of operations data (unaudited)	2009	2008
Net transaction revenues	98.3%	97.6%
Referral and other revenues	1.7	2.4

Net revenues	100.0	100.0

Operating expenses:
Cost of revenues	63.7	59.8
Product development	10.6	10.4
Sales and marketing	45.8	48.6
General and administrative	16.0	17.9
Litigation	—	3.0

Total operating expenses	136.1	139.7

Loss from operations	(36.1)	(39.7)

Other income (expense), net
Interest income	1.4	4.4
Other income, net	—	0.1

Total other income (expense), net	1.4	4.5

Loss before income taxes	(34.7)	(35.2)
Provision for income taxes	—	—

Net loss	(34.7)%	(35.2)%

Comparison of the three months ended March 31, 2009 and 2008

Other operating data

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
Number of markets (1)
Comparable existing markets	23	23	—
New markets	12	11	1

Total	35	34	1

Number of transactions closed during the period (2)
Comparable existing markets	3,499	2,785	714	25.6%
New markets	672	336	336	100.0%

Total	4,171	3,121	1,050	33.6%

Average net revenue per transaction (3)
Comparable existing markets	$5,270	$6,662	$(1,392)	(20.9)%
New markets	4,332	4,661	(329)	(7.1)%
All markets	$5,119	$6,447	$(1,328)	(20.6)%

Number of ZipAgents at end of the period
Comparable existing markets	2,327	1,951	376	19.3%
New markets	662	334	328	98.2%

All markets	2,989	2,285	704	30.8%

(1)	We believe presenting information about our existing or mature markets compared to our new or developing markets provides an additional perspective on our business. During the current economic slowdown, our new markets are requiring additional time to reach a relatively consistent scale of operation and we have moderated the rate at which we are opening new markets and, accordingly, we have revised our definition of a new market. We are now transferring new markets to existing markets on January 1st following the completion of their first full two calendar years of operation. In our previous reports, new markets were transferred to existing markets on January 1st following the completion of their first full calendar year of operation. Our Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first two full calendar years as of the end of 2008. Accordingly, these markets were moved to existing markets as of January 1, 2009 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007
Charlotte, NC		August 2007
Raleigh-Durham, NC		September 2007
Westchester County, NY		December 2007
Long Island, NY		March 2008
Hartford, CT		July 2008

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Net transaction revenues
Comparable existing markets	$18,441	$18,555	$(114)	(0.6)%
New markets	2,911	1,566	1,345	85.9%

Total	$21,352	$20,121	$1,231	6.1%

The increase in our net transaction revenues of $1.2 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 was primarily due to an increase in net transaction revenues of $1.3 million in our new markets offset by a decrease in net transaction revenues of $0.1 million from our existing markets.

The decrease in net transaction revenues in our existing markets of $0.1 million or 0.6% was driven primarily by a decrease in average net revenue per transaction of $1,392 or 20.9%, offset by an increase in the number of transactions closed during the period of 714 or 25.6%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, an increase in the number of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

The increase in net transaction revenues in our new markets of $1.3 million was driven by an increase of 336 transactions closed during the period primarily from the ten new markets opened during 2007 and the new market opened in March 2008. Average net revenue per transaction decreased by $329 or 7.0% primarily attributable to the same factors impacting net revenue per transaction in our existing markets.

We expect our net transaction revenues will increase for 2009 driven by an increase in the overall number of transactions, primarily from our new markets, offset by decreases in net revenue per transaction. The decrease in net revenue per transaction year over year is expected to result from a continuation of the factors impacting the quarter ended March 31, 2009: overall decreases in housing prices, increases in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, and ongoing pressure on the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

Referral and other revenues

Referral and other revenues consist primarily of certain marketing agreements and transaction referrals.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Referral and other revenues
Comparable existing markets	$85	$79	$6	7.0%
New markets	14	4	10	282.1%
Corporate	261	420	(159)	(37.8)%

Total	$360	$503	$(143)	(28.4)%

The decrease in corporate referral and other revenues for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 was primarily attributable to the elimination of fees from a primary source of corporate referral income, a mortgage services marketing agreement with E-LOAN, that terminated October 31, 2008.

We expect our referral and other income will remain flat or decrease moderately for 2009 as we explore our options for other marketing agreements and sources of residential real estate related services.

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

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Cost of revenues
Comparable existing markets	$12,127	$11,553	$574	5.0%
New markets	1,707	789	918	116.3%

Total	$13,834	$12,342	$1,492	12.1%

The increase in cost of revenues for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 was primarily related to the overall increase in net revenues on which we pay agent commissions.

Cost of revenues increased in our existing markets by approximately $0.6 million or 5.0% for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Agent commissions and payroll taxes increased by $0.1 million or 1.6% primarily attributable to the mix of agent commissions paid on the modest decrease in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $0.5 million or 20.0% primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of existing markets net revenues increased by about 3.5 percentage points.

Cost of revenues increased in our new markets by approximately $0.9 million or 116.3% for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Agent commissions and payroll taxes increased by $0.7 million primarily attributable to the increase in net revenues on which these costs are based and the mix of agent commissions paid. Agent expense reimbursements and benefits increased by approximately $0.2 million primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of new market net revenues increased by 8.1 percentage points. As new markets mature, we expect the cost of revenues percentage to increase as additional ZipAgents achieve higher commission splits and qualify for benefits.

We expect our cost of revenues for 2009 will increase in absolute dollars and decrease as a percentage of net revenues over the remainder of the year. The first quarter of each calendar year is typically the seasonally slowest period of the year with the highest cost of revenue percentage primarily attributable to the relatively fixed costs of agent performance and tenure based programs, benefits and expense reimbursements.

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

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Product development	$2,312	$2,146	$166	7.7%

The increase in product development expenses for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 was due primarily to supporting higher website volume and a new data site and consisted primarily of increases in salaries and benefits of $0.1 million. As a percentage of net revenues, product development expenses increased by 0.2 percentage points for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

We expect our product development expenses to increase in 2009 in absolute dollars and to decrease as a percentage of net revenues over the remainder of the year. The first quarter of each calendar year is typically the seasonally slowest period of the year with all operating expenses representing a higher percentage of net revenues than full year results are expected to reflect.

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

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Sales and marketing:
Comparable existing markets	$6,014	$6,392	$(378)	(5.9)%
New markets	2,168	1,719	449	26.2%
Regional/corporate sales support and marketing	1,762	1,917	(155)	(8.1)%

Total	$9,944	$10,028	$(84)	(0.8)%

The decrease in sales and marketing expenses for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 was primarily related to the cost control initiatives in our existing markets and regional/corporate support operations partially offset by growth in our new markets.

Sales and marketing expenses decreased in our existing markets by approximately $0.4 million principally attributable to decreases in salaries and benefits of $0.1 million and customer acquisition and marketing costs of $0.2 million. As a percentage of existing market net revenues, existing market sales and marketing expenses were 32.5% in the current year compared to 34.3% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $0.4 million principally attributable to the current year reflecting a full year of operations for the ten new markets opened during 2007 and the new market opened in March 2008.The increase in expenses consisted primarily of customer acquisition and marketing costs of $0.4 million. As a percentage of new market revenues, new market sales and marketing expenses were 74.1% in the current year compared to 109.5% in the prior year.

Regional/corporate sales support and marketing expenses decreased by approximately $0.1 million and consisted primarily of a decrease of $0.1 million of salaries and benefits. As a percentage of net revenues, regional sales support and marketing expenses were approximately 8.1% in the current year compared to 9.3% in the prior year.

We expect our sales and marketing expenses for 2009 will increase in absolute dollars but will decrease as a percentage of net revenues over the remainder of the year. The first quarter of each calendar year is typically the seasonally slowest period of the year with all operating expenses representing a higher percentage of net revenues than full year results are expected to reflect.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
General and administrative	$3,479	$3,682	$(203)	(5.5)%

The decrease in general and administrative expenses for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 was principally due to a decrease in professional fees of $0.3 million offset by increased salaries and benefits of $0.2 million. As a percentage of net revenues, general and administrative expenses were 16.0% for the current year compared to 17.9% in the prior year.

We expect our general and administrative expenses for 2009 will increase in absolute dollars but will decrease as a percentage of net revenues over the remainder of the year. The first quarter of each calendar year is typically the seasonally slowest period of the year with all operating expenses representing a higher percentage of net revenues than full year results are expected to reflect.

Litigation

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Litigation	$—	$625	$(625)	(100.0)%

Litigation for the quarter ended March 31, 2008 relates to the settlement of a class action lawsuit filed by a former ZipAgent in the amount of $0.6 million.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Interest income	$309	$911	$(602)	(66.1)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to the repurchase of shares of our common stock for approximately $17.4 million in April 2008 and cash used in our operating activities as a result of the losses incurred since March 31, 2008.

Other income (expense), net

Other income (expense), net consists of non-operating items.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Other income (expense), net	$—	$27	$(27)	(100.0)%

Other income for the quarter ended March 31, 2008 relates primarily to realized gains on our short term investments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2009 are our cash, cash equivalents and short-term investments. As of March 31, 2009, we had cash, cash equivalents and short-term investments at fair value of $45.0 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $4.0 and $8.2 million in the three months ended March 31, 2009 and 2008, respectively. Cash used in the quarter ended March 31, 2009 resulted primarily from a net loss $7.5 million partially offset by $0.6 million of depreciation and amortization and $1.0 million of non-cash stock-based compensation expense. Cash used in the quarter ended March 31, 2008 resulted primarily from a net loss of $7.3 million and the payment of $3.55 million litigation settlement partially offset by $0.7 million of depreciation and amortization and $1.0 million of non-cash stock-based compensation expense.

Our primary source of operating cash flow is the collection of our net commission revenues offset by cash payments for ZipAgent costs: commissions, payroll taxes, benefits, award programs and expense reimbursements, as well as for product development, sales and marketing and general and administrative costs: employee compensation, benefits, client acquisition costs and other operating expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $14.2 million and $17.3 million in the three months ended March 31, 2009 and 2008, respectively. Cash provided for in the three months ended March 31, 2009 primarily represents the proceeds from the sale and maturity of short-term investments of $14.6 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the three months ended March 31, 2008 represent the net proceeds from the sales and purchases of short-term investments of $17.5 million less the purchase of property and equipment, including amounts for website development and internal use software.

We typically maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change. During the current recession we have retained proceeds from maturing short-term investments in money market securities and as a result our cash and cash equivalent balances have increased by approximately $10.2 million at March 31, 2009 from December 31, 2008.

Currently, we expect our remaining 2009 capital expenditures to be approximately $1.5 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and new market expansion leasehold improvements, furniture and computer equipment. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Proceeds from our financing activities were not significant in the three months ended March 31, 2009 and 2008, respectively. Sources of cash from financing activities primarily represented the proceeds from stock option exercises.

As of March 31, 2009, we had warrants outstanding for the purchase of an aggregate of 3,284 shares of our common stock at a weighted average exercise price of $18.27 per share; all of these warrants are currently exercisable at the option of the holders.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. In addition, if the current recession and depressed state of the residential real estate market continues or worsens and results in fewer transactions, reduced commissions or higher costs, we may have a greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2014. The following table provides summary information concerning our future contractual obligations and commitments at March 31, 2009.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,496	$4,258	$1,017	$18	$7,789

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

As of March 31, 2009 and 2008, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2009 and 2008, the increase or decline in fair market value of the portfolio would be approximately $0.0 and $0.2 million, respectively.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

We are not currently aware of any material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of our business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on our business, results of operations, financial position, or cash flows.

Item 1A.	Risk Factors:

Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should carefully consider the risk factors described under “Risk Factors” in Item 1A of Part I of our Form 10-K for our fiscal year ended December 31, 2008. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended March 31, 2009, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 5.	Other Information:

Our Insider Trading Compliance Program allows directors, officers and other employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, one of our executive officers has adopted a Rule 10b5-1 trading plan under which a total of up to 35,000 shares may be sold in the future. Sales under this plan will be made at various dates and prices but in no event at a price less than $8.00 per share, subject to the terms of the plan. In the future, we believe that additional directors, officers and employees may establish such programs.

Item 6.	Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ Charles C. Baker
Charles C. Baker
Executive Vice President and Chief Financial Officer

Date: May 6, 2009

Exhibit Index

Exhibit number	Description

3.1(a)(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Management Incentive Plan — Fiscal Year 2009

10.2(4)*	Form of Restricted Stock Award Agreement for grants made February 12, 2009

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 6, 2009.

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 17, 2009.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.