Form 10-Q
period 2009-06-30
ZIPREALTY INC
filed 2009-08-05
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51002

ZIPREALTY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer identification number)

2000 POWELL STREET, SUITE 300 EMERYVILLE, CA	94608
(Address of principal executive offices)	(Zip Code)

(510) 735-2600

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

We had 20,387,492 shares of common stock outstanding at August 3, 2009.

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$35,328	$18,500
Short-term investments	9,518	30,889
Accounts receivable, net of allowance of $26 and $26, respectively	2,345	1,625
Prepaid expenses and other current assets	3,057	3,442

Total current assets	50,248	54,456
Restricted cash	110	130
Property and equipment, net	4,007	4,516
Intangible assets, net	74	89
Other assets	488	776

Total assets	$54,927	$59,967

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,710	$2,169
Accrued expenses and other current liabilities	9,151	6,706

Total current liabilities	11,861	8,875
Other long-term liabilities	401	441

Total liabilities	12,262	9,316

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,833 and 23,709 shares issued and 20,386 and 20,273 shares outstanding, respectively	24	24
Additional paid-in capital	150,475	148,502
Common stock warrants	4	4
Accumulated other comprehensive loss	(194)	(246)
Accumulated deficit	(90,464)	(80,483)
Treasury stock at cost: 3,447 and 3,436 shares, respectively	(17,180)	(17,150)

Total stockholders’ equity	42,665	50,651

Total liabilities and stockholders’ equity	$54,927	$59,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net transaction revenues	$31,702	$29,870	$53,054	$49,991
Referral and other revenues	432	554	792	1,057

Net revenues	32,134	30,424	53,846	51,048

Operating expenses
Cost of revenues	18,909	17,156	32,743	29,498
Product development	2,344	2,124	4,656	4,270
Sales and marketing	10,237	10,526	20,181	20,554
General and administrative	3,278	2,938	6,757	6,620
Litigation	—	—	—	625

Total operating expenses	34,768	32,744	64,337	61,567

Loss from operations	(2,634)	(2,320)	(10,491)	(10,519)

Other income (expense), net
Interest income	200	604	509	1,515
Other income, net	1	47	1	74

Total other income (expense), net	201	651	510	1,589

Loss before income taxes	(2,433)	(1,669)	(9,981)	(8,930)
Provision for income taxes	—	—	—	—

Net loss	$(2,433)	$(1,669)	$(9,981)	$(8,930)

Net loss per share:
Basic and diluted	$(0.12)	$(0.08)	$(0.50)	$(0.41)
Weighted average common shares outstanding:
Basic and diluted	20,140	20,074	20,136	21,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(9,981)	$(8,930)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,285	1,419
Stock-based compensation expense	2,079	1,886
Provision for doubtful accounts	—	13
Amortization of short-term investment premium (discount)	(17)	(134)
Amortization of intangible assets	15	15
Loss on disposal of property and equipment	7	5

Changes in operating assets and liabilities
Accounts receivable	(720)	(1,239)
Prepaid expenses and other current assets	385	550
Other assets	288	(15)
Accounts payable	541	1,127
Accrued expenses and other current liabilities	2,296	(1,774)
Other long-term liabilities	(40)	(35)

Net cash used in operating activities	(3,862)	(7,112)

Cash flows from investing activities
Restricted cash	20	(40)
Purchases of short-term investments	—	(111)
Proceeds from sale and maturity of short-term investments	21,440	34,429
Purchases of property and equipment	(746)	(902)

Net cash provided by investing activities	20,714	33,376

Cash flows from financing activities
Proceeds from stock option exercises	6	15
Purchase of treasury stock	(30)	(17,477)

Net cash used in financing activities	(24)	(17,462)

Net increase in cash and cash equivalents	16,828	8,802

Cash and cash equivalents at beginning of period	18,500	7,818

Cash and cash equivalents at end of period	$35,328	$16,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2009 and 2008 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended June 30, 2008 and 2007 accounted for approximately 28.3% and 30.2% of annual net transaction revenues in 2008 and 2007, respectively. Net transaction revenues during the six months ended June 30, 2008 and 2007 accounted for approximately 47.4% and 52.6% of annual net transaction revenues in 2008 and 2007, respectively.

Subsequent events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 165, Subsequent Events (“FAS 165”), which is effective for interim and annual periods ending after June 15, 2009. FAS 165 provides guidance on management’s assessment of subsequent events, clarifying that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The adoption of FAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company has evaluated subsequent events through August 5, 2009, the date the financial statements were issued (See Note 9).

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“FAS 168”), which is effective for interim and annual periods ending after September 15, 2009. FAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of FAS 168 will only impact references for accounting guidance.

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At June 30, 2009, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market securities	$28,574	$—	$—	$28,574
Asset backed	3,940	12	(302)	3,650
Mortgage backed	4,467	90	—	4,557
Corporate obligations	1,305	6	—	1,311

Total	$38,286	$108	$(302)	$38,092

June 30, 2009
(In thousands)
Recorded as:
Cash equivalents	$28,574
Short-term investments	9,518

$38,092

At June 30, 2009 the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $1.7 million and the related unrealized loss was approximately $302,000. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount by which the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis and the financial condition of the issuer. The Company has no requirement and no intent to sell the securities and expects to recover up to (or beyond) the initial cost of the investment. The evaluation of asset-backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company has determined that the unrealized loss is temporary and, accordingly, no impairment charge on investments has been recorded in the three and six months ended June 30, 2009. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

The estimated fair value of short-term investments classified by date of contractual maturity at June 30, 2009 was as follows:

June 30, 2009
(In thousands)
Due within one year or less	$30,454
Due after one year through two years	1,383
Due after two years through four years	6,255

$38,092

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

At June 30, 2009, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market securities	$28,574	$—	$—	$28,574
Asset backed	—	3,650	—	3,650
Mortgage backed	—	4,557	—	4,557
Corporate obligations	—	1,311	—	1,311

Total	$28,574	$9,518	$—	$38,092

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousand, except per share data)
Numerator:
Net loss	$(2,433)	$(1,669)	$(9,981)	$(8,930)

Denominator:
Shares used to compute EPS basic and dilute	20,140	20,074	20,136	21,771
Net loss per share basic and diluted	$(0.12)	$(0.08)	$(0.50)	$(0.41)

The following table set forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousand)
Stock options to purchase common stock	5,241	4,599	5,226	4,448
Warrants to purchase common stock	3	107	3	122
Nonvested common stock	274	189	251	193
Restricted stock issuable	54	—	106	—

Total	5,572	4,895	5,586	4,763

5. STOCK-BASED COMPENSATION EXPENSE

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the three and six months ended June 30, 2009 and 2008 was estimated by taking the average of the vesting term and the contractual term of the option as provided by SEC Staff Accounting Bulletin No. 110 (“SAB110”). The risk-free interest rate estimate is based upon U.S Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected volatility	45%	44%	44 - 45%	44%
Risk-free interest rate	0.5 - 2.5%	2.1 - 3.2%	0.5 - 2.5%	2.1 - 3.2%
Expected life (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.41	$2.31	$1.32	$2.33

Stock-base compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of revenues	$81	$164	$193	$306
Product development	95	28	171	96
Sales and marketing	292	273	542	535
General and administrative	618	412	1,173	949

Total stock-based compensation expense	1,086	877	2,079	1,886
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$1,086	$877	$2,079	$1,886

The Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates expected forfeitures based on various factors, including employee class and historical experience, and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Accordingly, the amount of stock-based compensation expense has been reduced for estimated forfeitures. As of June 30, 2009, there was $5.0 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.3 years. As of June 30, 2009, there was $1.1 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 1.2 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2008	5,214	$6.78	7.30	$630
Options granted	113	2.95
Options exercised	(6)	1.10
Options forfeited or expired	(53)	8.35

Outstanding at June 30, 2009	5,268	$6.69	6.88	$651

Options exercisable at June 30, 2009	3,242	$7.48	5.84	$600

Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options expire after ten years.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.68 on June 30, 2009, and the exercise price for the options that were in-the-money at June 30, 2009. The total number of in-the-money options exercisable as of June 30, 2009 was 389,000. Total intrinsic value of options exercised was $10,000 and $32,000 for the six months ended June 30, 2009 and 2008, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2009 was $255,000 and $469,000, including $77,000 and $149,000, respectively, of accrued expense for unissued stock awards under management incentive plans. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2008 was ($16,000) and $188,000. The expense for the three months ended June 30, 2008 reflects the reversal of expense accrued for the three months ended March 31, 2008, in the amount of $109,000, related to unissued stock awards under management incentive plans as the goals under the plan were not achieved by the Company for the six months ended June 30, 2008.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2008	166	$6.06
Shares granted	118
Shares vested	(35)
Shares forfeited	—

Nonvested at June 30, 2009	249	$4.42

6. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at June 30, 2009. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

Based on the full valuation allowance and the taxable loss for the six months ended June 30, 2009, the Company has not recorded a tax provision or benefit.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(2,433)	$(1,669)	$(9,981)	$(8,930)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	112	(276)	52	16

Comprehensive loss	$(2,321)	$(1,945)	$(9,929)	$(8,914)

8. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2014.

Future minimum lease payments under non-cancelable operating leases at June 30, 2009 were as follows, in thousands:

Year ending December 31,	Operating Leases
2009	$1,317
2010	2,425
2011	2,258
2012	1,081
2013	350
Thereafter	70

Total minimum lease payments	$7,501

Legal proceedings

From time to time the Company has been, and it currently is, a party to litigation and subject to claims incidental to the ordinary course of its business. The amounts in dispute in these matters are currently believed to be not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Indemnifications

The Company has entered into various indemnification agreements in the ordinary course of our business. Pursuant to these agreements, the Company has agreed to indemnify, hold harmless and reimburse the indemnified parties, which include certain of its service providers as well as others, in connection with certain occurrences. In addition, the corporate charter documents require the Company to provide indemnification rights to the Company’s directors and officers to the fullest extent permitted by the Delaware General Corporation Law, and permit the Company to provide indemnification rights to its other employees and agents, for certain events that occur while these persons are serving in these capacities. The Company’s charter documents also protect each of its directors, to the fullest extent permitted by the Delaware General Corporation Law, from personal liability to the Company and its stockholders from monetary damages for a breach of fiduciary duty as a director. The Company has also entered into indemnification agreements with the Company’s directors and each of its officers with a title of Vice President or higher. Further, the underwriting agreement for the Company’s initial public offering requires the Company to indemnify the underwriters and certain of their affiliates and agents for certain liabilities arising from the offering and the related registration statement.

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

9. SUBSEQUENT EVENT

On June 26, 2009, the Company launched a voluntary stock option exchange program. Under the terms of the program, eligible employees had the right to exchange stock options having an exercise price equal to or greater than $4.59 per share for new nonqualified stock options. Eligible employees received a new option for each tendered eligible option, depending on the exercise price, in accordance with the exchange ratios as follows:

Exercise Price	Exchange Ratio
$4.59 - $7.99	Two new options issued in exchange for three eligible options
$8.00 or greater	One new option issued in exchange for two eligible options

The offer expired on July 24, 2009 and eligible options to purchase an aggregate of approximately 2.9 million shares of the Company’s common stock were validly tendered, representing approximately 80.9% of the eligible shares. The Company will issue new options to purchase an aggregate of approximately 1.8 million shares of the Company’s common stock at an exercise price per share of $3.20, the closing price of the Company’s common stock on July 24, 2009.

The Company will recognize incremental compensation cost of the stock options granted in the exchange offer in addition to the remaining unamortized expense for the eligible options exchanged. The incremental compensation cost, of approximately $600,000 to $700,000, was measured, using the Black-Scholes option pricing model, as the excess of the fair value of the new options granted, over the fair value of the options surrendered as of the modification date. The new options will vest ratably each month over a 36 month period contingent upon employment with the Company on the date of vest and the incremental compensation cost for the new options will be recognized in compensation expense ratably over the vesting period. In the event that any of the new options are forfeited prior to their vesting due to termination of service, the compensation cost for the forfeited options will not be recorded. The new options were issued for a term of seven years.

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

OVERVIEW

General

We are a full-service residential real estate brokerage firm and operator of a leading website and of online services focused on residential real estate. We utilize our user-friendly website and employee real estate agents to provide homebuyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform help to improve productivity and reduce costs, allowing us to pass on significant savings to consumers as permitted by law.

We typically share a portion of our commissions with our buyer clients in the form of a cash rebate, and typically represent our seller clients at fee levels below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers. In two of the states in which we operate, New Jersey and Oregon, the payment of cash rebates is not currently permitted by law. In lieu of offering a cash rebate to our buyers in New Jersey, prior to April 1, 2009, we made a donation to a local charity through United Way equal to 20% of our commissions. Effective April 1, 2009, we discontinued this practice. In the Portland market, we have adjusted our value proposition for our clients by offering an enhanced client satisfaction guarantee.

Our net revenues are composed primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We record revenues net of rebate where applicable (or, in New Jersey, net of charitable donation until April 1, 2009) or commission discount, if any, paid or offered to our clients. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain co-marketing arrangements, such as mortgage lenders to whom we provide access through the mortgage center on our website, who typically pay us a flat monthly fee that is established on a periodic basis, as well as from relationships with advertisers. For example, in the second quarter of 2009 we entered into a marketing agreement with Bank of America. We have begun rolling out that agreement in our markets, and we expect implementation to be complete in all of our markets by the end of August 2009. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore our options for entering into additional co-marketing arrangements or offering other services related to the purchase, sale and ownership of a home and offer property and casualty insurance (including auto insurance) services through a subsidiary.

We believe that customer acquisition is one of our core competencies, and while the difficulty of acquiring a sufficient number of leads online could increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our market share has averaged less than 1% over the past year in our existing markets in aggregate, we believe that there is an opportunity to increase further our market share, even if the overall level of sales continue to decline due to increased unemployment, changing consumer sentiment, interest rate fluctuations, credit tightening, or other economic or geopolitical factors.

We were founded in 1999, currently have operations in 36 markets, and as of June 30, 2009 employed 3,433 people, of whom 3,172 were ZipAgents. During 2009 we commenced operations in the Portland, Oregon market in April, and depending on market conditions, we may consider entering one additional market during the year.

Trends in our business and financial and real estate markets

Current state of the residential real estate market. Although our business has experienced increasing revenue growth and transaction volume on an annual basis since our inception in 1999, in the past few years our business has been negatively impacted by macroeconomic conditions that have resulted in slower revenue growth and a decline in average net revenue per transaction. The residential real estate market began to soften in the fall of 2005. As mortgages consequently went into default, lender underwriting criteria tightened, which reduced homebuyers’ ability to obtain acceptable funding for home purchases, further dampening the residential real estate market. We believe the tightening of credit has also impaired the ability to close transactions, creating further downward pressure on home prices. We believe that the continued increase in the unemployment rate, together with greater job insecurity and lackluster consumer confidence on a macroeconomic level, have added additional downward pressure on home demand

The current indications we have concerning the health of the residential real estate market are mixed, and we are unable to predict when, where, and to what extent the residential real estate market may return to more historical norms. We may continue to experience slower growth rates versus our historical levels as buyers react cautiously to challenging market conditions.

On the positive side, some indicators suggest that the national residential real estate market may be stabilizing from the shocks caused by the banking and financial crises, such as the following data from the National Association of REALTORS®, or NAR:

•

Existing home sales rose for three consecutive months during the second quarter of 2009. In addition, existing home sales in June 2009 were 3.6% higher than the previous month and occurred in all major regions of the country, although they were still 0.2% lower than June 2008.

•	Although median existing home sales prices in June 2009 were 15.4% lower than in June 2008, the decline in median existing home sales prices year-over-year has started to flatten.

•

The inventory of homes available for sale in June 2009 decreased by 0.7% from the previous month and by 14.9% from June 2008. Any future decreases in inventory levels could help stabilize housing prices by reducing the glut of homes available for sale.

Despite these positive indicators, other factors could hamper the recovery of, or even further deteriorate, the residential real estate market, including the following:

•

The national unemployment rate has continued to rise. According to the Bureau of Labor Statistics, seasonally adjusted national unemployment rates rose from 4.9% in December 2007 to 7.2% in December 2008, and the rate rose again to 9.5% in June 2009, the highest rate in over a quarter century. If unemployment remains high or worsens, it could negatively impact housing affordability and consumer confidence, potentially resulting in fewer home sales and more mortgage defaults, which in turn could further impair the banking and financial markets.

•

Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (REO) or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the second quarter of 2009, the percentage of our sales transactions composed of distressed properties was approximately 43%, which was less than the 53% result realized in the previous quarter, but nevertheless greater than the 29% result realized in the second quarter of 2008. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in their neighborhoods.

•

We expect distressed properties to continue to represent a significant portion of our business in the foreseeable future. While the inventory of homes for sale has recently decreased as discussed above, there is some evidence that this decrease may have been caused, in part, by changes in foreclosure practices that have resulted in “shadow inventory,” meaning distressed and other properties that have not yet been listed for sale. Shadow inventory can occur when lenders put REO properties on the market gradually, rather than all at once. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. According to Forbes-Online, in July 2009, less than 30% of all bank-owned REOs were listed for sale on an MLS. This shadow inventory could delay the recovery of the residential real estate market as it is introduced into the market in future periods.

Reduced availability of home loans on residential real estate market. We believe that the availability of home loans is critical to the residential real estate market. We continue to perceive mortgage lending standards to be tight. Lenders continue to require homebuyers to have higher credit scores and to provide greater down payments than in recent years. Lenders have also required increased documentation, which has a tendency to slow the closing process. Although Congress has enacted legislation to improve the availability of mortgages, there can be no assurance that such improvement will happen.

An entire group of loan products, including subprime and some Alt A loans, continue to be difficult to obtain, as is also true of prime, non-conforming loans (principally loans of more than $729,750, which exceed the maximum amounts that may be purchased by Fannie Mae and Freddie Mac). We believe that the increase in the availability and cost of non-conforming loans has reduced demand for higher-priced homes, which exerts downward pressure of average net revenue per transaction. As evidence for this belief, according to a May 2009 report from NAR, the supply of homes available for sale at prices over $750,000 was 41 months in 2009, as compared to 19 months in 2007.

In addition, Fannie Mae and Freddie Mac, who together guarantee or own approximately half of the total home mortgages in the United States, have played critical roles in the national housing market by supplying significant liquidity in the market for mortgage lending and buying. In the second half of 2008, Fannie Mae and Freddie Mac experienced significant losses and were placed into conservatorship by the Federal government. If either Fannie Mae or Freddie Mac ceases, or significantly curtails, its mortgage lending and buying activities, the availability of mortgages to potential homebuyers, and consequently the residential real estate market, could worsen significantly.

Federal and State efforts to bolster the residential real estate market. As we have described in our previous reports, beginning in 2008, the federal government and related agencies acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit. Recent developments include the following:

•

In the first quarter of 2008, federal legislation was enacted that, among other objectives, attempted to bolster the market for home loans by raising the loan amount that qualifies as a “conforming loan” up to a maximum of $729,750 in certain markets. In early 2009, this legislation was extended through December 2009. The U.S. House Appropriations Committee has approved a bill to extend this legislation through September 2010, subject to Congressional approval.

•

In February 2009, the President introduced a plan to reduce home foreclosures by, among other things, offering incentives to lenders that provide loan modifications to homeowners in danger of foreclosure. The plan was approved by the U.S. Senate in May 2009 and includes a moratorium on foreclosures during the loan modification process.

•

Also in February 2009, the U.S. Senate approved an amendment to the economic stimulus package that would provide a $15,000 tax credit to anyone buying a primary residence, whether or not a first-time homebuyer. This legislation is currently pending in the U.S. House of Representatives.

•

In May 2009, the Home Valuation Code of Conduct, or HVCC, went into effect. The HVCC sets forth new appraisal-related practices that must be followed for a conforming loan to be purchased by Fannie Mae or Freddie Mac. The purpose of the HVCC is to prevent artificially high appraisals by promoting independence between appraisers and others, such as lenders, who are compensated for completed property transactions. While it is too early fully to assess the full impact of the implementation of the HVCC, the HVCC may dampen the real estate market though higher appraisal fees, longer closing timelines, and lower property valuations.

In addition, the Federal Reserve Board, or FRB, has acted repeatedly to make additional funds available to banks and financial institutions, including by making loans, buying unsecured short-term debt, and buying mortgage-related assets. The FRB regulates the supply of money in the United States, including through the extension of credit to banks and other financial institutions, and its actions often have a significant impact on interest rates.

Further, several states, including California, have enacted legislation designed to reduce the number of foreclosures by, among other things, imposing foreclosure moratoriums, charging lenders additional foreclosure fees, adding additional procedures designed to protect homeowners to the foreclosure process, and encouraging loan modification.

It is too early for us to assess whether the federal and state activities described above will have a positive and meaningful impact on stabilizing the banking and financial industries, on the availability of credit, on spurring consumers to purchase homes, or on the overall residential housing market.

Fluctuations in quarterly profitability. We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors including seasonality (discussed below), new market expansion, legal settlements, and ongoing market challenges, including the tightening in the availability of home mortgage credit.

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

Revenue recognition

We derive the majority of our revenues from commissions earned as agents for buyers and sellers in residential real estate transactions. We recognize commission revenues upon closing of a sale and purchase transaction, net of any rebate, commission discount or transaction fee adjustment, as evidenced when the escrow or similar account has closed and funds have been disbursed to all appropriate parties. We recognize non-commission revenues from our other business relationships, such as lender marketing relationships, as the fees are earned from the other party typically on a monthly basis.

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our ZipAgent Platform, in accordance with the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and Emerging Task Force Issue No. 00-02, Accounting for Website Development Costs. We capitalize internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. We amortize these costs over their estimated useful lives, which typically range between 15 to 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

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

FAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at June 30, 2009.

Recently issued accounting pronouncements

See Note 2 titled “Recent Accounting Pronouncements” of our Notes to Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of operations data (unaudited)	2009	2008	2009	2008
	(In thousands, except per share data)
Net transaction revenues	$31,702	$29,870	$53,054	$49,991
Referral and other revenues	432	554	792	1,057

Net revenues	32,134	30,424	53,846	51,048

Operating expenses:
Cost of revenues	18,909	17,156	32,743	29,498
Product development	2,344	2,124	4,656	4,270
Sales and marketing	10,237	10,526	20,181	20,554
General and administrative	3,278	2,938	6,757	6,620
Litigation	—	—	—	625

Total operating expenses	34,768	32,744	64,337	61,567

Loss from operations	(2,634)	(2,320)	(10,491)	(10,519)

Other income (expense):
Interest income	200	604	509	1,515
Other income, net	1	47	1	74

Total other income (expense), net	201	651	510	1,589

Loss before income taxes	(2,433)	(1,669)	(9,981)	(8,930)
Provision for income taxes	—	—	—	—

Net loss	$(2,433)	$(1,669)	$(9,981)	$(8,930)

Net loss per share:
Basic and diluted	$(0.12)	$(0.08)	$(0.50)	$(0.41)
Weighted average common shares outstanding:
Basic and diluted	20,140	20,074	20,136	21,771

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated statements of operations data (unaudited)	2009	2008	2009	2008
Net transaction revenues	98.7%	98.2%	98.5%	97.9%
Referral and other revenues	1.3	1.8	1.5	2.1

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	58.8	56.4	60.8	57.8
Product development	7.3	7.0	8.6	8.4
Sales and marketing	31.9	34.6	37.5	40.3
General and administrative	10.2	9.7	12.5	13.0
Litigation	—	—	—	1.2

Total operating expenses	108.2	107.7	119.4	120.7

Loss from operations	(8.2)	(7.7)	(19.4)	(20.7)

Other income (expense), net
Interest income	0.6	2.0	0.9	3.0
Other income, net	—	0.2	—	0.1

Total other income (expense), net	0.6	2.2	0.9	3.1

Loss before income taxes	(7.6)	(5.5)	(18.5)	(17.6)
Provision for income taxes	—	—	—	—

Net loss	(7.6)%	(5.5)%	(18.5)%	(17.6)%

Comparison of the three months ended June 30, 2009 and 2008

Other operating data

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
Number of markets (1)
Comparable existing markets	23	23	—
New markets	13	11	2

Total	36	34	2

Number of transactions closed during the period (2)
Comparable existing markets	5,011	4,109	902	22.0%
New markets	1,006	572	434	75.9%

Total	6,017	4,681	1,336	28.5%

Average net revenue per transaction (3)
Comparable existing markets	$5,400	$6,634	$(1,234)	(18.6)%
New markets	4,612	4,562	50	1.1%
All markets	$5,269	$6,381	$(1,112)	(17.4)%
Number of ZipAgents at end of the period
Comparable existing markets	2,435	2,118	317	15.0%
New markets	737	441	296	67.1%

All markets	3,172	2,559	613	24.0%

(1)	Beginning with our Form 10-Q for the three months ended March 31, 2009, new markets are transferred to existing markets on January 1st following the completion of their first full two calendar years of operation. In our reports filed prior to that Form 10-Q, new markets were transferred to existing markets on January 1st following the completion of their first full calendar year of operation. Our Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first two full calendar years as of the end of 2008. Accordingly, these markets were moved to existing markets as of January 1, 2009 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007
Charlotte, NC		August 2007
Raleigh-Durham, NC		September 2007
Westchester County, NY		December 2007
Long Island, NY		March 2008
Hartford, CT		July 2008
Portland, OR		April 2009

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Net transaction revenues
Comparable existing markets	$27,062	$27,261	$(199)	(0.7)%
New markets	4,640	2,609	2,031	77.8%

Total	$31,702	$29,870	$1,832	6.1%

The increase in our net transaction revenues of $1.8 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 was primarily due to an increase in net transaction revenues of $2.0 million in our new markets offset by a decrease in net transaction revenues of $0.2 million from our existing markets.

The decrease in net transaction revenues in our existing markets of $0.2 million or 0.7% was driven primarily by a decrease in average net revenue per transaction of $1,234 or 18.6%, offset by an increase in the number of transactions closed during the period of 902 or 22.0%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, an increase in the number of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

The increase in net transaction revenues in our new markets of $2.0 million was driven by an increase of 434 transactions closed during the period primarily from the ten new markets opened during 2007 and the new market opened in March 2008. Average net revenue per transaction increased by $50 or 1.1% primarily attributable to the mix of properties sold in markets with different housing prices although our new markets face the same factors impacting net revenue per transaction in our existing markets.

We expect our net transaction revenues will increase for 2009 driven by an increase in the overall number of transactions in both our existing and new markets, offset by decreases in net revenue per transaction. The decrease in net revenue per transaction year over year is expected to result from a continuation of the factors impacting the quarter ended June 30, 2009: overall decreases in housing prices, increases in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, and ongoing pressure on the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

Referral and other revenues

Referral and other revenues consist primarily of certain marketing agreements and transaction referrals.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Referral and other revenues
Comparable existing markets	$112	$121	$(9)	(7.1)%
New markets	13	11	2	21.3%
Corporate	307	422	(115)	(27.3)%

Total	$432	$554	$(122)	(21.9)%

The decrease in corporate referral and other revenues for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 was primarily attributable to the elimination of fees from a primary source of corporate referral income, a mortgage services marketing agreement with E-LOAN, that terminated October 31, 2008

During June, 2009 we commenced a mortgage services marketing agreement with Bank of America and, as a result, we expect our referral and other income will remain flat or increase moderately for 2009.

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

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Cost of revenues
Comparable existing markets	$16,366	$15,807	$559	3.5%
New markets	2,543	1,349	1,194	88.5%

Total	$18,909	$17,156	$1,753	10.2%

The increase in cost of revenues for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 was primarily related to the overall increase in net revenues on which we pay agent commissions.

Cost of revenues increased in our existing markets by approximately $0.6 million or 3.5% for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $0.5 million or 21.5% primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of existing markets net revenues increased by about 2.5 percentage points.

Cost of revenues increased in our new markets by approximately $1.2 million or 88.5% for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. Agent commissions and payroll taxes increased by $1.0 million primarily attributable to the increase in net revenues on which these costs are based and the mix of agent commissions paid. Agent expense reimbursements and benefits increased by approximately $0.2 million primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of new market net revenues increased by 3.2 percentage points. As new markets mature, we expect the cost of revenues percentage to increase as additional ZipAgents achieve higher commission splits and qualify for benefits.

We expect our cost of revenues for 2009 will increase in absolute dollars and increase modestly as a percentage of net revenues over the prior year.

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

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Product development	$2,344	$2,124	$220	10.4%

The increase in product development expenses for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 was due primarily to supporting higher website volume and a new data site and consisted primarily of increases in salaries and benefits, including stock based compensation, of $0.2 million and technology infrastructure costs of $0.1 million partially offset by a decrease in depreciation of $0.1 million. As a percentage of net revenues, product development expenses increased by 0.3 percentage points for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.

We expect our product development expenses to increase in 2009 in absolute dollars over the prior year and to decrease as a percentage of net revenues.

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

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Sales and marketing:
Comparable existing markets	$6,185	$6,826	$(641)	(9.4)%
New markets	2,243	1,925	318	16.5%
Regional/corporate sales support and marketing	1,809	1,775	34	1.9%

Total	$10,237	$10,526	$(289)	(2.7)%

The decrease in sales and marketing expenses for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 was primarily related to the cost control initiatives in our existing markets and regional/corporate support operations partially offset by growth in our new markets.

Sales and marketing expenses decreased in our existing markets by approximately $0.6 million principally attributable to decreases in salaries and benefits of $0.1 million, travel of $0.1 million and customer acquisition and marketing costs of $0.3 million. As a percentage of existing market net revenues, existing market sales and marketing expenses were 22.8% in the current year compared to 24.9% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $0.3 million principally attributable to the current year reflecting a full year of operations for the ten new markets opened during 2007 and the new market opened in March 2008. The increase in expenses consisted primarily of customer acquisition and marketing costs of $0.3 million. As a percentage of new market revenues, new market sales and marketing expenses were 48.2% in the current year compared to 73.5% in the prior year.

Regional/corporate sales support and marketing expenses increased marginally compared to the prior year and, as a percentage of net revenues were approximately 5.6% in the current year compared to 5.8% in the prior year.

We expect our sales and marketing expenses for 2009 will increase in absolute dollars over the prior year but will decrease as a percentage of net revenues.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
General and administrative	$3,278	$2,938	$340	11.6%

The increase in general and administrative expenses for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 was principally due to an increase in salaries and benefits of $0.5 million, including stock based compensation of $0.2 million partially offset by a decrease in professional fees of $0.2 million. Salaries and benefits, including stock based compensation, for the three months ended June 30, 2008 reflect the reversal of amounts accrued, under a management incentive plan, during the three months ended June 30, 2008 of $0.2 million as the required performance metrics of the plan were not satisfied for the six months ended June 30, 2008. As a percentage of net revenues, general and administrative expenses were 10.2% for the current year compared to 9.7% in the prior year.

We expect our general and administrative expenses for 2009 will increase in absolute dollars over the prior year but will decrease as a percentage of net revenues.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Interest income	$200	$604	$(404)	(66.8)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to the repurchase of shares of our common stock for approximately $17.4 million in April 2008 and cash used in our operating activities as a result of the losses incurred since June 30, 2008.

Other income (expense), net

Other income (expense), net consists of non-operating items.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Other income (expense), net	$1	$47	$(46)	(97.2)%

Other income for the quarter ended June 30, 2008 relates primarily to realized gains on our short term investments.

Comparison of the six months ended June 30, 2009 and 2008

Other operating data

	Six Months Ended June 30,		Increase	Percent
	2009	2008	(Decrease)	Change
Number of markets (1)
Comparable existing markets	23	23	—
New markets	13	11	2

Total	36	34	2

Number of transactions closed during the period (2)
Comparable existing markets	8,510	6,894	1,616	23.4%
New markets	1,678	908	770	84.8%

Total	10,188	7,802	2,386	30.6%

Average net revenue per transaction (3)
Comparable existing markets	$5,347	$6,646	$(1,299)	(19.5)%
New markets	4,500	4,599	(99)	(2.1)%
All markets	$5,207	$6,407	$(1,200)	(18.7)%
Number of ZipAgents at end of the period
Comparable existing markets	2,435	2,118	317	15.0%
New markets	737	441	296	67.1%

All markets	3,172	2,559	613	24.0%

(1)	Beginning with our Form 10-Q for the three months ended March 31, 2009, new markets are transferred to existing markets on January 1st following the completion of their first full two calendar years of operation. In our reports filed prior to that Form 10-Q, new markets were transferred to existing markets on January 1st following the completion of their first full calendar year of operation. Our Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first two full calendar years as of the end of 2008. Accordingly, these markets were moved to existing markets as of January 1, 2009 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007
Charlotte, NC		August 2007
Raleigh-Durham, NC		September 2007
Westchester County, NY		December 2007
Long Island, NY		March 2008
Hartford, CT		July 2008
Portland, OR		April 2009

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Net transaction revenues
Comparable existing markets	$45,503	$45,816	$(313)	(0.7)%
New markets	7,551	4,175	3,376	80.8%

Total	$53,054	$49,991	$3,063	6.1%

The increase in our net transaction revenues of $3.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to an increase in net transaction revenues of $3.4 million in our new markets offset by a decrease in net transaction revenues of $0.3 million from our existing markets.

The decrease in net transaction revenues in our existing markets of $0.3 million or 0.7% was driven primarily by a decrease in average net revenue per transaction of $1,299 or 19.5%, offset by an increase in the number of transactions closed during the period of 1,616 or 23.4%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, an increase in the number of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

The increase in net transaction revenues in our new markets of $3.4 million was driven by an increase of 770 transactions closed during the period primarily from the ten new markets opened during 2007 and the new market opened in March 2008. Average net revenue per transaction decreased by $98 or 2.1% primarily attributable to the same factors impacting net revenue per transaction in our existing markets.

Referral and other revenues

Referral and other revenues consist primarily of certain marketing agreements and transaction referrals.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Referral and other revenues
Comparable existing markets	$197	$200	$(3)	(1.5)%
New markets	27	15	12	86.4%
Corporate	568	842	(274)	(32.5)%

Total	$792	$1,057	$(265)	(25.0)%

The decrease in corporate referral and other revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to the elimination of fees from a primary source of corporate referral income, a mortgage services marketing agreement with E-LOAN, that terminated October 31, 2008.

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

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Cost of revenues
Comparable existing markets	$28,493	$27,360	$1,133	4.1%
New markets	4,250	2,138	2,112	98.7%

Total	$32,743	$29,498	$3,245	11.0%

The increase in cost of revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily related to the overall increase in net revenues on which we pay agent commissions.

Cost of revenues increased in our existing markets by approximately $1.1 million or 4.1% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Agent commissions and payroll taxes increased by $0.2 million or 1.0% primarily attributable to the mix of agent commissions paid on the modest decrease in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $1.0 million or 20.8% primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of existing markets net revenues increased by about 2.9 percentage points.

Cost of revenues increased in our new markets by approximately $2.1 million or 98.7% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Agent commissions and payroll taxes increased by $1.7 million primarily attributable to the increase in net revenues on which these costs are based and the mix of agent commissions paid. Agent expense reimbursements and benefits increased by approximately $0.4 million primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of new market net revenues increased by 5.0 percentage points.

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

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Product development	$4,656	$4,270	$386	9.0%

The increase in product development expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was due primarily to supporting higher website volume and a new data site and consisted primarily of increases in salaries and benefits, including stock based compensation, of $0.3 million and technology infrastructure costs of $0.1 million partially offset by a decrease in depreciation of $0.1 million. As a percentage of net revenues, product development expenses increased by 0.2 percentage points for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

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

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Sales and marketing:
Comparable existing markets	$12,199	$13,218	$(1,019)	(7.7)%
New markets	4,411	3,644	767	21.1%
Regional/corporate sales support and marketing	3,571	3,692	(121)	(3.3)%

Total	$20,181	$20,554	$(373)	(1.8)%

The decrease in sales and marketing expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily related to the cost control initiatives in our existing markets and regional/corporate support operations partially offset by growth in our new markets.

Sales and marketing expenses decreased in our existing markets by approximately $1.0 million principally attributable to decreases in salaries and benefits of $0.2 million, travel of $0.1 million and customer acquisition and marketing costs of $0.5 million. As a percentage of existing market net revenues, existing market sales and marketing expenses were 26.7% in the current year compared to 28.7% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $0.8 million principally attributable to the current year reflecting a full year of operations for the ten new markets opened during 2007 and the new market opened in March 2008. The increase in expenses consisted primarily of customer acquisition and marketing costs of $0.8 million. As a percentage of new market revenues, new market sales and marketing expenses were 58.2% in the current year compared to 87.0% in the prior year.

Regional/corporate sales support and marketing expenses decreased by approximately $0.1 million and consisted primarily of a decrease in travel expenses of $0.1 million. As a percentage of net revenues, regional sales support and marketing expenses were approximately 6.6% in the current year compared to 7.2% in the prior year.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
General and administrative	$6,757	$6,620	$137	2.1%

The increase in general and administrative expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was principally due to an increase in salaries and benefits, including stock based compensation, of $0.7 million partially offset by a decrease in professional fees of $0.5 million. As a percentage of net revenues, general and administrative expenses were 12.5% for the current year compared to 13.0% in the prior year.

Litigation

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Litigation	$—	$625	$(625)	(100.0)%

Litigation for the six months ended June 30, 2008 relates to the settlement of a class action lawsuit filed by a former ZipAgent in the amount of $0.6 million.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Interest income	$509	$1,515	$(1,006)	(66.4)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to the repurchase of shares of our common stock for approximately $17.4 million in April 2008 and cash used in our operating activities as a result of the losses incurred since June 30, 2008.

Other income (expense), net

Other income (expense), net consists of non-operating items.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Other income (expense), net	$1	$74	$(73)	(98.2)%

Other income for the six months ended June 30, 2008 relates primarily to realized gains on our short term investments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2009 are our cash, cash equivalents and short-term investments. As of June 30, 2009, we had cash, cash equivalents and short-term investments at fair value of $44.8 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $3.9 and $7.1 million in the six months ended June 30, 2009 and 2008, respectively. Cash used in the six months ended June 30, 2009 resulted primarily from a net loss $10.0 million partially offset by $1.3 million of depreciation and amortization and $2.1 million of non-cash stock-based compensation expense. Cash used in the six months ended June 30, 2008 resulted primarily from a net loss of $8.9 million and the payment of $3.55 million litigation settlement partially offset by $1.4 million of depreciation and amortization and $1.9 million of non-cash stock-based compensation expense.

Our primary source of operating cash flow is the collection of our net commission revenues offset by cash payments for ZipAgent costs: commissions, payroll taxes, benefits, award programs and expense reimbursements, as well as for product development, sales and marketing and general and administrative costs including employee compensation, benefits, client acquisition costs and other operating expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $20.7 million and $33.4 million in the six months ended June 30, 2009 and 2008, respectively. Cash provided for in the six months ended June 30, 2009 primarily represents the proceeds from the sale and maturity of short-term investments of $21.4 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the six months ended June 30, 2008 represent the net proceeds from the sales and purchases of short-term investments of $34.3 million less the purchase of property and equipment, including amounts for website development and internal use software.

We typically maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change. Due to current economic conditions we have retained proceeds from maturing short-term investments in money market securities and as a result our cash and cash equivalent balances have increased by approximately $16.8 million at June 30, 2009 from December 31, 2008.

Currently, we expect our remaining 2009 capital expenditures to be approximately $1.1 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and new market expansion leasehold improvements, furniture and computer equipment. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Proceeds from our financing activities were not significant in the six months ended June 30, 2009 and 2008, respectively. Sources of cash from financing activities primarily represented the proceeds from stock option exercises.

As of June 30, 2009, we had one warrant outstanding for the purchase of an aggregate of 3,284 shares of our common stock at an exercise price of $18.27 per share; that warrant is currently exercisable at the option of the holder.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology and advertising initiatives. In addition, if the current macroeconomic environment and depressed state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

We routinely explore our options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services will be offered through affiliates (including wholly owned subsidiaries), while others will be offered through joint ventures or promoted through marketing arrangements with independent third parties, such as title companies, banks and insurance companies. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2014. The following table provides summary information concerning our future contractual obligations and commitments at June 30, 2009.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,556	$4,125	$813	$7	$7,501

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

We are exposed to the impact of interest rate changes, changes in the market value of our investments and foreign currency exchange rate fluctuations.

Interest rate and investment risk

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

Our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. As of June 30, 2009 and 2008, net unrealized gains and losses on these investments were not material. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2009 and 2008, the increase or decline in fair market value of the portfolio would be approximately $0.0 and $0.1 million, respectively.

Exchange rate risk

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

We are not currently aware of any material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incidental to the ordinary course of our business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors:

Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should carefully consider the risk factors described under “Risk Factors” in Item 1A of Part I of our Form 10-K for our fiscal year ended December 31, 2008. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended June 30, 2009, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Submission of Matters to a Vote of Security Holders:

At the Company’s annual meeting of stockholders held on May 21, 2009, the following individual was elected to the Board of Directors as a continuing director, to serve for a term of three years:

Nominee	Votes For	Votes Withheld
Robert C. Kagle	17,637,739	320,954

Also at the annual meeting of stockholders, the following proposal was adopted by the margin indicated:

Proposal	Votes For	Votes Against	Votes Abstained
Ratification of appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009	17,926,789	15,048	16,827

Item 5.	Other Information:

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

Date: August 5, 2009

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