Form 10-Q
period 2009-09-30
ZIPREALTY INC
filed 2009-11-04
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

We had 20,449,363 shares of common stock outstanding at October 30, 2009.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Risk Factors” in Item 1A of Part II of this report. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report or in materials incorporated herein by reference.

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$38,994	$18,500
Short-term investments	5,414	30,889
Accounts receivable, net of allowance of $37 and $26, respectively	2,658	1,625
Prepaid expenses and other current assets	2,677	3,442

Total current assets	49,743	54,456
Restricted cash	110	130
Property and equipment, net	3,701	4,516
Intangible assets, net	66	89
Other assets	417	776

Total assets	$54,037	$59,967

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,548	$2,169
Accrued expenses and other current liabilities	8,301	6,706

Total current liabilities	10,849	8,875
Other long-term liabilities	363	441

Total liabilities	11,212	9,316

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,923 and 23,709 shares issued and 20,451 and 20,273 shares outstanding, respectively	24	24
Additional paid-in capital	151,527	148,502
Common stock warrants	4	4
Accumulated other comprehensive loss	(226)	(246)
Accumulated deficit	(91,243)	(80,483)
Treasury stock at cost: 3,472 and 3,436 shares, respectively	(17,261)	(17,150)

Total stockholders’ equity	42,825	50,651

Total liabilities and stockholders’ equity	$54,037	$59,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net transaction revenues	$34,647	$30,769	$87,701	$80,760
Referral and other revenues	712	583	1,504	1,640

Net revenues	35,359	31,352	89,205	82,400

Operating expenses
Cost of revenues	20,273	17,911	53,016	47,409
Product development	2,239	2,217	6,895	6,487
Sales and marketing	10,435	10,341	30,616	30,895
General and administrative	3,315	3,124	10,072	9,744
Litigation	—	—	—	625

Total operating expenses	36,262	33,593	100,599	95,160

Loss from operations	(903)	(2,241)	(11,394)	(12,760)

Other income (expense), net
Interest income	124	546	633	2,061
Other income, net	—	1	1	75

Total other income (expense), net	124	547	634	2,136

Loss before income taxes	(779)	(1,694)	(10,760)	(10,624)
Provision for income taxes	—	—	—	—

Net loss	$(779)	$(1,694)	$(10,760)	$(10,624)

Net loss per share:
Basic and diluted	$(0.04)	$(0.08)	$(0.53)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	20,206	20,007	20,196	21,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(10,760)	$(10,624)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,931	2,112
Stock-based compensation expense	3,002	2,900
Provision for doubtful accounts	11	(7)
Amortization of short-term investment premium (discount)	(15)	(197)
Amortization of intangible assets	23	23
Loss on disposal of property and equipment	8	5

Changes in operating assets and liabilities
Accounts receivable	(1,044)	(1,411)
Prepaid expenses and other current assets	765	238
Other assets	359	(341)
Accounts payable	379	463
Accrued expenses and other current liabilities	1,558	(2,611)
Other long-term liabilities	(78)	(47)

Net cash used in operating activities	(3,861)	(9,497)

Cash flows from investing activities
Restricted cash	20	(40)
Purchases of short-term investments	—	(12,860)
Proceeds from sale and maturity of short-term investments	25,510	45,972
Purchases of property and equipment	(1,075)	(1,476)

Net cash provided by investing activities	24,455	31,596

Cash flows from financing activities
Proceeds from stock option exercises	11	18
Purchase of treasury stock	(111)	(17,477)

Net cash used in financing activities	(100)	(17,459)

Net increase in cash and cash equivalents	20,494	4,640

Cash and cash equivalents at beginning of period	18,500	7,818

Cash and cash equivalents at end of period	$38,994	$12,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2009 and 2008 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended September 30, 2008 and 2007 accounted for approximately 29.2% and 26.9% of annual net transaction revenues in 2008 and 2007, respectively. Net transaction revenues during the nine months ended September 30, 2008 and 2007 accounted for approximately 76.6% and 79.5% of annual net transaction revenues in 2008 and 2007, respectively.

Subsequent events

The Company has evaluated subsequent events through November 4, 2009, the date the financial statements were issued.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP and is effective for financial statements issued for periods ending after September 15, 2009. The adoption of the Codification only impacts references for accounting guidance and does not affect the Company’s consolidated financial position, results of operations and cash flows.

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At September 30, 2009, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market securities	$32,794	$—	$—	$32,794
Asset backed	2,356	3	(298)	2,061
Mortgage backed	3,284	69	—	3,353

Total	$38,434	$72	$(298)	$38,208

September 30, 2009
(In thousands)
Recorded as:
Cash equivalents	$32,794
Short-term investments	5,414

$38,208

At September 30, 2009 the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $1.7 million and the related unrealized loss was approximately $0.3 million. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount by which the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis and the financial condition of the issuer. The Company has no requirement and no intent to sell the securities and expects to recover up to (or beyond) the initial cost of the investment. The evaluation of asset and mortgage backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company has determined that the unrealized loss is temporary and, accordingly, no impairment charge on investments has been recorded in the three and nine months ended September 30, 2009. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

The estimated fair value of short-term investments classified by date of contractual maturity at September 30, 2009 was as follows:

September 30, 2009
(In thousands)
Due within one year or less	$32,794
Due after one year through two years	359
Due after two years through four years	5,055

$38,208

Fair Value Measurements

To increase consistency and comparability in fair value measurements, the accounting standard for fair value measurement establishes a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value; Level 1 is the highest priority and Level 3 is the lowest priority. The three levels of the fair value hierarchy and are as follows:

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

At September 30, 2009, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market securities	$32,794	$—	$—	$32,794
Asset backed	—	2,061	—	2,061
Mortgage backed	—	3,353	—	3,353

Total	$32,794	$5,414	$—	$38,208

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator:
Net loss	$(779)	$(1,694)	$(10,760)	$(10,624)

Denominator:
Shares used to compute EPS basic and dilute	20,206	20,007	20,196	21,185
Net loss per share basic and diluted	$(0.04)	$(0.08)	$(0.53)	$(0.50)

The following table set forth potential common shares that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Stock options to purchase common stock	4,490	4,955	4,978	4,618
Warrants to purchase common stock	3	3	3	82
Nonvested common stock	250	169	251	185

Total	4,743	5,127	5,232	4,885

5. STOCK-BASED COMPENSATION EXPENSE

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the three and nine months ended September 30, 2009 and 2008 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected volatility	45 - 49%	43%	44 - 49%	43 - 44%
Risk-free interest rate	2.2 - 2.7%	3.1%	0.5 - 2.7%	2.1 - 3.2%
Expected life (years)	4.3 - 6.1	6.1	4.3 - 6.1	5.5 -6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.42	$2.03	$1.42	$2.29

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of revenues	$79	$140	$272	$446
Product development	84	59	255	155
Sales and marketing	238	291	780	826
General and administrative	522	524	1,695	1,473

Total stock-based compensation expense	923	1,014	3,002	2,900
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$923	$1,014	$3,002	$2,900

The Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates expected forfeitures based on various factors, including employee class and historical experience, and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Accordingly, the amount of stock-based compensation expense has been reduced for estimated forfeitures. Stock-based compensation expense recognized at any date represents at least the grant date fair value of options vested at that date. As of September 30, 2009, there was $5.4 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.8 years. As of September 30, 2009, there was $0.9 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 1.0 years.

Stock option activity

In July 2009, the Company completed a voluntary stock option exchange program. Under the terms of the program, eligible employees had the right to exchange stock options having an exercise price equal to or greater than $4.59 per share for new nonqualified stock options. Eligible employees received a new option for each tendered eligible option, depending on the exercise price, in accordance with the exchange ratios as follows:

Exercise Price	Exchange Ratio
$4.59 - $7.99	Two new options issued in exchange for three eligible options
$8.00 or greater	One new option issued in exchange for two eligible options

Eligible options for 2,898,269 shares of the Company’s common stock were validly tendered and exchanged. The Company issued new options to purchase 1,792,031 shares of the Company’s common stock at an exercise price per share of $3.20. The new options vest ratably each month over a 36 month period contingent upon continued employment with the Company on the date of vest. Incremental compensation cost for the new options of $0.6 million plus the remaining unrecognized compensation cost of $3.1 million from the original options will be recognized in compensation expense ratably over the vesting period. The new options have a contractual term of seven years.

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2008	5,214	$6.78	7.30	$630
Options granted (1)	2,218	3.32
Options exercised	(11)	1.06
Options forfeited or expired (2)	(2,984)	8.09

Outstanding at September 30, 2009	4,437	$4.18	6.64	$3,708

Options exercisable at September 30, 2009	1,526	$5.36	4.48	$1,272

(1)	Includes options for 1,792,031 shares exchanged in the stock option exchange program.
(2)	Includes options for 2,898,269 shares exchanged in the stock option exchange program.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.20 on September 30, 2009, and the exercise price for the options that were in-the-money at September 30, 2009. The total number of in-the-money options exercisable as of September 30, 2009 was 482,000. Total intrinsic value of options exercised was $23,000 and $36,000 for the nine months ended September 30, 2009 and 2008, respectively.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the awards are earned and the restrictions lapse. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2009 was $246,000 and $715,000, respectively. During the three months ended September 30, 2009, the Company issued 85,102 restricted stock awards under the mid-year provisions of its management incentive plans. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2008 was $94,000 and $282,000.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2008	166	$6.06
Shares granted	203
Shares vested	(104)
Shares forfeited	—

Nonvested at September 30, 2009	265	$4.47

6. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at September 30, 2009. The Company considers its ongoing performance, recent historical losses and expectations for the foreseeable future, among other things, in determining the need for a valuation allowance.

Based on the full valuation allowance and the taxable loss for the nine months ended September 30, 2009, the Company has not recorded a tax provision or benefit.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(779)	$(1,694)	$(10,760)	$(10,624)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	(32)	(283)	20	(267)

Comprehensive loss	$(811)	$(1,977)	$(10,740)	$(10,891)

8. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through September 2014.

Future minimum lease payments under non-cancelable operating leases at September 30, 2009 were as follows, in thousands:

Year ending December 31,	Operating Leases
2009	$641
2010	2,451
2011	2,260
2012	1,137
2013	388
Thereafter	94

Total minimum lease payments	$6,971

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

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those described under “Risk Factors” and elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements.

OVERVIEW

General

We are a full-service residential real estate brokerage firm and operator of a leading website and other online services focused on residential real estate. We use our user-friendly website and local real estate agents to provide homebuyers and sellers with high-quality service and value. Our website provides users with access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information. Our proprietary business management system and technology platform help to improve agent productivity and reduce costs, allowing us to pass on significant savings to consumers as permitted by law.

We typically share a portion of our commissions with our buyer clients in the form of a cash rebate, and typically represent our seller clients at fees below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers. In two of the states in which we operate, New Jersey and Oregon, the payment of cash rebates is not currently permitted by law. In lieu of offering a cash rebate to our buyers in New Jersey, prior to April 1, 2009, we made a donation to a local charity through United Way equal to 20% of our commissions. Effective April 1, 2009, we discontinued this practice. In the Portland market, we have adjusted our value proposition for our clients by offering an enhanced client satisfaction guarantee.

Our agents are typically employees. On November 3, 2009, we notified our employee agents in New York that, beginning in February 2009, we intend to cease to employ agents there, and instead intend to engage agents as independent contractors in New York. Through that modified business model, we hope to deliver excellent customer service and enable independent contractor agents to be productive and efficient with minimal management oversight. We currently do not have plans to make a similar change in other markets, although we continually evaluate all aspects of our business and operational model and could make similar or different changes in other markets in the future.

Our net revenues are composed primarily of commissions earned as agents for buyers and sellers in residential real estate transactions. We recognize commission revenues net of any rebate (or, in New Jersey, net of charitable donation until April 1, 2009), commission discount or transaction fee adjustment. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain marketing arrangements, such as with mortgage lenders to whom we provide access through the mortgage center on our website, who typically pay us a flat monthly fee that is established on a periodic basis, as well as from relationships with advertisers. For example, in the second quarter of 2009 we entered into a marketing agreement with Bank of America and completed the implementation of that agreement in all of our markets during the third quarter of 2009. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore our options for entering into additional marketing and other business arrangements for offering other services related to the purchase, sale and ownership of a home.

We believe that customer acquisition is one of our core competencies, and while the difficulty of acquiring a sufficient number of leads online could increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Since our aggregate transaction volume market share within our markets has averaged less than 1% historically, we believe that there is an opportunity to increase our market share and grow our business, even if the overall level of sales continue to decline due to macroeconomic conditions.

We were founded in 1999, currently have operations in 36 markets, and as of September 30, 2009 employed 3,463 people, of whom 3,205 were ZipAgents. We commenced operations in the Portland, Oregon market in April 2009, and depending on market conditions and other criteria, we may consider entering additional markets in the future.

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We perceive that conditions such as tight lending criteria, record numbers of foreclosures (which, according to RealtyTrac, reached their highest levels of all time during the third quarter of 2009), and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time. Although the federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit, there can be no assurance that these activities will have a positive and meaningful impact on stabilizing the banking and financial industries, on the availability of credit, on spurring consumers to purchase homes, or on the overall residential housing market.

Current residential real estate market conditions. The current indications we have concerning the health of the residential real estate market are mixed. Some indicators suggest that the national residential real estate market may be stabilizing after the shocks caused by the banking and financial crises, yet other factors suggest that the housing market may take longer to recover, or even further deteriorate. Despite some signs of stabilization on a national level, local and regional market conditions remain varied, volatile and unpredictable.

Current indicators of national market conditions include the following:

•

Volume: According to the National Association of REALTORS®, or NAR, existing home sales for September 2009 rose to their highest level since July 2007 and were 9.2% higher than in September 2008 with sales rising above prior-year levels in all major regions of the country. The demand for housing appears to be bolstered by several factors, including relatively low mortgages interest rates, as well as by tax incentives to first-time homebuyers, which are currently set to expire on November 30, 2009, unless extended or replaced as discussed below.

•

Price: According to NAR, although median existing home sales prices in September 2009 were 8.5% lower than in September 2008, the decline in median existing home sales prices continues to slow. We perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•

Inventory: According to NAR, the total inventory of homes available for sale in September 2009 decreased by 7.5% from the previous month and by 15.0% from September 2008. Any future decreases in inventory levels could help stabilize housing prices by reducing the number of homes available for sale.

•

Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the third quarter of 2009, the percentage of our sales transactions composed of distressed properties was approximately 34%, which as less than the 43% result realized in the previous quarter and almost flat to the 35% result realized in the third quarter of 2008. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods.

•

Shadow Inventory: We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business in the foreseeable future. While the inventory of homes for sale has recently decreased, there is some evidence that this decrease may have been caused, in part, by changes in foreclosure practices that have resulted in “shadow inventory,” meaning distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. Shadow inventory can occur when lenders put REO properties (properties that have been foreclosed or forfeited to lenders) on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. This shadow inventory could dampen and delay the recovery of the residential real estate market as it is introduced into the market in future periods. Although it is difficult to assess the current volume of shadow inventory and its future impact on the residential real estate market, there is some evidence that the volume may be growing, including the increase in foreclosure activity and the decrease in inventory levels discussed above, and could continue to grow or be introduced into the market in the foreseeable future.

Fluctuations in quarterly profitability. We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors including seasonality, new market expansion, legal settlements, and ongoing market challenges, including the tightening in the availability of home mortgage credit. In addition, the federal tax credit of $8,000 for first-time homebuyers is currently scheduled to expire on November 30, 2009, although the federal government is currently considering the extension of this credit or its replacement by an alternative credit. Unless this tax credit is extended or replaced, home buyers may choose to accelerate their home purchases to take advantage of this credit before it expires, which may increase our revenues prior to the end of November 2009 but decrease our revenues in future periods.

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

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our ZipAgent Platform (“ZAP”) in accordance with the guidance set forth in the related accounting standards. We capitalize internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. We amortize these costs over their estimated useful lives, which typically range between 15 to 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

Stock-based compensation

We follow the provisions of accounting standards for share-based payments, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions of the accounting standards, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.

We estimate the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of our common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options is estimated by taking the average of the vesting term and the contractual term of the option. We estimate expected forfeitures based on various factors including employee class and historical experience. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised.

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

The accounting standard for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at September 30, 2009.

Recently issued accounting pronouncements

See Note 2 titled “Recent Accounting Pronouncements” of our Notes to Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of operations data (unaudited)	2009	2008	2009	2008
	(In thousands, except per share data)
Net transaction revenues	$34,647	$30,769	$87,701	$80,760
Referral and other revenues	712	583	1,504	1,640

Net revenues	35,359	31,352	89,205	82,400

Operating expenses:
Cost of revenues	20,273	17,911	53,016	47,409
Product development	2,239	2,217	6,895	6,487
Sales and marketing	10,435	10,341	30,616	30,895
General and administrative	3,315	3,124	10,072	9,744
Litigation	—	—	—	625

Total operating expenses	36,262	33,593	100,599	95,160

Loss from operations	(903)	(2,241)	(11,394)	(12,760)

Other income (expense):
Interest income	124	546	633	2,061
Other income, net	—	1	1	75

Total other income (expense), net	124	547	634	2,136

Loss before income taxes	(779)	(1,694)	(10,760)	(10,624)
Provision for income taxes	—	—	—	—

Net loss	$(779)	$(1,694)	$(10,760)	$(10,624)

Net loss per share:
Basic and diluted	$(0.04)	$(0.08)	$(0.53)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	20,206	20,007	20,196	21,185

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (unaudited)	2009	2008	2009	2008
Net transaction revenues	98.0%	98.1%	98.3%	98.0%
Referral and other revenues	2.0	1.9	1.7	2.0

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	57.3	57.1	59.4	57.5
Product development	6.3	7.1	7.7	7.9
Sales and marketing	29.5	33.0	34.3	37.5
General and administrative	9.4	10.0	11.3	11.8
Litigation	—	—	—	0.8

Total operating expenses	102.5	107.2	112.7	115.5

Loss from operations	(2.5)	(7.2)	(12.7)	(15.5)

Other income (expense), net
Interest income	0.4	1.7	0.7	2.5
Other income, net	—	—	—	0.1

Total other income (expense), net	0.4	1.7	0.7	2.6

Loss before income taxes	(2.1)	(5.5)	(12.0)	(12.9)
Provision for income taxes	—	—	—	—

Net loss	(2.1)%	(5.5)%	(12.0)%	(12.9)%

Comparison of the three months ended September 30, 2009 and 2008

Other operating data

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
Number of markets (1)
Comparable existing markets	23	23	—
New markets	13	12	1

Total	36	35	1

Number of transactions closed during the period (2)
Comparable existing markets
Buyer representation	4,883	4,076	807	19.8%
Seller representation	420	277	143	51.6%

Total existing markets	5,303	4,353	950	21.8%

New markets
Buyer representation	1,143	623	520	83.5%
Seller representation	111	43	68	158.1%

Total new markets	1,254	666	588	88.3%

Total	6,557	5,019	1,538	30.6%

Average net revenue per transaction (3)
Comparable existing markets	$5,495	$6,352	$(857)	(13.5)%
New markets	4,389	4,684	(295)	(6.3)%
All markets	$5,284	$6,130	$(846)	(13.8)%
Number of ZipAgents at end of the period
Comparable existing markets	2,494	2,273	221	9.7%
New markets	711	541	170	31.4%

All markets	3,205	2,814	391	13.9%

(1)	Beginning with our Form 10-Q for the three months ended March 31, 2009, new markets are transferred to existing markets on January 1st following the completion of their first full two calendar years of operation. In our reports filed prior to that Form 10-Q, new markets were transferred to existing markets on January 1st following the completion of their first full calendar year of operation. Our Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first two full calendar years as of the end of 2008. Accordingly, these markets were moved to existing markets as of January 1, 2009 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007
Charlotte, NC		August 2007
Raleigh-Durham, NC		September 2007
Westchester County, NY		December 2007
Long Island, NY		March 2008
Hartford, CT		July 2008
Portland, OR		April 2009

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Net transaction revenues
Comparable existing markets	$29,143	$27,649	$1,494	5.4%
New markets	5,504	3,120	2,384	76.4%

Total	$34,647	$30,769	$3,878	12.6%

The increase in our net transaction revenues of $3.9 million for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 was primarily due to increases in net transaction revenues of $1.5 million in our existing markets and $2.4 million in our new markets.

The increase in net transaction revenues in our existing markets of $1.5 million or 5.4% was driven primarily by an increase in the number of transactions closed during the period of 950 or 21.8% partially offset by a decrease in average net revenue per transaction of $857 or 13.5%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, an increase in the number of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

The increase in net transaction revenues in our new markets of $2.4 million was driven by an increase of 588 transactions closed during the period primarily from the ten new markets opened during 2007 and the new markets opened in March and July of 2008. Average net revenue per transaction decreased by $295 or 6.3% primarily attributable to the mix of properties sold in markets with different housing prices in addition to the same factors impacting net revenue per transaction in our existing markets.

We expect our net transaction revenues will increase for 2009 driven by an increase in the overall number of transactions in both our existing and new markets, partially offset by decreases in net revenue per transaction. The decrease in net revenue per transaction year over year is expected to result from a continuation of the factors impacting the quarter ended September 30, 2009: overall decreases in housing prices, increases in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, and ongoing pressure on the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

Referral and other revenues

Referral and other revenues consist primarily of marketing agreements and transaction referrals.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Referral and other revenues
Comparable existing markets	$100	$125	$(25)	(19.9)%
New markets	23	10	13	114.1%
Corporate	589	448	141	31.6%

Total	$712	$583	$129	22.0%

The increase in corporate referral and other revenues for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 was primarily attributable to fees from a mortgage services marketing agreement with Bank of America which commenced June 2009.

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

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Cost of revenues
Comparable existing markets	$17,334	$16,223	$1,111	6.9%
New markets	2,939	1,688	1,251	74.2%

Total	$20,273	$17,911	$2,362	13.2%

The increase in cost of revenues for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 was primarily related to the overall increase in net revenues on which we pay agent commissions.

Cost of revenues increased in our existing markets by approximately $1.1 million or 6.9% for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Agent commissions and payroll taxes increased by $0.9 million primarily attributable to the increase in net revenues on which these costs are based and to the mix of agent commissions paid. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $0.2 million or 6.0% primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of existing markets net revenues increased by about 0.8 percentage points.

Cost of revenues increased in our new markets by approximately $1.3 million or 74.2% for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. Agent commissions and payroll taxes increased by $1.1 million primarily attributable to the increase in net revenues on which these costs are based and the mix of agent commissions paid. Agent expense reimbursements and benefits increased by approximately $0.1 million primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of new market net revenues decreased by 0.7 percentage points. As new markets mature, we expect the cost of revenues percentage to increase as additional ZipAgents achieve higher commission splits and qualify for benefits.

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

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Product development	$2,239	$2,217	$22	1.0%

Product development expenses for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 were essentially flat. An increase in salaries and benefits of $0.2 million primarily attributable to increased headcount was offset by technology infrastructure costs and depreciation of $0.2 million. As a percentage of net revenues, product development expenses decreased by 0.8 percentage points for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

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

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Sales and marketing:
Comparable existing markets	$6,352	$6,442	$(90)	(1.4)%
New markets	2,323	2,112	211	10.0%
Regional/corporate sales support and marketing	1,760	1,787	(27)	(1.5)%

Total	$10,435	$10,341	$94	0.9%

The increase in sales and marketing expenses for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 was primarily related to growth in our new markets partially offset by impact of cost control initiatives in our existing markets and regional/corporate support operations.

Sales and marketing expenses decreased in our existing markets by approximately $0.1 million principally attributable to decreased customer acquisition and marketing costs of $0.2 million partially offset by an increase in salaries and benefits of $0.1 million. As a percentage of existing market net revenues, existing market sales and marketing expenses were 21.7% in the current year compared to 23.2% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $0.2 million principally attributable to the current year reflecting a full year of operations for the two new markets opened during 2008 and expenses related to the consolidation of two offices. The increase in expenses consisted primarily of customer acquisition and marketing costs of $0.2 million and a one time charge of $0.2 million attributable to merging the operations of two offices partially offset by a decrease in salaries and benefits of $0.1 million. As a percentage of new market revenues, new market sales and marketing expenses were 42.0% in the current year compared to 67.5% in the prior year.

Regional/corporate sales support and marketing expenses decreased marginally compared to the prior year and, as a percentage of net revenues were approximately 5.0% in the current year compared to 5.7% in the prior year.

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

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
General and administrative	$3,315	$3,124	$191	6.1%

The increase in general and administrative expenses for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 was principally due to an increase in salaries and benefits of $0.3 million, partially offset by a decrease in professional fees of $0.1 million. As a percentage of net revenues, general and administrative expenses decreased to 9.4% for the current year compared to 10.0% in the prior year.

We expect our general and administrative expenses for 2009 will increase in absolute dollars over the prior year but will decrease as a percentage of net revenues.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Interest income	$124	$546	$(422)	(77.5)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to the repurchase of shares of our common stock for approximately $17.4 million in April 2008 and cash used in our operating activities as a result of the losses incurred.

Other income (expense), net

Other income (expense), net consists of non-operating items.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Other income (expense), net	$—	$1	$(1)	(100)%

Other income for the quarters ended September 30, 2009 and 2008 was not significant.

Comparison of the nine months ended September 30, 2009 and 2008

Other operating data

	Nine Months Ended September 30,		Increase	Percent
	2009	2008	(Decrease)	Change
Number of markets (1)
Comparable existing markets	23	23	—
New markets	13	12	1

Total	36	35	1

Number of transactions closed during the period (2)
Comparable existing markets
Buyer representation	12,912	10,483	2,429	23.2%
Seller representation	901	764	137	17.9%

Total existing markets	13,813	11,247	2,566	22.8%

New markets
Buyer representation	2,696	1,457	1,239	85.0%
Seller representation	236	117	119	101.7%

Total new markets	2,932	1,574	1,358	86.3%

Total	16,745	12,821	3,924	30.6%

Average net revenue per transaction (3)
Comparable existing markets	$5,404	$6,532	$(1,128)	(17.3)%
New markets	4,453	4,635	(182)	(3.9)%
All markets	$5,237	$6,299	$(1,062)	(16.9)%
Number of ZipAgents at end of the period
Comparable existing markets	2,494	2,273	221	9.7%
New markets	711	541	170	31.4%

All markets	3,205	2,814	391	13.9%

(1)	Beginning with our Form 10-Q for the three months ended March 31, 2009, new markets are transferred to existing markets on January 1st following the completion of their first full two calendar years of operation. In our reports filed prior to that Form 10-Q, new markets were transferred to existing markets on January 1st following the completion of their first full calendar year of operation. Our Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first two full calendar years as of the end of 2008. Accordingly, these markets were moved to existing markets as of January 1, 2009 and are included in comparable existing markets for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MD	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007

Charlotte, NC	August 2007
Raleigh-Durham, NC	September 2007
Westchester County, NY	December 2007
Long Island, NY	March 2008
Hartford, CT	July 2008
Portland, OR	April 2009

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Net transaction revenues
Comparable existing markets	$74,646	$73,465	$1,181	1.6%
New markets	13,055	7,295	5,760	79.0%

Total	$87,701	$80,760	$6,941	8.6%

The increase in our net transaction revenues of $6.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to increases in net transaction revenues of $1.2 million in our existing markets and $5.8 million in our new markets.

The increase in net transaction revenues in our existing markets of $1.2 million or 1.6% was driven primarily by an increase in the number of transactions closed during the period of 2,566 or 22.8% partially offset by a decrease in average net revenue per transaction of $1,128 or 17.3%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

The increase in net transaction revenues in our new markets of $5.8 million was driven by an increase of 1,358 transactions closed during the period primarily from the ten new markets opened during 2007 and the new markets opened in March and July of 2008. Average net revenue per transaction decreased by $182 or 3.9% primarily attributable to the mix of properties sold in markets with different housing prices in addition to the same factors impacting net revenue per transaction in our existing markets.

Referral and other revenues

Referral and other revenues consist primarily of marketing agreements and transaction referrals.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Referral and other revenues
Comparable existing markets	$297	$325	$(28)	(8.6)%
New markets	50	25	25	98.1%
Corporate	1,157	1,290	(133)	(10.3)%

Total	$1,504	$1,640	$(136)	(8.3)%

The decrease in corporate referral and other revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to the elimination of fees from a primary source of corporate referral income, a mortgage services marketing agreement with E-LOAN, which terminated October 31, 2008 partially offset by fees from a new mortgage services marketing agreement with Bank of America which commenced June 2009.

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

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Cost of revenues
Comparable existing markets	$45,827	$43,583	$2,244	5.2%
New markets	7,189	3,826	3,363	87.9%

Total	$53,016	$47,409	$5,607	11.8%

The increase in cost of revenues for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily related to the overall increase in net revenues on which we pay agent commissions.

Cost of revenues increased in our existing markets by approximately 2.2 million or 5.2% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Agent commissions and payroll taxes increased by $1.2 million or 3.3% primarily attributable to the mix of agent commissions paid on the increase in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $1.1 million or 15.4% primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of existing markets net revenues increased by 2.1 percentage points.

Cost of revenues increased in our new markets by approximately $3.4 million or 87.9% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Agent commissions and payroll taxes increased by $2.8 million primarily attributable to the increase in net revenues on which these costs are based and the mix of agent commissions paid. Agent expense reimbursements and benefits increased by approximately $0.5 million primarily attributable to the increased number of qualifying agents. Overall, cost of revenues as a percentage of new market net revenues increased by 2.6 percentage points.

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

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Product development	$6,895	$6,487	$408	6.3%

The increase in product development expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was due primarily to supporting higher website volume and a new data site and consisted primarily of increases in salaries and benefits of $0.5 million and consulting fees of $0.1 million partially offset by a decrease in depreciation of $0.2 million. As a percentage of net revenues, product development expenses decreased by 0.2 percentage points for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

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

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Sales and marketing:
Comparable existing markets	$18,551	$19,660	$(1,109)	(5.6)%
New markets	6,734	5,756	978	17.0%
Regional/corporate sales support and marketing	5,331	5,479	(148)	(2.7)%

Total	$30,616	$30,895	$(279)	(0.9)%

The decrease in sales and marketing expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily related to the cost control initiatives in our existing markets and regional/corporate support operations partially offset by growth in our new markets.

Sales and marketing expenses decreased in our existing markets by approximately $1.1 million principally attributable to decreases in salaries and benefits of $0.1 million, travel of $0.1 million and customer acquisition and marketing costs of $0.7 million. As a percentage of existing market net revenues, existing market sales and marketing expenses were 24.9% in the current year compared to 26.8% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $1.0 million principally attributable to the current year reflecting a full year of operations for the two new markets opened during 2008. The increase in expenses consisted primarily of customer acquisition and marketing costs of $0.9 million and facilities expenses of $0.3 million including a one time charge of $0.2 million attributable to merging the operations of two offices, partially offset by a decrease of $0.1 million in travel. As a percentage of new market revenues, new market sales and marketing expenses were 51.6% in the current year compared to 78.9% in the prior year.

Regional/corporate sales support and marketing expenses decreased by approximately $0.1 million and consisted primarily of a decrease in travel expenses of $0.1 million. As a percentage of net revenues, regional sales support and marketing expenses were approximately 6.0% in the current year compared to 6.6% in the prior year

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
General and administrative	$10,072	$9,744	$328	3.4%

The increase in general and administrative expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was principally due to an increase in salaries and benefits of $1.0 million partially offset by a decrease in professional fees of $0.6 million. As a percentage of net revenues, general and administrative expenses were 11.3% for the current year compared to 11.8% in the prior year.

Litigation

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Litigation	$—	$625	$(625)	(100.0)%

Litigation for the nine months ended September 30, 2008 relates to the settlement of a class action lawsuit filed by a former ZipAgent in the amount of $0.6 million.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Interest income	$633	$2,061	$(1,428)	(69.3)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to the repurchase of shares of our common stock for approximately $17.4 million in April 2008 and cash used in our operating activities as a result of the losses incurred since September 30, 2008.

Other income (expense), net

Other income (expense), net consists of non-operating items.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Other income (expense), net	$1	$75	$(74)	(98.2)%

Other income for the nine months ended September 30, 2008 relates primarily to realized gains on our short term investments.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2009 are our cash, cash equivalents and short-term investments. As of September 30, 2009, we had cash, cash equivalents and short-term investments at fair value of $44.4 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $3.9 and $9.5 million in the nine months ended September 30, 2009 and 2008, respectively. Cash used in the nine months ended September 30, 2009 resulted primarily from a net loss $10.8 million partially offset by $1.9 million of depreciation and amortization and $3.0 million of non-cash stock-based compensation expense. Cash used in the nine months ended September 30, 2008 resulted primarily from a net loss of $10.6 million and the payment of $3.6 million litigation settlement partially offset by $2.1 million of depreciation and amortization and $2.9 million of non-cash stock-based compensation expense.

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

Investing activities

Our investing activities provided cash of $24.5 million and $31.6 million in the nine months ended September 30, 2009 and 2008, respectively. Cash provided for in the nine months ended September 30, 2009 primarily represents the proceeds from the sale and maturity of short-term investments of $25.5 million less the purchase of property and equipment of $1.1 million, including amounts capitalized for website development and internal use software. Cash provided for the nine months ended September 30, 2008 represent the net proceeds from the sales and purchases of short-term investments of $33.1 million less the purchase of property and equipment of $1.5 million, including amounts capitalized for website development and internal use software.

We typically maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change. Due to current economic conditions we have retained proceeds from maturing short-term investments in money market securities and as a result our cash and cash equivalent balances have increased by approximately $20.5 million at September 30, 2009 from December 31, 2008.

Currently, we expect our remaining 2009 capital expenditures to be approximately $0.8 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and new market expansion leasehold improvements, furniture and computer equipment. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Proceeds from our financing activities were not significant in the nine months ended September 30, 2009 and used cash in the amount of $17.5 in the nine months ended September 30, 2008. Cash used in the nine months ended September 30, 2008 resulted primarily from the repurchase of shares of our common stock from an investor in April 2008. Sources of cash from financing activities primarily represented the proceeds from stock option exercises.

As of September 30, 2009, we had one warrant outstanding for the purchase of an aggregate of 3,284 shares of our common stock at an exercise price of $18.27 per share; that warrant is currently exercisable at the option of the holder.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through September 2014. The following table provides summary information concerning our future contractual obligations and commitments at September 30, 2009.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,495	$3,797	$679	$—	$6,971

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

Our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. As of September 30, 2009 and 2008, net unrealized gains and losses on these investments were not material. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2009 and 2008, the increase or decline in fair market value of the portfolio would be approximately $0.0 and $0.1 million, respectively.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had a history of losses from our inception in January 1999 through the first half of 2003 and at September 30, 2009 had an accumulated deficit of $91.2 million. While we were profitable in several quarters from 2003 through 2006, we have experienced quarterly net losses since then. If we do not become consistently profitable, our accumulated deficit will grow larger, and we could require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. We cannot guarantee that our revenues will increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

Our profitability is dependent of the health of the residential real estate market, which is subject to macroeconomic forces that are beyond our control and may be difficult to predict.

The success of our business depends to a significant extent on the health of the residential real estate market, which traditionally has been subject to cyclical economic swings as well as other changes in local, regional, national or seasonal economic conditions. The decision to purchase or sell residential real estate can be delayed or terminated based on macroeconomic conditions that, for example, reduce discretionary income. Macroeconomic factors that could adversely affect the demand for residential real estate and harm our business include, among others, economic slowdown or recession, changes in the availability and affordability of mortgages or extensions of credit, a rise in the number of foreclosures and other distressed properties available for sale, rising interest rates, inflation, disruptions in capital markets, declines in the stock market, adverse tax policies or changes in other regulations, increased unemployment, lower consumer confidence, lower wage and salary levels, war or terrorist attacks, natural disaster, energy price spikes, or actions taken by the Federal Reserve Board to regulate the supply of money, or the public perception that any of these events may occur. In addition, federal and state governments, agencies and government-sponsored entities such as Fannie Mae and Freddie Mac could take actions that result in unforeseen consequences or that otherwise could negatively impact our business.

The impact on our business of macroeconomic forces, over which we have no control, can be difficult to predict. For example, demand for housing could decrease, which should reduce the number of completed transactions and, consequently, revenues. Home sales prices could decrease, which should depress revenue and gross margins on completed transactions. Gross margins could decrease through higher costs. These and other consequences could significantly impair our ability to achieve and maintain profitability.

We devote considerable resources to technologies and practices designed to make our agents more productive than the industry average, and if we do not achieve sufficient agent productivity and retention to offset these costs, we likely will not be profitable unless we change our business model.

Our business model is designed to help our agents achieve higher transaction volumes at an overall lower cost per transaction that the industry average. To do so, we have adopted technologies and practices that differ significantly from most traditional real estate brokerages, such as our innovative use of technology to help our agents, buyers and sellers select and market properties, the employee agent model we typically use, our centralization of functions such as lead acquisitions, marketing and advertising, and our use of rebates and discounts to attract customers. Through these practices, we incur costs that most traditional real estate brokerages do not, including costs relating to employee benefits, expense reimbursement, training and transactional support in addition to technology development. We incur some of these costs before our agents have even completed their first transaction and generated any revenues to offset these costs. Consequently, we believe that agent turnover is more costly to us than to traditional real estate brokerages and we therefore must retain our agents longer than the industry average to recoup our investment. Reaching this goal is challenging, given that we are in a high-turnover industry, and most of our agent turnover occurs in the first few months after our agents commence employment. In addition, because our agents tend to become more productive the longer they stay with us, retention of our more seasoned agents is of special importance to achieving profitability. If we are unable to achieve the necessary level of agent productivity and retention to offset these costs, we likely will not achieve profitability unless we change aspects of our business model.

If we do not remain innovation leaders in our industry, we may not be able to grow our business and leverage our costs to achieve profitability.

Innovation has been critical to our ability to leverage our costs while competing against other brokerages for clients and agents. For example, we have been at the forefront of brokerages in embracing the Internet by operating a virtual office website, or VOW, which reduces our need for office space and facilitates the transaction of business away from an office. We have also been at the forefront of managing lead acquisition costs by employing technology designed to promote efficient lead utilization, by using a centralized lead acquisition and distribution function, and by attracting consumers directly to our site for those areas where we operate. As others follow our practices or develop their own innovative practices, and as customers increasingly gain options for online real estate information and services, our ability to leverage our costs to achieve profitability may erode. For example, certain other brokerages, media companies, Multiple Listing Services, or MLSs, and the National Association of REALTORS®, or NAR, operate competing websites and are increasingly using the Internet to market to potential customers throughout the United States. Customers may not distinguish or value the benefits of our website and technology offerings. Such organizations could also build applications or offer products, including home listings and related information, that attract online traffic away from our website. They could devote substantial resources to dominating social media and online advertising, which would also impair our ability to attract website traffic. If our advantage in attracting website traffic erodes, our need to purchase leads from third parties will increase, thus increasing our costs. If we do not remain on the forefront of innovation to leverage our costs effectively while competing for clients and agents, we may not be able to achieve profitability.

If we do not adapt to changes in technologies and practices relating to the nature and use of information, our operating results could suffer.

We believe that we rely more heavily on technology than traditional “bricks and mortar” brokerages to gather, store, evaluate and communicate information, including our efforts to generate leads via the Internet, to prioritize leads, to communicate with agents via our ZAP agent platform, and to service customers, including by providing online access to comprehensive MLS listings. To continue to perform those functions effectively, we will need to adapt to changes in technologies and practices concerning the nature and use of information. For example, we will need to adapt our website and our ZAP agent platform to be compatible with new Internet and mobile access tools. We may need to adapt our approach for generating website traffic to address evolving customer interests, for example, a greater interest in social websites, in local neighborhood information, or in alternative media. We may need to adapt our technology or change our practices to address new Internet regulations, as well as new “spam” filters that incorrectly treat our emails to clients as unsolicited materials and block them. We must constantly modify our technology to successfully interact with each independent MLS in order to maintain access to that MLS’s home listings information. In addition, if the current practice of listing homes for sale on individual MLSs is challenged or replaced by a competing system, we will need to adapt to that change to continue operating our business. Some of our competitors may respond more quickly to new or emerging technologies and practices relating to the nature and use of information. If we cannot make such adaptations quickly so as not to erode our competitive advantages in attracting clients and agents, or we do so in a manner that increases our expenses without a related increase in revenues, our operating results could suffer.

Our business practices are heavily regulated, and we may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with those regulations.

Our business practices are heavily regulated by numerous federal, state and local authorities, as well as the standards of private trade associations to which we belong. These regulations are discussed in more detail in Item I of Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 under “Business—Regulatory Matters.” Because our business practices are heavily regulated, maintaining legal compliance is challenging and increases our costs, and we must continually monitor our business practices for compliance with applicable laws, rules and regulations.

Some of these regulations apply to all residential real estate brokerages. However, because of our unique business model, we are also subject to regulations that do not apply to traditional brokerages. For example, our ZipAgents are generally employees, and our employment of them is subject to federal and state employment regulations that may not apply to agents in a traditional independent contractor model. We must reimburse the business expenses of our employee agents, and in some states, including California and New York, this obligation cannot be waived or limited by contract. In some states, including Nevada, we must pay our employee agents minimum wage and overtime pay, regardless of federal laws that would otherwise permit us to pay our agents on a pure commission basis as outside salespersons. Exemptions from paying minimum wage and overtime pay could cease to be available in other states where we currently operate, or federal or state laws could require us to pay additional compensation or to reimburse additional expenses. When our former agent compensation and expense allowance and reimbursement policies were challenged in class action lawsuits filed against us from 2005 through 2007, we incurred material litigation and settlement costs and modified our expense reimbursement policies, as described in our reports filed previously with the Securities and Exchange Commission. In addition, we are developing a modified business model, scheduled for implementation in New York in February 2010, whereby our agents will be independent contractors instead of employees. Accordingly, we will be subject to federal and state regulations setting forth the standards for independent contractor classification. If our agent compensation and expense reimbursement policies, or our policies and practices regarding the classification of some agents as independent contractors, are challenged in the future, we could incur substantial costs, penalties and damages, including back pay and expense reimbursement and attorneys’ fees.

In addition to employment and compensation regulations, our business practices are also subject numerous other regulations, including the following:

•	State real estate brokerage licensing requirements, statutory due diligence, disclosure and standard-of-care obligations relating to these licenses;

•	The federal Real Estate Settlement Procedures Act, the federal Fair Housing Act, and federal advertising and other laws, as well as comparable state statutes;

•	Regulations of trade organization such as NAR, local MLSs, and state and local AORs;

•	Licensing requirements and related obligations that could arise from our business practices relating to the provision of core services;

•	Privacy regulations relating to our use of personal information collected from the registered users of our website;

•	The Federal Trade Commission Act and similar state laws that prohibit unfair and deceptive business practices with consumers;

•	Laws relating to the use and publication of information through the Internet; and

•	State laws that restrict or prohibit our payment of rebates.

We may not become aware of all the regulations that govern our business, or to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance. If we fail, or are alleged to have failed, to comply with any existing or future applicable regulations, we could be subject to lawsuits and administrative complaints and proceedings, and we could incur significant defense costs, settlement costs, damages and penalties for non-compliance. We could also have our business licenses suspended or revoked, have our business practices enjoined, or be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct business in any or all of our markets. Any such events could also damage our reputation and impair our ability to attract clients and agents without increasing our related costs. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to protect us from all liability that we may incur. In addition, if we cannot in the future obtain and maintain all of the regulatory approvals and licenses we may need to carry on our business as we choose, our ability to conduct business may be harmed. Further, any lobbying or related activities we undertake in response to current or new regulations could substantially increase our operating costs.

Our agent value proposition is rather unique in the industry, and if agents do not understand this proposition or value its attributes, whether in its current form or as we may test or implement changes to it, we may not be able to attract, retain and incentivize agents.

Unlike most of our competitors, our agents are typically employees and not independent contractors. Through this practice, we incur costs for our agents that traditional real estate brokerages do not, including costs relating to employee benefits, expense reimbursement, centralized customer lead acquisition, training and transactional support. Also, as permitted by law, and unlike most of our competitors, we provide rebates and discounts to our clients. Because of these costs, our agents generally earn a lower per transaction commission than traditional agents. Our lower commission split may be particularly unattractive to certain higher performing agents. Also, because our model is rather unique in our industry, agents may not understand or appreciate its value proposition. In addition, agents may not appreciate the modifications to our agent compensation model that we may test and implement from time to time. If agents do not understand our employee compensation model, or do not perceive it to be more valuable than the traditional independent contractor model used by most of our competitors, whether through the provision of leads, training, support, employee benefits, expense reimbursement, more opportunities to close transactions or otherwise, we may not be able to attract, retain and incentivize them to grow our revenues without significantly increasing our commission splits or other costs, which would reduce our gross margins.

Our efforts to grow local market share, including by building our listings business, will face intense competition, and we cannot guarantee that these efforts will be successful or profitable.

The residential real estate industry is intensely competitive and highly fragmented. To capture and retain market share, we must compete successfully against other brokerages not only for large numbers of clients, but also for large numbers of agents in our headcount-intensive growth model. Because the market is highly fragmented and brokerage fees are variable, competitors may reduce fees to attract business. In addition, many of these brokerages have valuable relationships, innovative models, or access to greater resources than we do. Many of our markets are composed of entrenched brokerages with superior local referral networks, name recognition and perceived local knowledge and expertise. These attributes give these brokerages an advantage in agent recruitment and retention, in attracting clients, and in building their listings business. Many brokerages also have more experience than us in acting as listing agents, as we have traditionally focused on clients looking to buy homes (with buyers representing more than 90% of our transactions in 2008). Some of our competitors with greater resources may be able to undertake more extensive marketing campaigns or to better withstand price competition in a market. Unless we can develop the relationships, reputation, expertise and personnel to compete with these brokerages without reducing our prices or increasing our agent compensation, we may not be able grow our listings business, attract buyers, or attract and retain agents as needed to grow our market share profitably.

We derive a significant portion of our leads through third parties, and if any of our significant lead generation relationships are terminated, impaired or become more expensive, we may not be able to attract new clients and grow our business without a substantial increase in expenses.

We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source, HomeGain, Inc., which competes with us for online customer acquisition, generated approximately 19%, 21% and 27% of our leads during 2008, 2007 and 2006, respectively. We could lose a large lead supplier, whether through insolvency or otherwise. Also, state laws or NAR or MLS regulations could make it more difficult or expensive for lead generators to provide us with sufficient leads. Should any of these events occur, or should leads otherwise become less available or more costly, we may not be able to obtain a sufficient number of leads to attract new clients and grow our business without a substantial increase in expenses.

Unless we develop, maintain and protect a strong brand identity, we may not be able to grow our business without reducing our gross margins.

We believe a strong brand that expands a company’s presence and builds its reputation is a competitive advantage in attracting both clients and agents. Accordingly, we plan to use our marketing and advertising efforts to promote a differentiated brand known for innovation and fast, excellent customer service. By building our brand, we hope to achieve greater website traffic and thus more effective leveraging of lead acquisition costs, market share growth, development of our listings business, and better agent recruitment and retention. However, our branding efforts may not have a material positive impact on our brand identity. Further, our branding message may not resonate with consumers or agents. In addition, developing a positive brand will depend on our ability to provide a high quality consumer experience and high quality service, which we may not do successfully. If we are unable to develop, maintain and protect our brand, we may not be able to increase our revenues without a disproportionate increase in our client acquisition and agent compensation costs, which would reduce the profitability of our business and negatively impact our financial condition.

If our arrangements for providing access to core services become impaired, our financial condition could suffer.

We have entered into a marketing agreement with Bank of America. Under that agreement, Bank of America pays us a flat monthly fee (which typically represents less than 3% of our monthly net revenues) in exchange for our commitment to market its mortgage products and other services to our clients. We routinely explore additional opportunities to provide or market services related to the purchase, sale and ownership of a home, which we refer to as core services. Some of these services may be offered through subsidiaries and other affiliates, while others may be offered through marketing arrangements with independent third parties, such as title, mortgage and insurance companies. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our brand name and client relationships could suffer. Also, upon the termination of an arrangement with an independent third party to provide core services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. In addition, our clients could have a more difficult time obtaining the financing or other services needed to purchase a home through us, which could negatively impact our transaction revenues. Any of these events could negatively impact our financial condition.

Providing online access to comprehensive MLS listings and related information concerning the residential real estate market is a hallmark of our business, and our ability to attract and service clients and to manage lead acquisition costs would be harmed if our ability to provide or advertise this access is impaired.

A key component of our business strategy is to attract clients directly to our website, thereby increasing our client base and reducing our need to purchase leads from third parties. To do so, through our website, we offer clients access to, and the ability to search, real estate listings posted on the MLSs in the markets we serve, as well as related neighborhood information and maps. Our ability to display this information is subject to agreements with third parties, which may or may not be available on acceptable terms in the future. Those third parties operate their own technology platforms, and we may be unable to interoperate with those platforms cost-effectively or at all. Further, we could lose access to that information in the event of a systems failure or a dispute with those information providers. In addition, our ability to provide Internet access to home listings information could be diminished if increasing numbers of homeowners opt-out of providing their home listings information on the Internet, which is permitted by the rules of many MLSs, including those affiliated with NAR. Should any such event occur, we expect that our website and services would become less attractive to potential clients, our ability to attract and service clients would be harmed, and we would likely need to purchase additional, and more costly, leads from third parties, increasing our expenses.

Our customer value proposition includes rebates, and we may lose a competitive advantage in attracting consumers if we cannot or choose not to provide them.

Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Where permitted by law, we provide our home buyer clients a cash rebate at closing. Our willingness to provide rebates is subject to a number of considerations, including their perceived value by our buying clients, which could be impaired by changes in mortgage-related rules, regulations, or practices, including those of state or Federal agencies, government-sponsored agencies, or lenders. Also, as discussed in Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 under “Business—Regulatory Matters,” the laws of some states restrict or prohibit our ability to provide rebates or share commissions with clients who are not licensed real estate agents. In such states in which we currently operate, we have needed to modify our pricing and rebate model to comply with those laws, and we may need to make additional adjustments should we decide to expand into additional states. We cannot predict whether alternative approaches will be cost effective or attractive to prospective clients. If we determine not to offer rebates in any or all of our markets for these or other reasons, our ability to attract customers may be impaired.

Our efforts to offer advertising and lead generation services to others could detract from our ability to engage in residential real estate transactions with visitors to our website.

We have entered into agreements to provide advertising and lead generation services to third parties in exchange for fixed monthly payments and, in some cases, volume-based and performance-based fees. We are exploring additional opportunities to leverage the advertising and lead generation capacities of our website. These activities may distract visitors to our site. They can also interrupt the registration-to-transaction path of our residential real estate sales business, including by leading potential customers away from our website. In addition, these activities may detract from our perceived commitment to user satisfaction and customer service, or may not be well received by visitors to our site for other reasons. Any of these outcomes could impair our ability to engage in residential real estate transactions with our website visitors.

As we pursue opportunities to increase our revenues, we may reduce our profit margins.

We may implement changes to our business model and operations to improve our revenues that cause a disproportionate increase in our expenses and reduce our profit margins. For example, we may increase the portion of our business that is composed of representing sellers in their home listings, through which we would incur costs that we do not incur when representing buyers, such as marketing costs. We may make further revisions to our agent compensation model or replace it with a different model. We may disproportionately build our business in lower-priced markets or with transactions that comprise lower-priced homes. We may expand into new markets or new businesses, which could involve significant start-up costs that may only be recovered, if ever, after we have been operating in those markets or businesses for some time. Any of these attempts to improve our revenues could result in a disproportionate increase in our expenses and in reduced profit margins.

Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.

The residential real estate market traditionally has experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing (although time to close can be significantly extended when foreclosed or short sale home is involved). Historically, this seasonality has caused our revenues, operating income, net income and cash flow from operating activities to be lower in the first and fourth quarters and higher in the second and third quarters of each year. However, there can be no assurance that the seasonality pattern for any fiscal year will be consistent with past experience, and macroeconomic changes in the market could mask the impact of seasonality.

Factors affecting the timing of real estate transactions that can cause our quarterly results to fluctuate include the timing of widely observed holidays and vacation periods, decisions to relocate prior to the start of the school year, inclement weather, and the timing of employment compensation changes and events, such as pay raises and bonus payments. We expect our revenues to continue to be subject to these seasonal fluctuations, which, combined with any growth in our business and the effects of macroeconomic market changes, may make it difficult to compare or analyze our financial performance effectively across successive quarters.

Our failure to effectively manage the growth of our technology and control systems to service our clients and agents and maintain legal compliance could adversely affect our financial position.

As our business grows in terms of the number of transactions we service, the number of agents we manage, and the number of markets in which we operate, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, as well as our financial and management information and control systems, and to maintain effective cost controls. Our ability to manage these efforts and to maintain legal compliance could be thwarted by many factors, including turnover in management and the lack of adequate staffing with the requisite expertise and training. If our operational technology is not sufficient to service our agents or clients, then agent retention could decrease, client service could suffer, and our costs could increase. In addition, if our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to satisfy regulatory scrutiny or contractual obligations with third parties and may suffer a loss of reputation. Any of these events could negatively affect our financial position.

Our business, financial condition and reputation may be substantially harmed by systems interruptions, delays and failures.

The performance and reliability of our technology infrastructure are critical to our reputation and ability to attract and retain clients and agents. Our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third party vendors to operate our network infrastructure co-locations and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any systems interruption, delay or failure could result in substantially fewer transactions, increased costs, litigation and other consumer claims and could damage to our reputation, any of which could substantially harm our financial condition.

We need to retain key personnel or our business could be harmed.

Our success depends on the contributions of Mr. J. Patrick Lashinsky, our President and Chief Executive Officer, Mr. Charles C. (Lanny) Baker, our Chief Financial Officer, and other senior level sales, operations, marketing, technology and financial officers. With the exception of Mr. Lashinsky and Mr. Baker, none of our officers or key employees has an employment agreement, and their employment is at will. We do not have “key person” life insurance policies covering any of our executives. The loss of the services of one or more of our key personnel could seriously harm our business.

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.

To date, our business has been conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 37% of our net transaction revenues in the State of California in both 2008 and 2007. Our geographic concentration makes us as a whole more vulnerable to the effects of forces and events beyond our reasonable control, such as regional disasters including earthquakes, harsh weather, economic or market conditions, or other events outside of our control, such as shifts in populations away from markets that we serve, or terrorist attacks. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically. In addition, our headquarters is located in California in the San Francisco Bay region, which is known for earthquakes. A disaster in this region could interrupt our financial functions and impair access to internal systems, documents and equipment that are critical to the operation of our business.

Our intellectual property rights are valuable and our failure to protect those rights could adversely affect our business.

Our intellectual property rights, including existing and future patents, trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary ZAP technology and ZipNotify, as well as our ability to interoperate with multiple MLSs and our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. For example, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. We also seek to maintain certain intellectual property as trade secrets. Intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. In addition, others may develop technologies that are similar or superior to our technology, including our patented technology, or that otherwise prevent, limit or interfere with our ability to use our intellectual property. Any significant impairment of our intellectual property rights could harm our business.

We could be subject to intellectual property rights disputes that adversely affect our business.

As noted above, our business depends on the protection and utilization of our intellectual property to provide our products and services. We may bring lawsuits to protect against the potential infringement of our intellectual property rights. In addition, other companies, including our competitors, may make claims against us alleging our infringement of their intellectual property rights. Any intellectual property claims brought by or against us, with or without merit, could be time-consuming and expensive to litigate or settle and could significantly divert management resources and attention. If we are unable to resolve those claims in our favor, we may be required to pay damages, to stop using any infringing technology, to seek a license for that technology, which may not be available on acceptable terms, or to develop alternative non-infringing technology, which may require significant effort and expense. If we cannot license or develop alternative technology for any infringing aspects of our business on attractive terms, we may be forced to limit our product and service offerings. Any of these results could harm our business.

We intend to evaluate acquisitions or investments in complementary technologies and businesses and we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures or investments that we undertake.

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses, including acquisitions of our own stock. We may be unable to identify suitable acquisition candidates in the future or to make these acquisitions on a commercially reasonable basis. If we complete an acquisition, merger, joint venture or investment, we may not realize the benefits we expect to derive from the transaction. Any future acquisitions and investments would have several risks, including:

•	Our inability to successfully integrate acquired business cultures, personnel, systems, technologies or operations;

•	Problems integrating and maintaining uniform standards, procedures, controls, policies, books and records, including problems relating to the adequacy of internal controls and to reporting;

•	Diversion of management’s attention;

•	Loss of key employees of acquired businesses;

•	Disruption of existing operations;

•	Risks associated with operating a business or in a market in which we have little or no prior experience;

•	Our inability to recover the costs of acquisition, merger, joint venture or investment;

•	Accounting risks, including risks associated with accounting for acquisitions, potential amortization of intangible assets, and potential write-off of acquired assets;

•	Potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

•	Our inability to increase earnings per share; and

•	Assumption of liabilities, including unknown and unforeseen liabilities.

OTHER RISKS RELATED TO OUR STOCK PRICE

Our stock price may be volatile.

The trading price of our common stock may fluctuate widely, depending upon many factors, some of which are beyond our control. These factors include, among others, the risks identified above, as well as the following factors:

•

Indicia of our financial performance, such as variations in our quarterly results of operations, changes in our financial guidance for future periods, inability to meet quarterly or yearly performance estimates or targets, and changes in performance estimates or recommendations, or termination of coverage, by securities analysts;

•	Announcements by us, our competitors or lead source providers, including announcements about strategic alliances;

•	The relatively low level of public float and average daily trading volumes of our common stock;

•

The sale of substantial amounts of our common stock in the public market, including by investors who still own a significant number of our shares issued before our public offering, or from the perception that these sales could occur;

•	Any repurchase by us of our outstanding stock;

•	Our adoption of any stockholder rights plan; and

•	Broad market and industry factors that are independent of our actual operating performance.

In addition, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources and could harm the price of our common stock. Although we carry general liability and errors and omissions insurance, our insurance may not cover claims of these types or may be inadequate to protect us from all liability that we may incur.

Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own a significant amount of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. Among other things, these provisions:

•	Establish a classified board of directors with staggered, three-year terms;

•	Do not permit cumulative voting in the election of directors;

•	Authorize the board to issue, without stockholder approval, preferred stock with rights senior to those of common stock, including pursuant to a stockholder rights plan;

•	Prohibit stockholder action by written consent;

•	Limit the persons who may call special meetings of stockholders; and

•	Require advance notification of stockholder nominations and proposals.

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

Our Insider Trading Compliance Program allows directors, officers and other employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, our executive officers have adopted Rule 10b5-1 trading plans under which a total of less than 5,000 shares may be sold in the future. Sales under those plans will be made at various dates and prices, subject to the terms of the plans. In the future, we believe that additional directors, officers and employees may establish such programs.

Item 6.	Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ Charles C. Baker
Charles C. Baker
Executive Vice President and Chief Financial Officer

Date: November 4, 2009

Exhibit Index

Exhibit number	Description
3.1(a)(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Form of Restricted Stock Award Agreement, dated as of August 21, 2009

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 26, 2009.
*	Identifies a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.