Form 10-K
period 2009-12-31
ZIPREALTY INC
filed 2010-03-10
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51002

ZIPREALTY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer identification number)

2000 POWELL STREET, SUITE 300, EMERYVILLE, CA	94608
(Address of principal executive offices)	(Zip Code)

(510) 735-2600

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchanged on Which Registered:
Shares of Common Stock, $0.001 par value	The NASDAQ Stock Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (meaning all shares not beneficially owned by directors or executive officers of the registrant or their known affiliates) was approximately $36.3 million (based on a price of $2.68 per share, which was the closing price of the registrant’s common stock on The NASDAQ Stock Market) on the last business day of the registrant’s most recently completed second fiscal quarter.

We had 20,447,275 shares of common stock outstanding at March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 incorporate by reference information from the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2009.

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

OVERVIEW

We are a leading full-service residential real estate brokerage that uses an innovative combination of a comprehensive online presence, robust proprietary technology and knowledgeable local agents in the field to offer our clients fast, responsive and transparent service. Our award-winning, user-friendly website gives our users access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information and tools. Our proprietary technology, including our agent productivity platform, helps us to increase agent efficiency and reduce costs, allowing us to pass on significant savings to consumers as permitted by law.

We have grown our business rapidly since our inception in 1999. By 2009, we ranked as the 9th largest residential real estate brokerage in the nation by annual transaction volume, accordingly to REAL Trends, an industry research firm. Also in 2009, our website received more traffic than any other residential real estate brokerage in the nation, according to Hitwise, an information services company. As of March 1, 2010, we had wholly owned operations in 35 major markets serviced by our team of over 3,000 local, licensed sales agents, and we had approximately 2.6 million active registered users who had accessed our website within the last year.

Through our website and mobile products, our clients can access a broad range of current real estate information and powerful tools to research and engage in the purchase or sale of a home, including by connecting with one of our local agents. While many websites post home listings, we give our clients direct access to home listings data from local Multiple Listing Services, or MLSs, which is the most comprehensive and updated information on home sales available. We provide our clients with information in addition to MLS data, including neighborhood attributes, newly built home listings, school district information, comparable home sales data, maps and driving directions, and user-generated content. Further, we provide our clients with useful tools such as the ability to chat with agents via the website, personalized searching tool, and tools, to help users make informed pricing choices. We attract users to our website through a variety of marketing channels, including online advertising, word of mouth and social media.

Our proprietary sales system, known as ZAP, automatically matches registered users with our local sales agents, whom we also refer to as ZipAgents. However, some clients prefer to choose their ZipAgents after reviewing the agent profiles and customer service ratings we post on our website. Our ZAP system helps to identify and analyze client website behavior, which helps our agents to provide our clients with faster, more responsive service and with information that is better tailored and more relevant to them.

Our agents show properties to our buyers, list and market properties for our sellers, negotiate transactions and handle closing details. Our agents are typically employees. However, in February 2010, we ceased to employ agents in New York, and instead engaged agents as independent contractors in that state. Through that modified business model, we hope to deliver excellent customer service and enable independent contractor agents to be productive and efficient with minimal management oversight. We currently do not have plans to make a similar change in other markets, although we continually evaluate all aspects of our business and operational model and could make similar or different changes in other markets in the future.

We typically share a portion of our commissions with our buyer clients in the form of a cash rebate, and typically represent our seller clients at fees below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers. In the Oregon portion of our Portland market (which serves portions of both Oregon and Washington), the payment of cash rebates is not currently permitted by law, we have adjusted our value proposition for our buyer clients by offering an enhanced client satisfaction guarantee. In New Jersey, the payment cash rebates became permissible in January 2010, and accordingly we have commenced offering cash rebates to our buyer clients in New Jersey.

Our business was incorporated under the laws of the state of California in 1999 and was reincorporated as a Delaware corporation in August 2004. As of December 31, 2009, we operated in 35 major markets in 22 states and the District of Columbia, including Atlanta, Baltimore, Washington D.C., Boston, Chicago, Dallas, Los Angeles, Orange County, Phoenix, Sacramento, San Diego, the San Francisco Bay Area, Seattle, Las Vegas, Houston, Miami, Orlando, Palm Beach, Tampa, Minneapolis/St Paul, Austin, the Greater Philadelphia area, Fresno/Central Valley, Naples, Tucson, Denver, Jacksonville, Richmond, Salt Lake City, Virginia Beach, Charlotte, Raleigh-Durham, Westchester County/ Long Island (which were previously two markets but have been combined into one market), Hartford, and Portland, Oregon. All of our markets were opened prior to 2009 with the exception of Portland, which we opened in April 2009. Depending on market conditions and other criteria, we may consider entering additional markets in the future. We operate in one reportable segment; financial information is included in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

The U.S. residential real estate market

The residential real estate industry is one of the largest industries in the United States. According to the National Association of REALTORS®, or NAR, the dominant trade organization in the residential real estate industry, residential real estate sales totaled over $1.3 trillion in 2008. Also according to NAR, sales of existing homes compose the vast majority of the residential real estate market, accounting for $1.2 trillion of 2008 total home sales. Additionally, REAL Trends reported that total residential real estate brokerage commissions and fees, which are primarily derived from existing home sales, were approximately $49 billion in 2007.

The residential real estate brokerage market is highly fragmented and intensely competitive. According to REAL Trends, the 10 largest brokerage firms accounted for less than 9% of all brokered residential real estate transaction volume in 2007, and the single largest firm accounted for less than 5% of total transaction volume. According to NAR, there were approximately 1.1 million REALTORS® in the United States and its territories as of January 31, 2010. Some brokerage firms are affiliated with national franchise brands, such as Century 21, Coldwell Banker, Prudential and RE/MAX. The franchise brands, which are often large and undifferentiated, license their brand names and trademarks and provide other marketing support to franchisee brokerage firms. These brokerage firms typically engage agents to work for them as independent contractors and as a result franchisors and franchisees have limited direct influence over the client relationship or the quality of client service.

The traditional real estate transaction process centers on real estate agents, who act as the principal intermediary between home buyers and sellers and control the flow of information to both. One of the primary benefits traditionally offered by an agent has been access to MLS home listings data. Because consumers have not traditionally had direct access to this data, the agent has exercised primary control over the process of searching and filtering the MLS data under this system. Consequently, consumers have not been assured of access to comprehensive and relevant information. Prospective home sellers have had similarly limited opportunities to investigate the current market or to efficiently and effectively market and sell their homes.

Challenges and limitations of the traditional residential real estate process

Challenges for home buyers and sellers. We believe that the traditional residential real estate industry has historically been characterized by low levels of client satisfaction. Some contributing factors include:

•	limited access to, and lack of transparency of, information;

•	limited transparency in, and lack of client control over, the residential real estate sales process;

•	low levels of agent responsiveness and accountability;

•	the presence of unskilled agents in the market caused by low barriers to entry and poor supervision; and

•	high commissions.

Challenges for agents. Agents often have difficulty generating consistent transaction volume, resulting in inconsistent earnings. Some contributing factors include:

•	consumer distrust of agents, and skepticism towards the value of their services, created by the lack of transparency, responsiveness and skill that is often associated with their trade;

•	the need for agents to spend considerable personal time and money generating business;

•	limited resources for agents to manage properly client relationships and transaction processes; and

•	agent responsibility for other business expenses and access to personal benefits, such as health insurance.

Challenges for brokerage firms. Traditional brokerage firms have difficulty differentiating their services and effectively managing agents and ensuring client satisfaction. Some contributing factors include:

•	the independent contractor nature of the agent relationship, which limits agent accountability and managerial effectiveness, and which also limits broker relationships with clients; and

•	low levels of client and agent loyalty.

OUR BUSINESS MODEL

To address the challenges of the traditional residential real estate industry, we use an innovative combination of a comprehensive online presence, robust proprietary technology and knowledgeable local agents in the field to offer our clients fast, responsive and transparent service. Our business model is designed to help our agents achieve better customer service and higher productivity at an overall lower cost per transaction than the industry average. To do so, we have adopted technologies and practices in most of our markets that differ significantly from most traditional real estate brokerages, such as our innovative use of technology to help our agents, buyers and sellers select and market properties, the employee agent model we typically use, our centralization of functions such as lead acquisitions, marketing and advertising, and our use of rebates and discounts to attract customers. The key attributes of our business model include the following:

Addressing challenges for home buyers and sellers

We use the Internet and related technologies to empower consumers. While many websites post home listings, the rules of the various local Multiple Listing Services, or MLSs, in our markets often limit the home listings information that can be presented on those websites. In contrast, we have been at the forefront of brokerages in operating a virtual office website, or VOW. Because we operate this password-protected website, MLS rules permit us to provide our clients with direct Internet access to home listings data from local MLSs, which is the most comprehensive and updated information on home sales available. Through our website, www.ziprealty.com, we provide our registered users with convenient, free access to that information, as well as the ability to research and compare homes, without their having to visit an agent. Our MLS data is updated at least once per day in each of our markets. In certain markets, we also provide free access to newly built home listings posted by residential home builders with whom we have entered into agreements. We strive to provide valuable information and useful services to potential home buyers through our website, such as home and neighborhood content, automated screenings and notifications of available homes that meet specified criteria, and the ability to schedule home viewing appointments and make offers online. We offer home sellers online home value estimates and virtual tours, as well as broad marketing distribution through the MLS, Internet and traditional media. Further, we provide our clients with useful tools such as the ability to save personalized searches, automatic email notification, and tools to help users make informed pricing choices, as well as mobile access to comprehensive home listings data on the ZipRealty application for the iPhone.

We focus on delivering high-quality service with a client-centric approach. Our brokerage model is built around the client, not the agent. We acquire a majority of our client leads and have designed our business model to provide ongoing value-added services through the Internet, allowing our brand, in addition to our agents, to service our clients. Most of our employees are agents, not independent contractors, which permits us to hold them accountable for consistently delivering a high level of client service and satisfaction. Also, we use our ZAP sales system to monitor the service provided by our employee ZipAgents to verify a high level of responsiveness and to assist us to address quickly any potential issues. Our ZAP system also helps to identify and analyze client website behavior, which helps our agents to provide our clients with faster, more responsive service and with information that is better tailored and more relevant to them. To back up our commitment to client service, we offer our closed clients a $250 cash refund (more in Oregon) if they are unsatisfied with our services. In addition, our clients can influence the compensation paid to their ZipAgents based upon the results of a client satisfaction survey.

Our business model is designed to offer a compelling consumer value proposition. Our use of the Internet, proprietary technologies and business processes promotes agent productivity and efficiency, which allows us to offer significant cash rebates to our buyers and reduced commissions to our sellers. In a typical market, our business model assumes we will pay each of our home buyers an amount equal to 20% of our commission in cash upon closing and offer our home sellers up to a 25% discount off of standard commissions in their particular market.

Addressing challenges for agents and brokerage firms

Our innovative use of proprietary technologies and practices increases operational efficiencies and promotes excellent client service. We have been at the forefront of brokerages in operating a virtual office website, or VOW, through the Internet. Through our VOW, our clients can access and search real estate listings posted on the MLSs in the markets we serve, as well as related neighborhood information, maps and tools. Our VOW reduces our need for office space and facilitates the transaction of business away from an office. In addition, the attractiveness of our award-winning website brings clients directly to us, thereby increasing our client base and reducing our need to purchase leads from third parties.

We have also been at the forefront of managing lead acquisition costs by employing technology designed to promote efficient lead utilization, as well as by using a centralized lead acquisition and distribution function, thereby increasing agent productivity while leveraging costs. For example, all of our employee agents, and, at their option, our independent contractor agents in New York, use our ZAP sales system to service qualified leads, meaning new clients that have completed the registration process and that have either conducted a home search or indicated that they own property to be sold in one of our markets. ZAP automatically monitors each client’s searching behavior from the initial search session and assigns that client to a ZipAgent who specializes in the specific territories most frequently searched by that client during that initial session, or in the territory where the property to be sold is located, although some clients may choose to work with another ZipAgent after reviewing the agent profiles and customer ratings we post on our website. ZAP also provides a tool for organizing and prioritizing these leads, valuable customer relationship management, or CRM, tools, and visibility into client website behavior. In addition, ZAP allows our managers to observe and manage how our employee agents are servicing our clients. We also have proprietary transaction support tools that help our ZipAgents close transactions more efficiently.

We believe our integrated consumer website and proprietary ZAP sales system are difficult to replicate and allow us to significantly scale our business to meet client needs while both leveraging costs and providing outstanding client service.

Our business model is designed to offer a compelling value proposition to agents. Other than in New York, our ZipAgents are employees, not independent contractors. We believe our employee-based model and ZAP technology offer a rather unique and attractive proposition to agents compared with that found at traditional brokerages, including the ability to work more efficiently and close more transactions. We design, implement and bear the cost of all marketing programs for our employee ZipAgents, including the delivery of client leads, allowing them to focus on serving clients rather than generating new business. Additionally, all of our employee ZipAgents receive initial orientation training and participate in various ongoing training activities. Subject to plan requirements, all of our employee ZipAgents are eligible for employee benefits including company-sponsored health, welfare, retirement and equity incentive plans. We believe that a number of factors contribute to our employee ZipAgents’ ability to close more transactions than are typically closed in the industry, in particular:

•	our employee ZipAgents receive qualified leads without individual marketing efforts, allowing them to rapidly develop a good pipeline of clients;

•	our ZAP sales system, with its proprietary CRM tools, allows our employee ZipAgents to remain organized and communicate and sell effectively with numerous clients at the same time; and

•

our ZAP sales system, as well as our dedicated group of service professionals, allow our employee ZipAgents to spend less time on closing tasks and more time on new clients than would otherwise be possible without this support in place.

The average monthly productivity of our total agent population was approximately 0.6 transactions per ZipAgent in 2009. Since 2004, the average monthly productivity of our ZipAgents ranged from 0.6 to 1.1 transactions per ZipAgent. We calculate the average monthly productivity of our ZipAgents for a full year by dividing the average monthly number of transactions closed during the year by the average number of ZipAgents employed at the beginning of each month during the year. We do not adjust the denominator for ZipAgents hired, or who leave us during the month. The average productivity level of our ZipAgents who have been with us in excess of six full months is considerably higher than the average level achieved by all our ZipAgents.

OUR STRATEGY

Our objective is to become one of the most recognized, respected and successful full-service companies in the residential real estate industry. To attain this objective, our strategic priorities are focused on growing locally and profitably. Our strategic priorities include the following efforts designed to increase agent productivity and transaction volumes while further leveraging our model and our costs:

Build our listings business

Historically, our clients who are home buyers have represented a substantial majority of our business and revenues. For instance, home sellers represented only 7% of our transactions in 2009. The home listings business represents a significant revenue growth opportunity for us. We plan to pursue this business in a number of ways, such as by developing more website tools for sellers, by hiring more agents, by implementing additional listings training for our agents, and by using a referral system that encourages ZipAgents and their clients to refer home listings. Through these initiatives, we plan to build our local referral networks, name recognition and reputation for local knowledge and expertise to drive the growth of our home listings business market by market.

Deepen and strengthen our local presence in our current markets

In 2009, our aggregate transaction volume market share in our markets represented less than 1% of the total transaction volume for those markets. We believe that we have a significant opportunity to grow our market share in our current markets, both in terms of our home listings business and in our representation of home buyers, given that competition is largely fragmented. Because the competitive landscape varies market by market, the growth initiatives we use in each market will likely vary as well. Typically, we plan to hire additional agents and to build our local referral networks. We also plan to leverage our increased home listings presence to attract home buyers as clients with nominal additional marketing costs. As we grow our market share in our current markets, we expect to grow our revenues without incurring the costs associated with entering new markets.

Lead the industry in innovation

Since our inception, we have embraced innovative technologies and practices, such as our use of a VOW and of our ZAP sales system, to leverage costs while competing for clients and agents. Continued innovation is critical to our culture, to our ability to differentiate our products and services from our competitors, and ultimately to our success. Our goal is to continuously strengthen our brand by providing exceptional customer service, creating more informed customers through information transparency, and improving the overall real estate process through the adoption of cutting-edge tools and services that consumers will value.

Grow our non-transaction revenues

We plan to deepen and diversify our revenue streams by providing or marketing services that surround our core business of helping clients to become home owners or to sell their homes. We refer to these services as core services. Some of these services may be offered through subsidiaries and other affiliates, while others may be offered through marketing arrangements with independent third parties, such as title, mortgage and insurance companies. For example, we have entered into a marketing agreement with Bank of America, under which we receive a flat monthly fee in exchange for our commitment to market mortgage products and other services to our clients. We also plan to seek opportunities to leverage the benefits of our website. To that end, we have entered into agreements to provide advertising and lead generation services to third parties in exchange for fixed monthly payments and, in some cases, volume-based and performance-based fees. We are exploring additional opportunities to capitalize on the strengths of the advertising and lead generation capacities of our website.

Define and market the ZipRealty brand

We believe that strengthening the ZipRealty brand will increase our presence and our reputation, thereby providing a competitive advantage in attracting agents and clients and, ultimately, increasing the number of transactions that we close. We plan to increase our brand awareness by increasing our word of mouth marketing through such initiatives as increased use of our “refer a friend” feature, by marketing our services through our large and growing base of past clients, and by pursuing continued strong press coverage and media attention. In addition, we believe that we can enhance our brand by continuing to focus on client service, with the objective of creating lifelong relationships with our clients and increasing repeat and referral business. Through these efforts, we plan to promote a differentiated brand known for innovation and fast, excellent customer service. By building our brand, we hope to achieve greater website traffic and thus more effective leveraging of lead acquisition costs, market share growth, development of our listings business, and better agent recruitment and retention.

OUR CONSUMER WEBSITE AND SERVICES

Our real estate services enable consumers to exercise more control over the home buying and selling process. We believe that the combination of an award-winning, information-rich web site and the knowledge and expertise of our local real estate sales professionals provides our customers with fast, responsive and transparent service. Our ZipAgents typically have or are gaining extensive market knowledge of the markets they serve and are active members of their local, state and national real estate and MLS associations. In addition, our website, www.ziprealty.com, provides a step-by-step approach to guide clients through the home buying and selling process. Our website and agent platform software is proprietary to us. We enhance our website by including information such as home listings, neighborhood attributes, newly built home listings, school district information, comparable home sales data, maps and driving directions, and user-generated content that we obtain from local MLSs and other third party providers. We also provide our clients the ability to access comprehensive home listings data on the ZipRealty application for iPhone.

Access to comprehensive MLS home listings data

We offer individuals who register on our website access to comprehensive available home listings data, including pictures, from the local MLSs in the markets in which we operate. As active members of the MLSs in the markets we serve, we organize the data from each MLS database and provide it directly to consumers on our website. Unlike many real estate websites, we show listings from all broker participants in the MLSs, not just our own listings. We update this data frequently, at least once a day and, for most of our markets, multiple times daily. Our website is password protected, so individuals are able to access comprehensive home listing data only if they provide basic registration information, agree to our terms of use and then return to our site to input a code that we email to them at the time of their registration. Consumers can search for homes based upon numerous criteria, including city, zip code, price, square footage, number of bedrooms and bathrooms, map geography, school district, distance from a specified address, and other characteristics and amenities such as lot size, whether a home has a fireplace or central air conditioning, and numerous other features. We do not show information from the MLS databases that relates to homeowners who have opted out of the Internet display of their home listing information, or information that is marked as confidential, such as information relating to home security.

ZipNotify

One of our most popular consumer website tools is called ZipNotify, which allows consumers to receive an automatic email notification each time a property that meets their desired search criteria is made available on the local MLSs. Since we update our listings information at least once per day in each market, our registered users are able to learn about new listings in a timely manner, usually within 24 hours. In markets that are characterized by short supply, we believe this tool provides our clients a competitive advantage over other consumers, who might have to wait for their agent to learn about the listing and then contact them with the information. The ZipNotify tool is also interactive: with one click the consumer can login to see more detailed information on the home, schedule a visit with one of our ZipAgents to see the home, or send an email to one of our ZipAgents requesting more information about the property. Our number of ZipNotify messages has grown steadily, and averaged over 41.2 million per month in 2009 compared to over 30.8 million per month in 2008, over 20.8 million per month in 2007 and over 16.1 million per month in 2006.

Neighborhood data and related compelling content

Our system is designed to provide consumers with access to a broad range of information, in addition to the MLS data, about their potential home without having to rely on an agent or other party to provide that information to them. Consequently, our website includes several tools to help our clients educate themselves during the process, including relevant neighborhood data such as population, comparable home sales, average income, education level, occupation mix, cost of living, crime statistics, weather, school district information, maps and driving directions. The website displays compelling spatial information, including school district boundaries, neighborhood boundaries and parcel boundaries, in addition to mapping contextually relevant information such as schools, transit stations and businesses.

Online images and virtual tours

We believe that one of the principal attractions of the Internet for consumers who are researching homes is the ability for consumers to view images of available homes. For our seller clients, we offer virtual home tours and photos of our home listings at no additional cost. For our buyer clients, in addition to the customary single photo, in select markets we have the ability to post multiple property photos from the local MLSs, giving clients a more robust search experience. This enables home buyers to better research homes before deciding whether to visit them.

Schedule visits

We try to make it as easy and convenient as possible for our buyer clients to schedule visits of properties they would like to see. All our clients need to do is click on a button when viewing information about a home on our website and enter in their phone number and what days and times they would prefer to see the home. We then contact the listing agents and organize the visits. Alternatively, our clients can contact their ZipAgent by telephone or email to schedule a visit.

Home offers

While the vast majority of clients prefer to make offers through their ZipAgent, some clients like the convenience and speed of submitting their offers online. We provide this capability through our website by allowing clients to input all of the relevant information into our offer form. We then fill out the appropriate paperwork and obtain signatures from, and submit the offer on behalf of, our clients.

ZAP SALES SYSTEM

Our sales system, known as ZAP, is used by all of our employee agents, as well as our independent contractor agents in New York who choose to use it. ZAP is our proprietary web-based agent platform and customer relationship management system and it is deeply integrated with our website. This deep integration provides the data and information required to methodically prioritize agent workflow and to drive fast, relevant and responsive service to our clients. ZAP systematically integrates and records consumer contact information and website behavior, ZipAgent behavior and transaction information into a common Oracle-based platform. ZAP records relevant consumer behavior such as logon frequency and times, specific homes viewed and printed, searches made by clients, requested visits to view homes and online offers. The system also records and organizes all relevant agent activities. For example, ZAP records the frequency and length of ZipAgent logins and automatically captures and stores all ZipAgent email communications, organized by client. We require our employee ZipAgents to input into ZAP summary information about all client phone calls, visits conducted and offers submitted and accepted.

We use the data collected by ZAP to manage more effectively our employee ZipAgents to verify each is working diligently, productively and in our clients’ best interests. The system also incorporates proprietary CRM tools that allow ZipAgents to manage their databases of clients. For example, one tool uses predictive behavior to help our ZipAgents identify those clients who are likely to need their services in the near term. ZAP also has an array of real-time management reports, which gives our management detailed visibility into daily business activity. Finally, ZAP includes automated closing checklists and tools that allow our employee ZipAgents and closing service managers (who manage transactional documentation) to efficiently handle the closing of multiple transactions. We believe that ZAP enables our agents who use the system to be more productive and enhances the level of service they provide to our clients.

ZIPAGENTS

We believe that we are one of the few residential real estate brokerages that engages most of its agents as employees rather than as independent contractors. Independent contractors work under minimal management supervision, including supervision regarding how well they service clients. In contrast, our predominantly employee-based model allows us actively to manage and train our employee ZipAgents and hold them accountable for their activities and client service levels.

In February 2010, we implemented an independent contractor agent model in our New York market. This model is a significant departure from the employee model in our other markets because independent contractor agents are not subject to the management oversight applied to employee agents. We hope to leverage other aspects of our model such as our technology and website to provide excellent customer service to our New York clients, and to enable independent contractor agents in New York to be productive and successful.

Compensation structure

We offer our employee ZipAgents a compensation package that we believe is attractive compared to that offered by traditional brokerage firms. Our employee compensation package includes:

•

Commissions. As is customary in the real estate brokerage industry, ZipAgents earn a portion of the commissions they generate for us, which is known as their split. Our commission splits to ZipAgents typically vary based on productivity and tenure. In Nevada, in keeping with the laws of that state, we pay our ZipAgents minimum wage offset against future commissions, and overtime subject to prior manager approval.

•

Expense reimbursement. All California and other eligible employee ZipAgents (including, where applicable, ZipAgents who have met certain levels of productivity) receive expense reimbursement. This reimbursement covers many expenses typically related to their business, such as automobile usage, cell phone usage and Internet connectivity.

•

Company-paid marketing expenses. In the traditional independent contractor model, agents are typically responsible for covering all of their own marketing expenses, including lead generation costs, advertising and marketing costs associated with selling homes, and the costs of producing collateral materials. In our model, we cover these costs for our employee ZipAgents.

•

Benefits. One of the advantages of our employee-based model for our ZipAgents is that we provide a broad array of benefits that are uncommon in the real estate brokerage industry, including company-sponsored health, welfare and 401(k) plans, subject to meeting certain tenure requirements. In addition, employee ZipAgents have the ability to earn stock options in connection with certain performance levels.

Recruiting and training

At December 31, 2009, our recruiting and training team was composed of three corporate office recruiting/training personnel plus 37 recruiters and nine trainers serving our market level operations. Our market level recruiters are dedicated solely to identifying and qualifying prospective ZipAgents and our trainers are involved in comprehensive training programs both for new ZipAgents as they join us and for existing ZipAgents on an on-going basis. Training content is available through multiple channels, including webcasts and live presentations during weekly sales meetings. Employee ZipAgents complete a series of training modules with their manager and other local resources during their first several weeks of employment and are also frequently paired with seasoned ZipAgents for additional in-the-field training. Besides a brief orientation training regarding compliance and document submission, training is optional for independent contractor ZipAgents.

CLIENT ACQUISITION

We want our ZipAgents to focus on providing high-quality client service, rather than finding their next client. Accordingly, for our employee ZipAgents, as well as our independent contractor agents in New York who so desire, we provide leads for clients who are actively searching on our website for properties, or are selling properties in their sales territories. We attract these clients through word of mouth, company press coverage and advertising. In 2009 we attracted approximately 41% of our leads directly to our website, which involved no direct acquisition costs. We currently have contractual relationships with over 45 Internet publishers. The majority of our lead source agreements are in the form of non-exclusive, short-term agreements (one year or less) that are generally terminable on little or no notice (60 days or less) and with no penalties. In 2009, three independent lead sources generated 10% or more of our leads. HomeGain, Inc. generated approximately 15% of our leads, Google represented approximately 14% of our leads and Trouve represented approximately 10% of our leads during the year. HomeGain competes with us for online customer acquisition.

PRODUCT DEVELOPMENT AND ENGINEERING

At December 31, 2009, our technology team was composed of 41 employees, including a product development team, software engineers, database and data center engineers and a data acquisition team. Our technology team focuses on enhancing and improving our existing technology as well as developing new proprietary tools.

Our technology team is responsible for maintaining property listings data through our over 60 MLS memberships. In order to provide the most comprehensive and timely data available, we download MLS data seven days a week, and for most MLSs, multiple times per day. Currently, we provide information on approximately 1.0 million homes in our searchable database in the markets we serve. To provide our consumers with a more complete understanding of homes and neighborhoods, we combine data from the MLSs with additional local information from other data sources, which we license on a non-exclusive basis.

Our product development team is responsible for fulfilling all product requirements on both our consumer website and the ZAP sales system. This team generally internally releases software updates approximately once per quarter. As part of our development process, the product development team works with users to identify feature enhancements that will provide a better consumer experience, increase ZipAgent productivity and enhance management oversight capabilities. Our system is not dependent on a client’s computer configuration, working with all principal Internet service providers and Internet browsers. Our system is Java-based and uses commercially available hardware and proprietary database technology based on an Oracle platform, making it highly scalable. Our application server is compliant with relevant industry standards.

We serve our clients from a third party co-location facility. In January 2009, we moved our primary facility from Sunnyvale, California, which is operated by Qwest Communications, to Aurora, Colorado, which is operated by ViaWest. The facilities are secured by around-the-clock guards and biometric access screening and are equipped with back-up generators, redundant HVAC and Internet connectivity.

REGULATORY MATTERS

The real estate industry is highly regulated. In the conduct of our business, we must monitor and comply with a wide variety of applicable laws, rules and regulations of both the government and private organizations.

Government regulation

The most extensive regulations applicable to our business are at the state level and are typically overseen by state agencies dedicated to real estate matters. However, the residential real estate industry is also regulated by federal and local authorities.

State regulation. Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license

(although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. In each of the 22 states and the District of Columbia where we currently have operations, we have designated one of our officers as the individually licensed broker and, where applicable, we hold a corporate real estate broker’s license.

Payment of rebates or credits to real estate purchasers of the type we offer are permitted in most, but not all, states. In addition, some states have enacted legislation similar to (and in some cases more restrictive than) the federal legislation discussed below.

Federal regulation. In addition to state regulations, several federal laws and regulations govern the real estate brokerage business. The applicable federal regulations include the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, and federal fair housing laws. RESPA, as applicable to us, is intended to provide for more effective advance disclosures to home buyers and sellers of settlement costs and the elimination of kickbacks or referral fees that tend to increase unnecessarily the costs of certain settlement services. While RESPA has broad-reaching impact on a variety of services associated with the purchase or sale of real estate, including lending, title insurance and other settlement services, its principal application to the real estate brokerage business is to restrict payment of referral fees or the inappropriate splitting of fees (including through arrangements designed to disguise any such illegal payments as legitimate marketing fees), and to require additional consumer disclosures. Generally, it is illegal under RESPA to pay or receive a referral fee or other non-service-related fee, kickback or anything of value in a real estate transaction involving a federally related mortgage loan for the referral of business. RESPA generally restricts us to the receipt of, or payment for, the reasonable market value of services, goods or information actually and permissibly provided in the settlement of such transactions. While RESPA does not prohibit us from entering into legitimate marketing relationships, it does limit the type of business relationships that we can enter into for acquiring client leads or otherwise, as well as the referral of clients to other service providers. RESPA also limits the manner in which we can provide other services to our customers. Federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers, which affects our opportunities to solicit new clients.

Local regulation. Local regulations also govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.

Federal and state labor regulation. In addition to the real estate regulations discussed above, we are subject to federal and state regulations relating to our employment and compensation practices. For our ZipAgents in New York, who are classified as independent contractors, we are subject to Internal Revenue Service, Fair Labor Standards Act and state law guidelines as they apply to this classification. For our other ZipAgents, who are classified as employees, we are subject to the Fair Labor Standards Act, U.S. Department of Labor regulations and state laws concerning the compensation of employees.

Federal laws and most state laws contain an exemption from their overtime and minimum wage provisions for “outside salespersons.” These exemptions are applied on a case-by-case basis in light of the specific duties performed by an individual, and they are subject to judicial and agency interpretation and legislative change. Where these exemptions are available, we classify our ZipAgents as outside salespersons who meet these exemptions because their duties consist of working in the field selling residential real estate. However, the state of Nevada has enacted legislation that preempts the outside salesperson exemption that is otherwise available under federal law. Accordingly, we pay our ZipAgents in Nevada minimum wage offset against future commissions, and overtime subject to prior manager approval.

Other states have compensation laws that provide greater benefits to employees than federal law. For example, some states, including California, require the reimbursement of employee expenses regardless of the terms of any employment contract. To address these laws, we have adopted different compensation practices in these states than we use elsewhere.

Third-party rules

In addition to governmental regulations, we are subject to rules established by private real estate trade organizations, including, among others, local MLSs, NAR, state Associations of REALTORS®, and local Associations of REALTORS®. The rules of the various MLSs to which we belong vary, and specify, among other things, how we as a broker member can use MLS listing data, including specifying, in some cases, the use and display of this data on our website.

Additionally, we operate a virtual office website, or VOW, which is a password-protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. Pursuant to a final settlement agreement approved in November 2008 between NAR, the dominant trade organization in the residential real estate industry, and the U.S. Department of Justice, NAR was required to revise its VOW policy to prohibit NAR, and any NAR-affiliated MLS, from developing policies that unfairly target brokers that operate VOWs. In addition, NAR was required to revise its VOW policy to require that brokers that operate VOWs be treated the same as “traditional” brokerages that do not operate VOWs. Specifically, pursuant to the revised policy, brokers must be permitted to distribute the same listing information on a VOW as “traditional” brokers distribute by hand, fax or email, brokers may not opt-out from showing listings on VOWs, and NAR-affiliated MLSs are prohibited from restricting the listing information provided to VOWs. However, the settlement allows homeowners to opt-out of displaying their home listing information on the Internet, including on VOW and non-VOW websites. While we believe that this settlement and NAR’s new VOW policy have substantially reduced most efforts by the local boards and MLSs to restrict brokers from serving customers through a VOW, there is risk that local boards and MLSs may try to adopt or enforce unreasonable conditions on VOWs such as the one we operate.

NAR, as well as the state and local Associations of REALTORS®, also have codes of ethics and rules governing the actions of members in dealings with other members, clients and the public. We are bound to abide by these codes of ethics and rules by virtue of our membership in these organizations.

COMPETITION

The market for residential real estate brokerage services is highly fragmented at the national level, with no individual brokerage holding more than a 5% share, and the ten largest brokerages holding less than 9% collectively, in 2007, according to REAL Trends. However, the ten largest national brands that franchise individual brokerages accounted for a significant percentage of total brokered transaction volume, providing the potential for significant national and local influence. We compete with these brokerages at the local level to represent home buyers or sellers. Our larger competitors include Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker, Better Homes and Gardens and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT Incorporated owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We are also subject to competition from local or regional firms, as well as individual real estate agents.

We also compete or may in the future compete with various online services, such as LendingTree (which owns RealEstate.com), MarketLeader (formerly HouseValues, Inc.), HomeGain, Inc., Move, Inc. and its Realtor.com affiliate, Zillow and Yahoo! Inc., that also look to attract and service home buyers and sellers using the Internet. Move is affiliated with NAR, National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages. While these online services companies are intermediaries providing lead referrals and are not full-service brokerages like us, we compete with these companies to attract consumers to our website.

In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. Also, a growing number of discount firms cater exclusively to clients who are looking for reduced service levels as well as for-sale-by-owner services.

We believe that the key competitive factors in the residential real estate segment include the following:

•	quality of the home data available to clients;

•	quality of the agents, including ability to attract, retain and manage quality agents;

•	level of responsiveness to clients;

•	client’s ability to control the home purchase and home sale process;

•	local knowledge;

•	level of commissions charged to sellers or incentives provided to buyers;

•	ease of product usability; and

•	overall quality client service.

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

SEASONALITY

The residential real estate market traditionally has experienced seasonality; please see Item 1A of this report under “Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.”

EMPLOYEES

At December 31, 2009, we had 3,346 employees. Of this total, 3,085 were licensed ZipAgents, 144 were district directors or field support personnel and 117 were corporate employees. We consider our employee relations to be good.

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 1, 2010:

Name	Age	Position
Joseph Patrick Lashinsky	42	Chief Executive Officer, President and Director
Charles C. (Lanny) Baker	43	Executive Vice President and Chief Financial Officer
William C. Sinclair	60	Executive Vice President, Operations and Business Development
Genevieve C. Combes	42	Senior Vice President, Technology and Operational Strategy
David A. Rector	63	Senior Vice President, Controller and Chief Accounting Officer
Robert J. Yakominich	53	Senior Vice President, Sales
Joan L. Burke	57	Vice President, Human Resources
Samantha E. Harnett	34	Vice President, General Counsel and Secretary

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

Samantha E. Harnett has served as our Vice President, General Counsel and Secretary since November 2009. From April 2008 to November 2009, Ms. Harnett served as our Vice President, Assistant General Counsel and Assistant Secretary. From April 2007 to April 2008, Ms. Harnett served as our Assistant General Counsel and Assistant Secretary. From May 2005 to April 2007, Ms. Harnett served as our Legal Counsel. From August 2003 to May 2005, Ms. Harnett practiced in the areas of litigation and employment law at Wilson Sonsini Goodrich & Rosati, P.C. Ms. Harnett holds a Juris Doctor degree from the Santa Clara University School of Law and a Bachelor of Arts degree in psychology from California State University, Chico.

Item 1A.	Risk Factors:

RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have experienced net losses in recent quarters and expect to incur losses in the future.

We have had a history of net losses from our inception in January 1999 through the first half of 2003 and at December 31, 2009 had an accumulated deficit of $93.4 million. While we were profitable in several quarters from 2003 through 2006, we have experienced quarterly net losses since then. If we do not become consistently profitable, our accumulated deficit will grow larger, and we could require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. We cannot guarantee that our revenues will increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

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

Innovation has been critical to our ability to leverage our costs while competing against other brokerages for clients and agents. For example, we have been at the forefront of brokerages in embracing the Internet by operating a virtual office website, or VOW, which reduces our need for office space and facilitates the transaction of business away from an office. We have also been at the forefront of managing lead acquisition costs by employing technology designed to promote efficient lead utilization, by using a centralized lead acquisition and distribution function, and by attracting consumers directly to our site for those areas where we operate. As others follow our practices or develop their own innovative practices, and as customers increasingly gain options for online real estate information and services, our ability to leverage our costs to achieve profitability may erode. For example, certain other brokerages, media companies, Multiple Listing Services, or MLSs, and the National Association of REALTORS®, or NAR, operate competing websites and are increasingly using the Internet to market to potential customers throughout the United States. Customers may not distinguish or value the benefits of our website and technology offerings as compared against these competing offerings. Such organizations could also build applications or offer products, including home listings and related information, that attract online traffic away from our website. In particular, NAR is in the process of developing a nation-wide MLS, which could significantly divert potential customers away from our website. Such organizations could devote substantial resources to dominating social media and online advertising, which would also impair our ability to attract website traffic. If our advantage in attracting website traffic erodes, our need to purchase leads from third parties will increase, thus increasing our costs. If we do not remain on the forefront of innovation to leverage our costs effectively while competing for clients and agents, we may not be able to achieve profitability.

If we do not adapt to changes in technologies and practices relating to the nature and use of information, our operating results could suffer.

We believe that we rely more heavily on technology than traditional “bricks and mortar” brokerages to gather, store, evaluate and communicate information, including our efforts to generate leads via the Internet, to prioritize leads, to communicate with agents via our ZAP agent platform, and to service customers, including by providing online access to comprehensive MLS listings. To continue to perform those functions effectively, we will need to adapt to changes in technologies and practices concerning the nature and use of information. For example, we will need to adapt our website and our ZAP agent platform to be compatible with new Internet and mobile access tools. We may need to adapt our approach for generating website traffic to address evolving customer interests, for example, a greater interest in social websites, in local neighborhood information, or in alternative media. We may need to adapt our technology or change our practices to address new Internet regulations, as well as new “spam” filters that incorrectly treat our emails to clients as unsolicited materials and block them. We must constantly modify our technology to successfully interact with each independent MLS in order to maintain access to that MLS’s home listings information. In addition, if the current practice of listing homes for sale on individual MLSs is challenged or replaced by a competing system, such as nation-wide MLS system being developed by NAR, we will need to adapt to that change to continue operating our business. Some of our competitors may respond more quickly to new or emerging technologies and practices relating to the nature and use of information. If we cannot make such adaptations quickly so as not to erode our competitive advantages in attracting clients and agents, or we do so in a manner that increases our expenses without a related increase in revenues, our operating results could suffer.

Our business practices are heavily regulated, and we may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations.

Our business practices are heavily regulated by numerous federal, state and local authorities, as well as the standards of private trade associations to which we belong. These regulations and standards are discussed in more detail in Item I of Part I of this report under “Regulatory Matters.” In addition to the employment and compensation regulations discussed in the following risk factor, the laws, rules and regulations that apply to our business practices include the following:

•	State real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses;

•	The federal Real Estate Settlement Procedures Act, the federal Fair Housing Act, and federal advertising and other laws, as well as comparable state statutes;

•	Rules of trade organization such as NAR, local MLSs, and state and local AORs;

•	Licensing requirements and related obligations that could arise from our business practices relating to the provision of core services;

•	Privacy regulations relating to our use of personal information collected from the registered users of our website;

•	The Federal Trade Commission Act and similar state laws that prohibit unfair and deceptive business practices with consumers;

•	Laws relating to the use and publication of information through the Internet; and

•	State laws that restrict or prohibit our payment of rebates.

Because our business practices are heavily regulated, maintaining legal compliance is challenging and increases our costs, and we must continually monitor our business practices for compliance with applicable laws, rules and regulations. We may not become aware of all the laws, rules and regulations that govern our business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance. If we fail, or are alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, we could be subject to lawsuits and administrative complaints and proceedings, and we could incur significant defense costs, settlement costs, damages and penalties for non-compliance. We could also have our business licenses suspended or revoked, have our business practices enjoined, or be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct business in any or all of our markets. Any such events could also damage our reputation and impair our ability to attract clients and agents without increasing our related costs. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to protect us from all liability that we may incur. In addition, if we cannot in the future obtain and maintain all of the regulatory approvals and licenses we may need to carry on our business as we choose, our ability to conduct business may be harmed. Further, any lobbying or related activities we undertake in response to current or new regulations could substantially increase our operating costs.

We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations concerning our employment and compensation practices.

In addition to the regulations discussed in the previous risk factor, we are subject to laws, rules and regulations relating to our employment and compensation practices. In New York, our agents are independent contractors, and, like most brokerages, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. Outside of New York, our ZipAgents are employees, and because this practice is rather unusual in our industry, we are subject to related regulations that may not apply to traditional brokerages. We must reimburse the business expenses of our employee agents, and in some states, including California, this obligation cannot be waived or limited by contract. We classify employee ZipAgents as exempt from federal and state regulations regarding overtime and minimum wage payments because their duties, which consist of working in the field selling residential real estate, are designed to qualify for the “outside sales exemption” under the terms of the Fair Labor Standards Act and various state laws. However, state law in Nevada prohibits application of the federal outside sales exemption for employees in that state and thus, in Nevada, we must pay our employee agents minimum wage and overtime pay.

These employment and compensation regulations are subject to judicial and agency interpretation as well as legislative change. Accordingly, there is no assurance as to how long current regulations will remain in place. In addition, as to any individual ZipAgent, in the event his or her duties become different than those currently assigned and contemplated, it might be determined that the outside sales exemption is inapplicable to that agent, or in the case of independent contractor ZipAgents, that the independent contractor classification is inapplicable. Further, in the event that legal standards for classification of agents as outside salespersons or independent contractors change or appear to be changing, it may be necessary to modify the ZipAgent compensation structure in some or all of our markets, including by paying additional compensation or reimbursing additional expenses. Also, if our compensation, reimbursement or classification policies and practices are challenged, such as through the lawsuit described in Item 3 of Part I of this report, we could incur substantial costs, penalties and damages, including back pay, unpaid employee benefits, taxes, expense reimbursement and attorneys’ fees. For example, when our former agent compensation and expense reimbursement policies were challenged in class action lawsuits filed against us from 2005 through 2007, we incurred material litigation and settlement costs and modified our expense reimbursement policies, as described in our reports filed previously with the Securities and Exchange Commission. Any of these outcomes could result in substantial costs to us, could significantly impair our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract clients and agents.

Our agent value proposition is uncommon in the industry, and if agents do not understand this proposition or value its attributes, whether in its current form or as we may test or implement changes to it, we may not be able to attract, retain and incentivize agents.

Unlike most of our competitors, our agents are typically employees and not independent contractors. Through this practice, we incur costs for our agents that traditional real estate brokerages do not, including costs relating to employee benefits, expense reimbursement, centralized customer lead acquisition, training and transactional support. Also, as permitted by law, and unlike most of our competitors, we provide rebates and discounts to our clients. Because of these costs, our agents generally earn a lower per transaction commission than traditional agents. Our lower commission split may be particularly unattractive to certain higher performing agents. Also, because our model is uncommon in our industry, agents may not understand or appreciate its value proposition. In addition, agents may not appreciate the modifications to our agent compensation model that we may test and implement from time to time. If agents do not understand our employee compensation model, or do not perceive it to be more valuable than the traditional independent contractor model used by most of our competitors, whether through the provision of leads, training, support, employee benefits, expense reimbursement, more opportunities to close transactions or otherwise, we may not be able to attract, retain and incentivize them to grow our revenues without significantly increasing our commission splits or other costs, which would reduce our gross margins.

Our efforts to grow local market share, including by building our listings business, will face intense competition, and we cannot guarantee that these efforts will be successful or profitable.

The residential real estate industry is intensely competitive and highly fragmented. To capture and retain market share, we must compete successfully against other brokerages not only for large numbers of clients, but also for large numbers of agents in our headcount-intensive growth model. Because the market is highly fragmented and brokerage fees are variable, competitors may reduce fees to attract business. In addition, many of these brokerages have valuable relationships, innovative models, or access to greater resources than we do. Many of our markets are composed of entrenched brokerages with superior local referral networks, name recognition and perceived local knowledge and expertise. These attributes give these brokerages an advantage in agent recruitment and retention, in attracting clients, and in building their listings business. Many brokerages also have more experience than us in acting as listing agents, as we have traditionally focused on clients looking to buy homes (with buyers representing 93% of our transactions in 2009). Some of our competitors with greater resources may be able to undertake more extensive marketing campaigns or to better withstand price competition in a market. Unless we can develop the relationships, reputation, expertise and personnel to compete with these brokerages without reducing our prices or increasing our agent compensation, we may not be able grow our listings business, attract buyers, or attract and retain agents as needed to grow our market share profitably.

We derive a significant portion of our leads through third parties, and if any of our significant lead generation relationships are terminated, impaired or become more expensive, we may not be able to attract new clients and grow our business without a substantial increase in expenses.

We generate leads for our ZipAgents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. Our largest third-party lead source, HomeGain, Inc., which competes with us for online customer acquisition, generated approximately 15%, 19% and 21% of our leads during 2009, 2008 and 2007, respectively. We could lose a large lead supplier, whether through insolvency or otherwise. Also, state laws or NAR or MLS rules could make it more difficult or expensive for lead generators to provide us with sufficient leads. Should any of these events occur, or should leads otherwise become less available or more costly, we may not be able to obtain a sufficient number of leads to attract new clients and grow our business without a substantial increase in expenses.

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

A key component of our business strategy is to attract clients directly to our website, thereby increasing our client base and reducing our need to purchase leads from third parties. To do so, through our website, we offer clients access to, and the ability to search, real estate listings posted on the MLSs in the markets we serve, as well as related neighborhood information and maps. Our ability to display this information is subject to agreements with third parties, which may or may not be available on acceptable terms in the future. Those third parties operate their own technology platforms, and we may be unable to interoperate with those platforms cost-effectively or at all. Further, we could lose access to that information in the event of a systems failure or a dispute with those information providers. In addition, our ability to provide Internet access to home listings information could be diminished if increasing numbers of homeowners opt-out of providing their home listings information on the Internet, which is permitted by the rules of many MLSs, including those affiliated with NAR. Also, NAR is in the process of developing a nation-wide MLS, which could significantly change the current practice of listing homes for sale on individual MLSs. It is too soon to tell whether this new model will impair the home listings information we make available on our website, or the perceived value of that information. Should any such event occur, we expect that our website and services would become less attractive to potential clients, our ability to attract and service clients would be harmed, and we would likely need to purchase additional, and more costly, leads from third parties, increasing our expenses.

Our customer value proposition includes rebates, and we may lose a competitive advantage in attracting consumers if we cannot or choose not to provide them.

Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Where permitted by law, we provide our home buyer clients a cash rebate at closing. Our willingness to provide rebates is subject to a number of considerations, including their perceived value by our buying clients, which could be impaired by changes in mortgage-related rules, regulations, or practices, including those of state or Federal agencies, government-sponsored agencies, or lenders. Also, the laws of some states restrict or prohibit our ability to provide rebates or share commissions with clients who are not licensed real estate agents. In such states in which we currently operate, we have needed to modify our pricing and rebate model to comply with those laws, and we may need to make additional adjustments should we decide to expand into additional states. We cannot predict whether alternative approaches will be cost effective or attractive to prospective clients. If we determine not to offer rebates in any or all of our markets for these or other reasons, our ability to attract customers may be impaired.

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

To date, our business has been conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, we derived approximately 33% and 37% of our net transaction revenues in the State of California in 2009 and 2008, respectively. Our geographic concentration makes us as a whole more vulnerable to the effects of forces and events beyond our reasonable control, such as regional disasters including earthquakes, harsh weather, economic or market conditions, or other events outside of our control, such as shifts in populations away from markets that we serve, or terrorist attacks. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically. In addition, our headquarters is located in California in the San Francisco Bay region, which is known for earthquakes. A disaster in this region could interrupt our financial functions and impair access to internal systems, documents and equipment that are critical to the operation of our business.

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

OTHER RISKS RELATED TO OWNERSHIP OF OUR COMMONSTOCK

The trading price of our stock has been, and may continue to be volatile.

The trading price of our common stock may fluctuate widely. For example, our closing stock price on The NASDAQ Stock Market for the 52 weeks ended March 1, 2010 ranged from a low of $2.01 to a high of $5.00. Many factors can cause stock price fluctuation, some of which are beyond our control. These factors include, among others, the risks identified above, as well as the following factors:

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

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own a significant percentage of our outstanding common stock, totaling over one-third as of March 1, 2010. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

On January 22, 2010, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Elizabeth Williams v. ZipRealty, Inc., et al., by a former employee agent of the Company. The complaint seeks monetary relief and alleges, among other things, that the Company’s practice of classifying agents as exempt employees pursuant to the “outside salesperson” exemption under California law, and compensating agents accordingly, violates applicable law regarding the payment of minimum wages and overtime. The Company filed a counter claim against Plaintiff Elizabeth Williams alleging, among other things, that Ms. Williams engaged in conduct violating her employment agreement with ZipRealty. While the Company is in the initial stages of investigating the specific allegations in this complaint, it strongly disputes these claims and intends to vigorously oppose this lawsuit.

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

Item 4.	Reserved

PART II

Item 5.	Market for Our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market information

Our common stock began trading on The NASDAQ Stock Market under the symbol “ZIPR” on November 10, 2004. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by The NASDAQ Stock Market:

	High	Low
2008 Calendar year
First Quarter	$6.02	$4.85
Second Quarter	$5.28	$3.94
Third Quarter	$4.59	$3.75
Fourth Quarter	$4.19	$2.15
2009 Calendar year
First Quarter	$2.99	$2.01
Second Quarter	$3.33	$2.50
Third Quarter	$4.29	$2.60
Fourth Quarter	$4.18	$3.42

As of March 1, 2010, we had approximately 93 common stockholders of record and a substantially greater number of beneficial owners.

Stock Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of ZipRealty under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following performance graph compares the percentage change in the cumulative total stockholder return on shares of our common stock with the cumulative total return for:

•	the AmEx Interactive Week Internet Index (our Peer Group Index), and

•	the Total Return Index for The NASDAQ Stock Market (U.S. and Foreign).

This comparison covers the period from November 10, 2004 (the first day of trading after the effectiveness of the registration statement for our initial public offering) to December 31, 2009 (the last trading day in our fiscal year 2009). It assumes $100 was invested on November 10, 2004 in shares of our common stock, our peer corporations and The NASDAQ Stock Market, and assumes reinvestment of dividends, if any.

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

Date	ZipRealty	Peer Group	Total NASDAQ Returns
November 10, 2004	100.00	100.00	100.00
December 31, 2004	109.63	108.70	106.92
December 30, 2005	51.66	110.09	108.39
December 29, 2006	45.95	125.80	118.71
December 31, 2007	34.36	145.33	130.36
December 31, 2008	16.26	84.58	77.51
December 31, 2009	23.07	147.86	111.53

The stock price performance shown on the graph is not necessarily indicative of future price performance. Our closing stock price on March 1, 2010 was $4.93.

Dividend policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data:

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data	(In thousands, except per share data)
Net transaction revenues	$120,738	$105,427	$101,100	$92,659	$91,082
Marketing and other revenues	2,392	2,023	2,762	2,728	2,323

Net revenues	123,130	107,450	103,862	95,387	93,405

Operating expenses:
Cost of revenues	72,197	62,702	58,613	52,166	51,122
Product development	9,429	8,678	7,320	5,775	3,034
Sales and marketing	41,881	40,571	38,256	30,910	24,855
General and administrative	13,405	12,789	15,409	13,461	9,204
Litigation (recovery), net	—	(1,355)	3,550	—	4,164

Total operating expenses	136,912	123,385	123,148	102,312	92,379

Income (loss) from operations	(13,782)	(15,935)	(19,286)	(6,925)	1,026

Other income (expense):
Interest income	718	2,518	4,401	3,907	2,741
Other income (expense), net	1	75	1	(16)	(14)

Total other income (expense), net	719	2,593	4,402	3,891	2,727

Income (loss) before income taxes	(13,063)	(13,342)	(14,884)	(3,034)	3,753
Provision for (benefit from) income taxes	(171)	—	—	17,560	(16,714)

Net income (loss)	$(12,892)	$(13,342)	$(14,884)	$(20,594)	$20,467

Net income (loss) per share:
Basic	$(0.64)	$(0.64)	$(0.66)	$(1.00)	$1.02
Diluted	$(0.64)	$(0.64)	$(0.66)	$(1.00)	$0.82
Weighted average common shares outstanding:
Basic	20,242	20,917	22,586	20,542	20,089
Diluted	20,242	20,917	22,586	20,542	25,080

Effective January 1, 2006, we adopted the provisions of the new accounting standard requiring stock-base compensation to be recognized based on the grant date fair value of the shares awarded.

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data	(In thousands)
Cash, cash equivalents and short-term investments	$44,134	$49,389	$80,467	$88,808	$88,909
Working capital	38,028	45,581	72,314	83,794	84,047
Total assets	52,392	59,967	90,819	98,357	113,953
Total long-term liabilities	327	441	503	513	38
Total liabilities	10,762	9,316	13,093	10,488	10,172
Total stockholders’ equity	$41,630	$50,651	$77,726	$87,869	$103,781

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

OVERVIEW

General

We are a leading full-service residential real estate brokerage that uses an innovative combination of a comprehensive online presence, robust proprietary technology and knowledgeable local agents in the field to offer our clients fast, responsive and transparent service. Our award-winning, user-friendly website gives our users access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information and tools. Our proprietary technology, including our agent productivity platform, helps us to increase agent efficiency and reduce costs, allowing us to pass on significant savings to consumers as permitted by law.

We have grown our business rapidly since our inception in 1999. By 2009, we ranked as the 9th largest residential real estate brokerage in the nation by annual transaction volume, accordingly to REAL Trends. Also in 2009, our website received more traffic than any other residential real estate brokerage in the nation, according to Hitwise. As of March 1, 2010, we had wholly owned operations in 35 major markets serviced by our team of over 3,000 local, licensed sales agents, and we had approximately 2.6 million active registered users who had accessed our website within the last year. All of our markets were opened prior to 2009 with the exception of Portland, which we opened in April 2009. Depending on market conditions and other criteria, we may consider entering additional markets in the future.

We typically share a portion of our commissions with our buyer clients in the form of a cash rebate, and typically represent our seller clients at fees below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers. In the Oregon portion of our Portland market (which serves portions of both Oregon and Washington), the payment of cash rebates is not currently permitted by law, so we have adjusted our value proposition for our buyer clients by offering an enhanced client satisfaction guarantee. In New Jersey, the payment of cash rebates became permissible in January 2010, and accordingly we have commenced offering cash rebates to our buyer clients in New Jersey.

Our agents are typically employees. However, in February 2010, we ceased to employ agents in New York, and instead engaged agents as independent contractors in that state. Through that modified business model, we hope to deliver excellent customer service and enable independent contractor agents to be productive and efficient with minimal management oversight. We currently do not have plans to make a similar change in other markets, although we continually evaluate all aspects of our business and operational model and could make similar or different changes in other markets in the future.

Our net revenues are composed primarily of commissions earned as agents for buyers and sellers in residential real estate transactions, and we operate in one reportable segment. We record commission revenues net of any rebate (or, in New Jersey, net of charitable donation through April 1, 2009), or commission discount or transaction fee adjustment. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain marketing arrangements, such as with mortgage lenders to whom we provide access through the mortgage center on our website, who typically pay us a flat monthly fee that is established on a periodic basis, as well as from relationships with advertisers. For example, in the second quarter of 2009 we entered into a marketing agreement with Bank of America and completed the implementation of that agreement in all of our markets during the third quarter of 2009. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore our options for entering into additional marketing and other business arrangements for offering other services related to the purchase, sale and ownership of a home.

We believe that customer acquisition is one of our core competencies, and although the difficulty of acquiring a sufficient number of leads online could increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Because our aggregate transaction volume market share in our markets has averaged less than 1% historically, we believe that there is an opportunity to increase our market share and grow our business, even if the overall level of sales continue to decline due to macroeconomic conditions.

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We perceive that conditions such as tight lending criteria, record numbers of foreclosures (which, according to RealtyTrac, an online marketplace for foreclosure properties, reached their highest levels of all time during the third quarter of 2009), and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time. Although the federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit, there can be no assurance that these activities will have a positive and meaningful impact. Looking ahead into 2010, we currently believe that the health of the residential housing market will be significantly affected by the availability of credit, shadow inventory levels, and interest rates, all of which could be negatively impacted by high unemployment levels.

Current residential real estate market conditions. The residential real estate market remains volatile and unpredictable both nationally and regionally. While home sales in the fourth quarter of 2009 improved in all major regions of the country, bolstered by tax credits and historically low interest rates, home sales prices continued to decline nationally, as did the inventory of homes available for sale. Federal tax credit programs designed to encourage home buyers have been extended into 2010, but the expiration of these programs, and any future rise in interest rates in keeping with our current expectations, could deter future home buyers.

Current indicators of national market conditions include the following:

•

Volume: According to the National Association of REALTORS®, or NAR, existing home sales for the fourth quarter of 2009 rose 13.9% from the third quarter of 2009 and 27.2% from the fourth quarter of 2008, with sales rising above prior-quarter and prior-year levels in all major regions of the country. The increased demand for housing appears to have been fueled by a federal tax credit program for first-time homebuyers that had been set to expire on November 30, 2009; please see discussion below under “Fluctuations in quarterly profitability.” In addition, home buyers were also bolstered by low mortgage rates. According to Freddie Mac, the national average commitment rate for a 30 year conventional fixed-rate mortgage reached a record low in the fourth quarter of 2009.

•

Price: According to NAR, the median existing home sales price in the fourth quarter of 2009 was 4.1% lower than in the fourth quarter of 2008. However, the year-over-year decline in price continued to slow from previous periods, and the median existing home sales price in December 2009 actually rose 1.5% from the prior-year period, representing the first year-over-year price increase since August 2007. We believe that some of this price stabilization was caused by a shift in the transaction mix away from distressed properties, as discussed below, and any future shift in the transaction mix back towards distressed properties could have a negative impact on prices. In addition, we perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•

Inventory: According to NAR, in the fourth quarter of 2009, the total inventory of homes available for sale continued its 18-month decline. In December 2009, inventory decreased by 11.1% from December 2008 and reached its lowest level since March 2006. There is some evidence that this decrease may have been caused, in part, by changes in foreclosure practices that have resulted in “shadow inventory,” discussed below. As discussed below, we expect that more distressed properties may enter the market in 2010, which should increase inventory levels.

•

Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the fourth quarter of 2009, the percentage of our sales transactions composed of distressed properties was approximately 33%. This result was substantially less than the peak of 53% realized in the first quarter of 2009. However, we currently expect that this percentage may rise again in 2010. In particular, we believe that more distressed properties may enter the market as mortgage rates reset and as banks step up their efforts to sell their swelling pipeline of shadow inventory, as discussed below. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business in the foreseeable future.

•

Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. Shadow inventory can occur when lenders put REO properties (properties that have been foreclosed or forfeited to lenders) on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. This shadow inventory could dampen and delay the recovery of the residential real estate market as it is introduced into the market in future periods. It is difficult to assess the current volume of shadow inventory and its future impact on the residential real estate market. Recently, we have perceived a change in the handling by banks of distressed properties, whereby banks appear to be pursuing more short sales to avoid the foreclosure process. We believe this trend will continue through at least the remainder of 2010 due, in part, to the federal Home Affordable Foreclosure Alternatives Program, or HAFA, which is currently scheduled to run from April 5, 2010 through the end of this year. HAFA was designed to promote the use of short sales instead of foreclosures for certain borrowers by offering incentives to lenders and by streamlining the short sale process. If this trend towards short sales continues it should help reduce the backlog of shadow inventory as homes are introduced for sale on the market and become true inventory.

Fluctuations in quarterly profitability. We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors including seasonality, new market expansion, legal settlements, government activism and ongoing market challenges, including the tightening in the availability of home mortgage credit.

For example, in 2009, the federal government introduced a program to provide a tax credit of up to $8,000 to first-time home buyers, meaning, for this purpose, buyers who had not owned a home in the preceding three years. That program had been set to expire on November 30, 2009. We believe many first-time home buyers chose to accelerate their home purchases to take advantage of the credit before it expired, which bolstered our sales volume in November and its preceding months, but which cost us sales that otherwise would have closed in December 2009 or later.

In November 2009, before the tax credit program expired, the federal government extended and expanded the program. In its current form, the program offers a credit of $8,000 to first-time home buyers and up to $6,500 to repeat home buyers who have lived in their current home for five consecutive years in the past eight years. To take advantage of the current program, buyers must enter into a home purchase contract by April 30, 2010, and complete the purchase by June 30, 2010. Once again, we expect that this program will have a positive effect on our home sales volume in the first half of 2010, but will result in fewer sales than we otherwise would have closed in the second half of 2010, unless the program is extended or replaced. In addition, we expect that the program will be less effective in regions where income levels and home prices are relatively high, given that the size of the tax credit is phased out as income increases, and that the credit is not available when the home purchase price exceeds $800,000.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

Revenue recognition

We derive the majority of our revenues from commissions earned as agents for buyers and sellers in residential real estate transactions. We recognize commission revenues upon closing of a sale and purchase transaction, net of any rebate, commission discount or transaction fee adjustment, as evidenced when the escrow or similar account has closed and funds have been disbursed to all appropriate parties. We recognize non-commission revenues from our other business relationships, including marketing agreements, advertising, referral and other income, as the fees are earned from the other party. We recognize revenue only when there is persuasive evidence an arrangement exists, the sales price is fixed or determinable, the transaction has been completed and collectability of the resulting receivable is reasonably assured.

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

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities.

The accounting standard for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at December 31, 2009.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Statements of Operations Data	(In thousands, except per share amounts)
Net transaction revenues	$120,738	$105,427	$101,100
Marketing and other revenues	2,392	2,023	2,762

Net revenues	123,130	107,450	103,862

Operating expenses:
Cost of revenues	72,197	62,702	58,613
Product development	9,429	8,678	7,320
Sales and marketing	41,881	40,571	38,256
General and administrative	13,405	12,789	15,409
Litigation (recovery), net	—	(1,355)	3,550

Total operating expenses	136,912	123,385	123,148

Loss from operations	(13,782)	(15,935)	(19,286)

Other income (expense):
Interest income	718	2,518	4,401
Other income (expense), net	1	75	1

Total other income, net	719	2,593	4,402

Loss before income taxes	(13,063)	(13,342)	(14,884)
Provision for (benefit from) income taxes	(171)	—	—

Net loss	$(12,892)	$(13,342)	$(14,884)

Net loss per share:
Basic and diluted	$(0.64)	$(0.64)	$(0.66)
Weighted average common shares outstanding:
Basic and diluted	20,242	20,917	22,586

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
Statements of Operations Data	2009	2008	2007
Net transaction revenues	98.1%	98.1%	97.3%
Marketing and other revenues	1.9	1.9	2.7

Net revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	58.6	58.4	56.4
Product development	7.7	8.1	7.0
Sales and marketing	34.0	37.8	36.8
General and administrative	10.9	11.9	14.8
Litigation (recovery), net	—	(1.3)	3.4

Total operating expenses	111.2	114.9	118.4

Loss from operations	(11.2)	(14.9)	(18.4)

Other income (expense):
Interest income	0.6	2.3	4.2
Other income (expense)	—	0.1	—

Total other income, net	0.6	2.4	4.2

Loss before income taxes	(10.6)	(12.5)	(14.2)
Provision for (benefit from) income taxes	(0.1)	—	—

Net loss	(10.5)%	(12.5)%	(14.2)%

Comparison of the years ended December 31, 2009 and December 31, 2008

Other operating data

	Twelve Months Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
Number of markets (1)
Comparable existing markets	23	23	—
New markets	12	11	1

Total	35	34	1

Number of transactions closed during the period (2)
Comparable existing markets
Buyer representation	17,546	13,985	3,561	25.5%
Seller representation	1,345	974	371	38.1%

Total existing markets	18,891	14,959	3,932	26.3%

New markets
Buyer representation	3,858	2,042	1,816	88.9%
Seller representation	351	155	196	126.5%

Total new markets	4,209	2,197	2,012	91.6%

Total	23,100	17,156	5,944	34.6%

Average net revenue per transaction (3)
Comparable existing markets	$5,399	$6,376	$(977)	(15.3)%
New markets	4,452	4,571	(119)	(2.6)%
All markets	$5,227	$6,145	$(918)	(14.9)%

Number of ZipAgents at end of the period
Comparable existing markets	2,429	2,212	217	9.8%
New markets	656	604	52	8.6%

All markets	3,085	2,816	269	9.6%

(1)	Beginning with our Form 10-Q for the three months ended March 31, 2009, new markets are transferred to existing markets on January 1st following the completion of their first full two calendar years of operation. In our reports filed prior to that Form 10-Q, new markets were transferred to existing markets on January 1st following the completion of their first full calendar year of operation. Our Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first two full calendar years as of the end of 2008. Accordingly, these markets were moved to existing markets as of January 1, 2009 and are included in comparable existing markets for all periods presented.

The operations of our Westchester County, NY market (opened in December 2007) and our Long Island, NY market (opened in March 2008) were combined during 2009 and, therefore, are included as one market for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Phoenix, AZ
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	San Diego, CA
Boston, MA	Miami, FL	San Francisco Bay Area, CA
Chicago, IL	Minneapolis, MN	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Fresno/Central Valley, CA	Orlando, FL	Washington, DC
Greater Philadelphia Area, PA	Palm Beach, FL

New markets and the month opened:

Naples, FL		March 2007
Tucson, AZ		March 2007
Denver, CO		April 2007
Jacksonville, FL		May 2007
Salt Lake City, UT		July 2007
Richmond, VA		July 2007
Virginia Beach, VA		August 2007
Charlotte, NC		August 2007
Raleigh-Durham, NC		September 2007
Westchester County/Long Island, NY		December 2007
Hartford, CT		July 2008
Portland, OR		April 2009

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Net transaction revenues
Comparable existing markets	$101,999	$95,384	$6,615	6.9%
New markets	18,739	10,043	8,696	86.6%

Total	$120,738	$105,427	$15,311	14.5%

The increase in our net transaction revenues of $15.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to increases in net transaction revenues of $6.6 million in our existing markets and $8.7 million in our new markets.

The increase in net transaction revenues in our existing markets of $6.6 million or 6.9% was driven primarily by an increase in the number of transactions closed during the year of 3,932 or 26.3%, offset by a decrease in average net revenue per transaction of $977 or 15.3%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, an increase in the number of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

The increase in net transaction revenues in our new markets of $8.7 million was driven by an increase of 2,012 transactions closed during the period primarily from the ten new markets opened during 2007 and the two new markets opened in 2008. Average net revenue per transaction decreased by $119 or 2.6%.

We expect our net transaction revenues will increase for 2010 driven by an increase in the overall number of transactions in both our existing and new markets, offset by decreases in net revenue per transaction. The decrease in net revenue per transaction year over year is expected to result from a continuation of the factors impacting the year ended December 31, 2009: overall decreases in housing prices, increases in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, and ongoing pressure on the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements and advertising.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Marketing and other revenues
Comparable existing markets	$399	$388	$11	2.9%
New markets	75	35	40	112.4%
Corporate	1,918	1,600	318	19.9%

Total	$2,392	$2,023	$369	18.3%

The increase in corporate referral and other revenues was primarily attributable to fees from a mortgage services marketing agreement with Bank of America which commenced June 2009. This marketing services agreement replaced a previous agreement with E-LOAN which terminated October 31, 2008.

We expect our referral and other income will increase for 2010 attributable to full year results form the Bank of America agreement and as we explore our options for other marketing agreements and sources of residential real estate related services.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Cost of revenues
Comparable existing markets	$62,027	$57,307	$4,720	8.2%
New markets	10,170	5,395	4,775	88.5%

Total	$72,197	$62,702	$9,495	15.1%

The increase in cost of revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily related to the overall increase in net revenues on which we pay agent commissions.

Cost of revenues increased in our existing markets by approximately $4.7 million or 8.2% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Agent commissions and payroll taxes increased by $4.0 million or 8.8% primarily attributable to the increase in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $0.5 million or 4.4%. Amortization of internal-use software increased by approximately $0.2 million or 38.1%. Overall, cost of revenues as a percentage of existing markets net revenues increased by about 0.8 percentage points.

Cost of revenues increased in our new markets by approximately $4.8 million related primarily to the increase net revenue during the year. Agent commissions and payroll taxes increased by $4.1 million primarily attributable to the increase in net revenues on which these costs are based. Agent expense reimbursements and benefits increased by approximately $0.5 million primarily attributable to the increased number of agents. Amortization of internal-use software increased by approximately $0.1 million. Overall, cost of revenues as a percentage of new market net revenues increased by 0.6 percentage points. This increase in the cost of revenues percentage in new markets is expected as increasing numbers of ZipAgents achieve higher commission splits and benefits as the new markets mature.

We expect our cost of revenues for 2010 will increase in absolute dollars but remain relatively consistent as a percentage of net revenues.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Product development	$9,429	$8,678	$751	8.7%

The increase in product development expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due primarily to developing and enhancing features on our website, as well as supporting higher website volume and a new data site and consisted primarily of increases in salaries and benefits of $1.1 million partially offset by a decrease in depreciation of $0.4 million. As a percentage of net revenues, product development expenses decreased by 0.4 percentage points for the year ended December 31, 2009 compared to the year ended December 31, 2008.

We expect our product development expenses to increase in 2010 in absolute dollars but to decrease as a percentage of net revenues as we continue to grow our business and enhance our technology systems to improve our ZipAgents efficiency and enhance features on our website for consumers.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Sales and marketing:
Comparable existing markets	$25,387	$25,459	$(72)	(0.3)%
New markets	8,829	7,643	1,186	15.5%
Regional/corporate sales support and marketing	7,665	7,469	196	2.6%

Total	$41,881	$40,571	$1,310	3.2%

The increase in sales and marketing expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily related to growth in our new markets partially offset by the impact of cost control initiatives in all of our markets and regional/corporate support operations.

Sales and marketing expenses decreased in our existing markets by approximately $0.1 million principally attributable to increases in salaries and benefits of $0.2 million and facilities and operating related expenses of $0.2 million offset by decreases in travel of $0.1 million, depreciation of $0.1 million and customer acquisition and marketing costs of $0.3 million. As a percentage of existing market net revenues, existing market sales and marketing expenses were 24.8% in the current year compared to 26.6% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $1.2 million principally attributable to the current year reflecting a full year of operations for the two markets opened during 2008, as well as the expenses relating to opening one new market office during 2009. The increased expenses consisted primarily of customer acquisition and marketing costs of $1.1 million and a one time charge of $0.2 million attributable to merging the operations of two offices partially offset by a decrease in travel of $0.1 million. As a percentage of new market revenues, new market sales and marketing expenses were 46.9% in the current year compared to 75.8% in the prior year.

Regional/corporate sales support and marketing expenses increased by approximately $0.2 million and consisted primarily of increased salaries and benefits $0.2 million and marketing of $0.1 million partially offset by a decrease of $0.1 million of travel expense. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.2% in the current year compared to 7.0% in the prior year.

We expect our sales and marketing expenses for 2010 will increase in absolute dollars but will decrease modestly as a percentage of net revenues.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
General and administrative	$13,405	$12,789	$616	4.8%

The increase in general and administrative expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was principally due to increased salaries and benefits of $1.3 million partially offset by a decrease in professional fees of $0.6 million. As a percentage of net revenues, general and administrative expenses were 10.9% for the year compared to 11.9% in the year ended December 31, 2008.

We expect our general and administrative expenses for 2010 will increase in absolute dollars but will decrease as a percentage of net revenues.

Litigation

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Litigation	$—	$(1,355)	$1,355	(100.0)%

Litigation for the year ended December 31, 2008 relates to the recovery, net of legal fees, of approximately $2.0 million from the settlement of a lawsuit we filed against a law firm that provided counseling in connection with certain employment matters in prior years partially offset by the settlement of a class action lawsuit filed by a former ZipAgent in the amount of $0.6 million.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Interest income	$718	$2,518	$(1,800)	(71.5)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the year ended December 31, 2009, compared to the year ended December 31, 2008, was due primarily to overall lower interest rates, a move from asset and mortgage backed securities to money market securities and US Government and agency obligations featuring lower interest rates and lower average balances. The lower average balances were primarily attributable to the repurchase of shares of our common stock for approximately $17.4 million during 2008 and cash used in our operating activities as a result of the losses incurred during both years.

Other income (expense), net

Other income (expense), net consists of non-operating items.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Other income (expense), net	$1	$75	$(74)	(98.2)%

Other income for the year ended December 31, 2009 relates primarily to realized gains on our short term investments.

Provision for income taxes

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Provision for (benefit from) income taxes	$(171)	$—	$(171)	100%

The income tax benefit in 2009 is principally related to carryback of net operating losses (“NOL”) under recently enacted legislation which provides an election to extend the carryback period from two years up to five years for NOLs incurred in the tax years beginning or ending 2008 and 2009. The enacted legislation further eliminates the general restriction on alternative minimum tax NOLs in the carryback years. We intend to make the election and apply for refund of Federal alternative minimum tax remitted in 2004 and 2005.

Comparison of the years ended December 31, 2008 and December 31, 2007

Other operating data

	Twelve Months Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
Number of markets (1)
Comparable existing markets	17	17	—
New markets	17	16	1

Total	34	33	1

Number of transactions closed during the period (2)
Comparable existing markets
Buyer representation	11,770	10,582	1,188	11.2%
Seller representation	784	1,231	(447)	(36.3)%

Total existing markets	12,554	11,813	741	6.3%

New markets
Buyer representation	4,257	1,959	2,298	117.3%
Seller representation	345	190	155	81.6%

Total new markets	4,602	2,149	2,453	114.1%

Total	17,156	13,962	3,194	22.9%

Average net revenue per transaction (3)
Comparable existing markets	$6,662	$7,585	$(923)	(12.2)%
New markets	4,736	5,350	(614)	(11.5)%
All markets	$6,145	$7,241	$(1,096)	(15.1)%

Number of ZipAgents at end of the period
Comparable existing markets	1,839	1,627	212	13.0%
New markets	977	553	424	76.7%

All markets	2,816	2,180	636	29.2%

(1)	Beginning with our Form 10-Q for the three months ended March 31, 2009, new markets are transferred to existing markets on January 1st following the completion of their first full two calendar years of operation. In our reports filed prior to that Form 10-Q, new markets were transferred to existing markets on January 1st following the completion of their first full calendar year of operation. Our Tampa, Orlando, Minneapolis, Austin, Palm Beach and the Greater Philadelphia Area markets opened during 2006 and, therefore, completed their first two full calendar years as of the end of 2008. Accordingly, these markets were moved to existing markets as of January 1, 2009 and are included in comparable existing markets for all periods presented.

The operations of our Westchester County, NY market (opened in December 2007) and our Long Island, NY market (opened in March 2008) were combined during 2009 and, therefore, are included as one market for all periods presented.

Comparable existing markets:

Atlanta, GA	Houston, TX	Sacramento, CA
Baltimore, MD	Las Vegas, NV	San Diego, CA
Boston, MA	Los Angeles, CA	San Francisco Bay Area, CA
Chicago, IL	Miami, FL	Seattle, WA
Dallas, TX	Orange County, CA	Washington, DC
Fresno/Central Valley, CA	Phoenix, AZ

New markets and the month opened:

Tampa, FL	February 2006
Orlando, FL	April 2006
Minneapolis, MN	May 2006
Austin, TX	July 2006
Palm Beach, FL	September 2006
Greater Philadelphia Area, PA	December 2006
Naples, FL	March 2007
Tucson, AZ	March 2007
Denver, CO	April 2007
Jacksonville, FL	May 2007
Salt Lake City, UT	July 2007
Richmond, VA	July 2007
Virginia Beach, VA	August 2007
Charlotte, NC	August 2007
Raleigh-Durham, NC	September 2007
Westchester County/ Long Island, NY	December 2007
Hartford, CT	July 2008

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Net transaction revenues
Comparable existing markets	$83,633	$89,604	$(5,971)	(6.7)%
New markets	21,794	11,496	10,298	89.6%

Total	$105,427	$101,100	$4,327	4.3%

The increase in our net transaction revenues of $4.3 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to an increase in net transaction revenues of $10.3 million in our new markets offset by a decrease in net transaction revenues of $6.0 million from our existing markets.

The decrease in net transaction revenues in our existing markets of $6.0 million or 6.7% was driven primarily by an increase in the number of transactions closed during the year of 741 or 6.3%, offset by a decrease in average net revenue per transaction of $923 or 12.2%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, an increase in the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

The increase in net transaction revenues in our new markets of $10.3 million was driven by an increase of 2,453 transactions closed during the year primarily from the new markets opened during 2006 and 2007. Average net revenue per transaction decreased by $614 or 11.5%.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements and advertising.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Marketing and other revenues
Comparable existing markets	$308	$287	$21	7.1%
New markets	115	67	48	73.9%
Corporate	1,600	2,408	(808)	(33.6)%

Total	$2,023	$2,762	$(739)	(26.8)%

The decrease in corporate referral and other revenues was primarily attributable to reduced fees from our primary source of corporate referral income, a mortgage services marketing agreement with E-LOAN, which terminated on October 31, 2008.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Cost of revenues
Comparable existing markets	$50,738	$52,378	$(1,640)	(3.1)%
New markets	11,964	6,235	5,729	91.9%

Total	$62,702	$58,613	$4,089	7.0%

The increase in cost of revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily related to increases in performance and tenure based award programs, agent expense reimbursements and the overall increase in net revenues on which we pay agent commissions.

Cost of revenues decreased in our existing markets by approximately $1.6 million or 3.1% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Agent commissions and payroll taxes decreased by $2.8 million or 6.4% primarily attributable to the decrease in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $1.3 million or 15.2% primarily attributable to the increased number of qualifying agents. Amortization of internal-use software decreased by approximately $0.2 million or 30.5%. Overall, cost of revenues as a percentage of existing markets net revenues increased by about 2.2 percentage points.

Cost of revenues increased in our new markets by approximately $5.7 million related primarily to the increase net revenue during the year. Agent commissions and payroll taxes increased by $4.8 million primarily attributable to the increase in net revenues on which these costs are based. Agent expense reimbursements and benefits increased by approximately $0.9 million primarily attributable to the increased number of agents. Overall, cost of revenues as a percentage of new market net revenues increased by 0.7 percentage points. This increase in the cost of revenues percentage in new markets is expected as increasing numbers of ZipAgents achieve higher commission splits and qualify for benefits and performance based award programs as the new markets mature.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
Sales and marketing:
Comparable existing markets	$20,467	$22,289	$(1,822)	(8.2)%
New markets	12,635	8,591	4,044	47.1%
Regional/corporate sales support and marketing	7,469	7,376	93	1.3%

Total	$40,571	$38,256	$2,315	6.1%

The increase in sales and marketing expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily related to the overall growth in our business, principally the expansion into new markets.

Sales and marketing expenses decreased in our existing markets by approximately $1.8 million principally attributable to decreases in salaries and benefits of $0.6 million, travel of $0.2 million, depreciation of $0.1 million, recruiting and training costs of $0.2 million and customer acquisition and marketing costs of $0.7 million. As a percentage of existing market net revenues, existing market sales and marketing expenses were 24.4% in the current year compared to 24.8% in the prior year.

Sales and marketing expenses increased in our new markets by approximately $4.0 million principally attributable to the current year reflecting a full year of operations for the ten new markets opened during 2007, as well as the expenses relating to opening two new market offices during 2008. The increased expenses consisted primarily of salaries and benefits of $1.6 million, customer acquisition and marketing costs of $1.9 million and facilities and operating related expenses of $0.7 million partially offset by a decrease of $0.1 million of travel costs. As a percentage of new market revenues, new market sales and marketing expenses were 57.7% in the current year compared to 74.3% in the prior year.

Regional/corporate sales support and marketing expenses increased by approximately $0.1 million and consisted primarily of increased salaries and benefits expense, including stock-based compensation expenses of $0.3 million and travel of $0.1 million partially offset by decreases of $0.2 million of consulting costs. As a percentage of net revenues, regional sales support and marketing expenses were approximately 7.0% in the current year compared to 7.1% in the prior year.

General and administrative

General and administrative expenses consist primarily of compensation and related costs, including stock-based compensation, for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2008	2007
	(In thousands)
General and administrative	$12,789	$15,409	$(2,620)	(17.0)%

The decrease in general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 was principally due to decreased salaries and benefits of $1.6 million, travel of $0.1 million, professional fees of $0.4 million, recruiting and training of $0.2 million and facilities and operating expenses of $0.3 million. Reflected in the decrease in general and administrative expenses during the year were expenses associated with the termination of our former CEO which totaled approximately $0.7 million during 2007. As a percentage of net revenues, general and administrative expenses were 11.9% for the year compared to 14.8% in the year ended December 31, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2010 are our cash, cash equivalents and short-term investments. As of December 31, 2009 and 2008, we had cash, cash equivalents and short-term investments at fair value of $44.1 million and $49.4 million, respectively. We had no bank debt, line of credit or equipment facilities at December 31, 2009 and 2008.

Operating activities

Our operating activities used cash in the amount of $3.8 million, $11.6 million and $5.7 million in the years ended December 31, 2009, 2008 and 2007, respectively. Cash used in the year ended December 31, 2009 resulted primarily from a net loss $12.9 million partially offset by $2.6 million of depreciation and amortization, $3.9 million of non-cash stock-based compensation expense and net changes in working capital. Cash used in the year ended December 31, 2008 resulted primarily from a net loss $13.3 million and the payment of a $3.55 million litigation settlement accrued in the year ended December 31, 2007 partially offset by $2.8 million of depreciation and amortization and $3.9 million of non-cash stock-based compensation expense. Cash used in the year ended December 31, 2007 resulted primarily from a net loss of $14.9 million partially offset by $2.8 million of depreciation and amortization, $3.8 million of non-cash stock-based compensation expense and the accrual of the $3.55 million litigation settlement.

Our primary source of operating cash flow is the collection of our net commission income from escrow companies or similar intermediaries in the real estate transaction closing process offset by cash payments for ZipAgent costs including commissions, payroll taxes, benefits, award programs and expense reimbursements, as well as for product development, sales and marketing and general and administrative costs including employee compensation, benefits, client acquisition costs and other operating expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $9.2 million, $39.6 million, and $4.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. Cash provided for the years ended December 31, 2009, 2008 and 2007 primarily represents the net proceeds from the sale and purchase of short-term investments offset by the purchase of property and equipment, including amounts for website development and internal use software.

We typically maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change. Due to current economic conditions we have retained proceeds from maturing short-term investments in money market securities and as a result our cash and cash equivalent balances have increased by approximately $5.2 million at December 31, 2009 from December 31, 2008.

Currently, we expect our 2010 capital expenditures to be approximately $2.7 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities used cash in the amount of $0.1 million and $17.3 million and provided cash in the amount of $0.6 million in the years ended December 31, 2009, 2008 and 2007, respectively. The use of cash for the year ended December 31, 2009 represents primarily the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards. The use of cash for the year ended December 31, 2008 represents primarily the repurchase of approximately 3.5 million shares of our common stock directly from an investor during April 2008. The shares were originally issued in private placement transactions or pursuant to warrants acquired prior to our initial public offering. Our Board of Directors authorized the repurchase of the shares in a privately negotiated transaction for a purchase price of $5.00 per share for a total purchase price of approximately $17.4 million. The closing price of our common stock on the date of the repurchase was $5.14 per share. Sources of cash for 2007 primarily represented the proceeds from the exercise of common stock warrants and stock options.

As of December 31, 2009, we had one warrant outstanding for the purchase of an aggregate of 3,284 shares of our common stock at an exercise price of $18.27 per share; that warrant is currently exercisable at the option of the holder and expires in 2010.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of growth into new geographic markets, our level of investment in technology, advertising initiatives and possible repurchases of our common stock. In addition, if the current macroeconomic environment and depressed state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

We routinely explore our options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance), which we refer to as core services. We expect that some of our core services may be offered through affiliates (including wholly owned subsidiaries), while others may be offered through joint ventures or promoted through marketing arrangements with independent third parties, such as title companies, banks and insurance companies. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

We have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through June 2016. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2009.

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease commitments	$2,538	$3,684	$773	$84	$7,079

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Recent Accounting Pronouncements” in Note 1 “The Company and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net revenue	$123,130	$107,450	$103,862
Adjusted EBITDA	$(7,294)	$(10,487)	$(9,126)
Adjusted EBITDA margin	(5.9)%	(9.8)%	(8.8)%

We present Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our performance. We believe Adjusted EDITDA provides useful information regarding the operating results of our core business activity and prospects for the future. We define Adjusted EBITDA as net income (loss) less interest income plus interest expense, provision for income taxes, depreciation and amortization expense, stock-based compensation and further adjusted to eliminate the impact of certain items that we do not consider reflective of our ongoing core operating performance.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are reflective of our core operating performance. In addition, we use Adjusted EBITDA to evaluate our financial results and business strategies, develop budgets, manage expenditures and as a factor in evaluating management’s performance when determining incentive compensation.

Our use of Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

non-cash stock-based compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	Adjusted EBITDA does not reflect the impact of certain cash charges or credits resulting from matters we consider not to be reflective of our core ongoing operations, and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently than we do, which limits its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. When evaluating our performance, Adjusted EBITDA should be considered alongside other financial measures, including net income and our other GAAP results.

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Reconciliation of non-GAAP Adjusted EBITDA to net income (loss)	(In thousands)
Net loss	$(12,892)	$(13,342)	$(14,884)
Add back:
Interest income	(718)	(2,518)	(4,401)
Provision for (benefit from) income taxes	(171)	—	—
Depreciation and amortization	2,588	2,816	2,858
Stock-based compensation expense	3,899	3,912	3,751
Non-operating litigation (recovery), net (1)	—	(1,355)	3,550

Non-GAAP Adjusted EBITDA	$(7,294)	$(10,487)	$(9,126)

(1)	Litigation for the year ended December 31, 2008 represents the recovery, net of legal fees, of approximately $2.0 million from the settlement of a lawsuit we filed against a law firm that provided counsel in connection with certain employment matters in prior years partially offset by the settlement of a class action lawsuit filed by a former ZipAgent in the amount of $0.6 million. Litigation for the year ended December 31, 2007 represents the settlement of a class action lawsuit filed by four former ZipAgents in the amount of approximately $3.55 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of December 31, 2009 and 2008, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2009 and 2008, the increase or decline in fair market value of the portfolio would be approximately $0.0 million and $0.1 million, respectively. There have not been any material changes in the past year to our primary market risk exposures, or how these exposures are managed.

Exchange rate sensitivity

We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales, assets or liabilities denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 8.	Financial Statements and Supplementary Data:

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ZipRealty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZipRealty, Inc. and its subsidiaries at December 31, 2009 and December, 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 10, 2010

ZIPREALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$23,737	$18,500
Short-term investments	20,397	30,889
Accounts receivable, net of allowance of $29 and $26, respectively	1,603	1,625
Prepaid expenses and other current assets	2,726	3,442

Total current assets	48,463	54,456
Restricted cash	110	130
Property and equipment, net	3,390	4,516
Intangible assets, net	58	89
Other assets	371	776

Total assets	$52,392	$59,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,620	$2,169
Accrued expenses and other current liabilities	8,815	6,706

Total current liabilities	10,435	8,875
Other long-term liabilities	327	441

Total liabilities	10,762	9,316

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 23,930 and 23,709 shares issued and 20,445 and 20,273 shares outstanding, respectively	24	24
Additional paid-in capital	152,440	148,502
Common stock warrants	4	4
Accumulated other comprehensive loss	(153)	(246)
Accumulated deficit	(93,375)	(80,483)
Treasury stock at cost 3,485 and 3,436 shares, respectively	(17,310)	(17,150)

Total stockholders’ equity	41,630	50,651

Total liabilities and stockholders’ equity	$52,392	$59,967

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net transaction revenues	$120,738	$105,427	$101,100
Marketing and other revenues	2,392	2,023	2,762

Net revenues	123,130	107,450	103,862

Operating expenses
Cost of revenues	72,197	62,702	58,613
Product development	9,429	8,678	7,320
Sales and marketing	41,881	40,571	38,256
General and administrative	13,405	12,789	15,409
Litigation (recovery), net	—	(1,355)	3,550

Total operating expenses	136,912	123,385	123,148

Loss from operations	(13,782)	(15,935)	(19,286)

Other income (expense), net
Interest income	718	2,518	4,401
Other income (expense), net	1	75	1

Total other income, net	719	2,593	4,402

Loss before income taxes	(13,063)	(13,342)	(14,884)
Provision for (benefit from) income taxes	(171)	—	—

Net loss	$(12,892)	$(13,342)	$(14,884)

Net loss per share:
Basic and diluted	$(0.64)	$(0.64)	$(0.66)
Weighted average common shares outstanding:
Basic and diluted	20,242	20,917	22,586

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Warrants	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount						Shares	Amount
Balance at December 31, 2006	21,627	22	134,813	5,519	(71)	(157)	(52,257)	—	—	87,869
Issuance of common stock upon exercise of stock options	173	—	203	—	—	—	—	—	—	203
Issuance of restricted common stock	225	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	1,626	2	5,758	(5,310)	—	—	—	—	—	450
Amortization of deferred stock-based compensation	—	—	—	—	57	—	—	—	—	57
Reversal of deferred stock-based compensation upon employee terminations	—	—	(11)	—	11	—	—	—	—	—
Stock-based compensation expense	—	—	3,736	—	—	—	—	—	—	3,736
Acquisition of treasury stock	(10)	—	—	—	—	—	—	10	(50)	(50)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(14,884)	—	—	(14,884)	$(14,884)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	345	—	—	—	345	345

Total comprehensive loss											$(14,539)

Balance at December 31, 2007	23,641	24	144,499	209	(3)	188	(67,141)	10	(50)	77,726
Issuance of common stock upon exercise of stock options	12	—	21	—	—	—	—	—	—	21
Issuance of restricted common stock	25	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	21	—	205	(205)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	3	—	—	—	—	3
Stock-based compensation expense	—	—	3,972	—	—	—	—	—	—	3,972
Acquisition of treasury stock	(3,506)	—	—	—	—	—	—	3,506	(17,500)	(17,500)
Reissue of treasury stock	80	—	(195)	—	—	—	—	(80)	400	205
Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,342)	—	—	(13,342)	$(13,342)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	(434)	—	—	—	(434)	(434)

Total comprehensive loss											$(13,776)

Balance at December 31, 2008	20,273	24	148,502	4	—	(246)	(80,483)	3,436	(17,150)	50,651
Issuance of common stock upon exercise of stock options	17	—	21	—	—	—	—	—	—	21
Issuance of restricted common stock	204	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,917	—	—	—	—	—	—	3,917
Acquisition of treasury stock	(49)	—	—	—	—	—	—	49	(160)	(160)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,892)	—	—	(12,892)	$(12,892)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	93	—	—	—	93	93

Total comprehensive loss											$(12,799)

Balance at December 31, 2009	20,445	$24	$152,440	$4	$—	$(153)	$(93,375)	3,485	$(17,310)	$41,630

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(12,892)	$(13,342)	$(14,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,557	2,786	2,828
Amortization of intangible assets	31	30	30
Stock-based compensation expense	3,899	3,912	3,751
Provision for doubtful accounts	3	(3)	(1)
Amortization of short-term investment premium (discount)	5	(266)	(420)
Loss on disposal of property and equipment	44	107	10
Equity in net loss of non-consolidated companies	—	—	4
Changes in operating assets and liabilities
Accounts receivable	19	(452)	612
Prepaid expenses and other current assets	716	(175)	(87)
Other assets	405	(436)	(122)
Accounts payable	(549)	74	(89)
Accrued expenses and other current liabilities	2,063	(3,789)	2,704
Other long-term liabilities	(114)	(62)	(10)

Net cash used in operating activities	(3,813)	(11,616)	(5,674)

Cash flows from investing activities
Restricted cash	20	(40)	—
Purchases of short-term investments	(16,084)	(12,859)	(48,830)
Proceeds from sale and maturity of short-term investments	26,664	54,451	57,179
Purchases of property and equipment	(1,411)	(1,980)	(4,048)
Investment in non-consolidated companies	—	—	13

Net cash provided by investing activities	9,189	39,572	4,314

Cash flows from financing activities
Proceeds from stock option exercises	21	21	203
Proceeds from common stock warrant exercises	—	—	450
Acquisition of treasury stock	(160)	(17,500)	(50)
Proceeds from reissue of treasury stock	—	205	—

Net cash provided by (used in) financing activities	(139)	(17,274)	603

Net increase (decrease) in cash and cash equivalents	5,237	10,682	(757)

Cash and cash equivalents at beginning of period	18,500	7,818	8,575

Cash and cash equivalents at end of period	$23,737	$18,500	$7,818

Supplemental cash flow information Non-cash investing and financing activities
Reversal of deferred stock-based compensation upon employee terminations	$—	$—	$11
Recognition of additional paid-in capital from common stock warrants due to exercise of common stock warrants	$—	$205	$5,310
Stock-based compensation capitalized in internal-use software costs	$64	$63	$42

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

ZipRealty, Inc. (the “Company”), is a full-service real estate brokerage firm incorporated in the State of California in January 1999 and reincorporated in Delaware in August 2004. Headquartered in the San Francisco Bay Area, the Company provides brokerage services to buyers and sellers through its agents in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Utah, Virginia, Washington, and Washington, D.C. The Company provides consumers the opportunity to access Multiple Listing Services, or MLS, data through its website, and offers a lower commission structure than is typical in the industry. Buyers are offered a commission rebate at the close of a transaction, while sellers are charged a reduced commission.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

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

Cash and cash equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. At December 31, 2009 and 2008, $17,780,000 and $15,267,000, respectively, of money market funds, the fair value of which approximates cost, are included in cash and cash equivalents.

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

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, restricted cash and accounts payable, accrued expenses and other current liabilities, approximate their fair values due to their short maturities.

Concentration of credit risk, significant customers and significant suppliers

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable and restricted cash.

The Company deposits its cash, cash equivalents and short-term investments with financial institutions that management believes to be of high credit quality, and these deposits may on occasion exceed federally insured limits. At December 31, 2009, substantially all of the Company’s cash, cash equivalents and short-term investments were managed by one financial institution. The fair value of these short-term investments are subject to fluctuations based on market prices.

Substantially all of the Company’s accounts receivable are derived from commissions earned and are due from escrow and other residential real estate transfer agents. These accounts receivable are typically unsecured. Allowances for credit losses and expected transaction price adjustments are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for 10% or more of the accounts receivable at December 31, 2009 or 2008.

The Company derived 33%, 37% and 37% of its net transaction revenues during the years ended December 31, 2009, 2008 and 2007, respectively, in the State of California. No customers accounted for more than 10% of net revenues in 2009, 2008 or 2007.

The Company generates leads for ZipAgents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads are included in sales and marketing expenses. The Company’s largest third-party lead source, HomeGain, Inc., which is a competitor for online customer acquisition, generated approximately 15%, 19% and 21% of the Company’s leads during 2009, 2008 and 2007, respectively. Google generated approximately 14%, 13% and 16% of the Company’s leads in 2009, 2008 and 2007, respectively and Trouve generated approximately 10%, 10% and 9% of the Company’s leads in 2009, 2008 and 2007, respectively.

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

Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over the shorter of the lease period or estimated useful life. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Deferred rent of $86,000 was amortized as a reduction of rent expense in 2007, 2008 and 2009. At December 31, 2009 the deferred rent balance attributable to these incentives totaled $180,000. Future amortization of the balance of these tenant incentives is estimated to be $86,000 per year from 2010 through 2011, and $8,000 for 2012.

Impairment of Long-Lived Assets

In accordance with the accounting standards for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Stock-Based Compensation

The Company follows the provisions of accounting standards for share-based payments which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions the accounting standards, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.

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

Internal-Use Software and Website Development Costs

The Company accounts for internal-use software and website development costs, including the development of its ZipAgent platform (“ZAP”) in accordance with the guidance set forth in the related accounting standards. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are expensed as incurred except for the costs of fees paid for cancelable maintenance contracts for internal use software purchased from third-party vendors. The cost of these fees incurred during the operating phase are recognized on a ratable basis over the period of expected economic benefit, which generally coincides with the contractual service period. The planning stage ends when the functional specifications for a release are complete. Costs incurred relating to architecture design and coding that result in additional functionality are capitalized in the application and infrastructure stage. These costs principally relate to payroll costs for employees directly involved in the development process. Capitalized internal-use software costs, included in property and equipment, are amortized over the software’s useful life, which ranges between 15 and 24 months. Capitalized internal-use software costs are amortized to cost of revenues. Costs incurred in connection with the research and development of the Company’s product and technology are expensed as incurred to product development.

The Company capitalized $942,000 and $1,265,000 in internal-use software costs during the years ended December 31, 2009 and 2008, respectively. Amortization expense totaled $943,000, $639,000 and $792,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The amount of unamortized internal-use software costs at December 31, 2009 and 2008 was $1,184,000 and $1,211,000 respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $418,000, $396,000, and $646,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Such expense is included in sales and marketing expense.

Income Taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities.

Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net income (loss) and unrealized gains (losses) on available-for-sale securities. Unrealized gains (losses) on investments are excluded from net income (loss) and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

Segment Reporting

Under the accounting standards for reporting information about operating segments in a company’s financial statements. operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company’s Executive Committee), or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment and in one geographic area, the United States of America.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP and is effective for financial statements issued for periods ending after September 15, 2009. The Company adopted the guidelines in the Codification effective July 1, 2009. The adoption of the Codification only impacts references for accounting guidance and did not affect the Company’s consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not anticipate the adoption of the updated guidance will have a material impact on its consolidated financial position, results of operations and cash flows.

2. BALANCE SHEET COMPONENTS

Restricted cash

The Company’s restricted cash balances at December 31, 2009 and 2008 were $110,000 and $130,000, respectively, and serve as collateral to letters of credit issued as security deposits in connection with facility lease agreements. The letters of credit expire in May and November 2010.

Short-term investments

At December 31, 2009 and 2008, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	December 31, 2009				December 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
Money market securities	$18,776	$—	$—	$18,776	$21,252	$15	$—	$21,267
Asset backed	2,100	—	(141)	1,959	8,779	—	(396)	8,383
Mortgage backed	2,387	33	—	2,420	6,960	104	—	7,064
Corporate obligations	5,580	—	(19)	5,561	6,802	14	(10)	6,806
US Government and agency obligations	9,487	—	(26)	9,461	2,609	27	—	2,636

Total	$38,330	$33	$(186)	$38,177	$46,402	$160	$(406)	$46,156

	December 31, 2009	December 31, 2008
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$17,780	$15,267
Short-term investments	20,397	30,889

Total	$38,177	$46,156

At December 31, 2009 and 2008, the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $1.9 million and $1.6 million and the related unrealized loss was approximately $141,000 and $363,000, respectively. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The evaluation of asset-backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company has determined that the unrealized loss is temporary and, accordingly, no impairment charge on investments has been recorded in the years ended December 31, 2009 and 2008. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

The estimated fair value of short-term investments classified by date of contractual maturity at December 31, 2009 was as follows:

December 31, 2009
(In thousands)
Due within one year or less	$19,473
Due after one year through two years	14,424
Due after two years through four years	4,280

Total	$38,177

Fair value measurements

The Company follows the accounting standards establishing a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At December 31, 2009 and 2008, there were no liabilities within the scope of the accounting standards.

At December 31, 2009 and 2008, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market securities	$18,776	$—	$—	$18,776	$21,267	$—	$—	$21,267
Asset backed	—	1,959	—	1,959	—	8,383	—	8,383
Mortgage backed	—	2,420	—	2,420	—	7,064	—	7,064
Corporate obligations	—	5,561	—	5,561	—	6,806	—	6,806
US Government and agency obligations	—	9,461	—	9,461	—	2,636	—	2,636

Total	$18,776	$19,401	$—	$38,177	$21,267	$24,889	$—	$46,156

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Prepaid expenses	$2,351	$2,573
Interest receivable	216	158
Other assets	159	711

Prepaid expenses and other current assets	$2,726	$3,442

Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Computer hardware and software	$8,861	$9,426
Furniture, fixtures and equipment	2,240	2,225
Leasehold improvements	1,592	1,591

	12,693	13,242
Less: accumulated depreciation and amortization	(9,303)	(8,726)

Property and equipment, net	$3,390	$4,516

Depreciation and amortization expense, for the years ended December 31, 2009, 2008 and 2007 was approximately $2,557,000, $2,786,000 and $2,828,000, respectively.

Included in property and equipment at December 31, 2009 and 2008 is approximately $5,048,000 and $4,881,000, respectively, of fully depreciated property and equipment still in use.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Accrued vacation	$1,558	$1,339
Accrued agent commissions	2,084	1,980
Accrued bonuses	1,374	246
Accrued marketing expenses	1,444	886
Other accrued expenses	2,355	2,255

Accrued expenses and other current liabilities	$8,815	$6,706

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	$(153)	$(246)

Accumulated other comprehensive income (loss)	$(153)	$(246)

3. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net loss	$(12,892)	$(13,342)	$(14,884)
Denominator:
Shares used to compute EPS basic and diluted:	20,242	20,917	22,586
Net loss per share basic and diluted:	$(0.64)	$(0.64)	$(0.66)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Options to purchase common stock	4,823	4,715	4,432
Warrants to purchase common stock	3	62	2,312
Nonvested common stock	251	180	65

	5,077	4,957	6,809

4. INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$(171)	$—	$—
State	—	—	—

	(171)	—	—

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total provision for (benefit from) income taxes	$(171)	$—	$—

The Company’s income tax benefit in 2009 is principally related to the carryback of net operating losses (“NOL”). Recently enacted federal legislation provides an election by which a corporation can elect to extend the carryback period from two years up to five years for NOLs incurred in the tax years beginning or ending 2008 and 2009. The enacted legislation further eliminates the general restriction on alternative minimum tax NOLs in the carryback years. The Company intends to make the election and apply for refund of U.S. alternative minimum tax remitted in 2004 and 2005, resulting in $171 thousand of income tax benefit recognized in 2009. There is no provision (benefit) for federal or state income taxes for the tax years ended December 31, 2008 and 2007 because the Company incurred operating losses for those years and has established a valuation allowance equal to the net deferred tax asset.

The difference between the Company’s effective income tax rate and federal statutory rate consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Statutory federal tax rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	0.00%	0.00%	0.00%
Federal NOL carryback	1.31%	0.00%	0.00%
Stock options	(3.92)%	(4.70)%	(3.52)%
Change in valuation allowance	(30.02)%	(29.60)%	(26.80)%
Other, net	(0.06)%	0.30%	(3.68)%

	1.31%	0.00%	0.00%

Deferred tax assets consist of the following at:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$27,676	$24,067
Allowances and accruals	4,391	3,972
Credits	24	194

Total gross deferred tax assets	32,091	28,233
Less: valuation allowance	(32,091)	(28,233)

Net deferred tax assets	$—	$—

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at December 31, 2009 and 2008. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

At December 31, 2009, the Company had approximately $77.6 million of federal and $72.2 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2019 for federal and 2011 for state tax purposes, respectively.

Approximately $5.1 million and $4.8 million of net operating loss carryforwards for federal and state income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. If an ownership change has occurred, utilization of the net operating loss carryforwards could be reduced significantly.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of December 31, 2009. The Company is subject to taxation the United States and various state jurisdictions. The tax years 2004-2009 remain open to examination by the federal and most state tax authorities.

5. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through June 2016.

Future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2009:

Operating Leases
(In thousands)
Year ending December 31,
2010	$2,538
2011	2,401
2012	1,283
2013	538
2014	235
Thereafter	84

Total minimum lease payments	$7,079

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2,986,000, $2,880,000 and $2,359,000 respectively.

Legal Proceedings and Subsequent Event

On January 22, 2010, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Elizabeth Williams v. ZipRealty, Inc., et al., by a former employee agent of the Company. The complaint seeks monetary relief and alleges, among other things, that the Company’s practice of classifying agents as exempt employees pursuant to the “outside salesperson” exemption under California law, and compensating agents accordingly, violates applicable law regarding the payment of minimum wages and overtime. The Company filed a counter claim against Plaintiff Elizabeth Williams alleging, among other things, that Ms. Williams engaged in conduct violating her employment agreement with ZipRealty. While the Company is in the initial stages of investigating the specific allegations in this complaint, it strongly disputes these claims and intends to vigorously oppose this lawsuit. No estimate of possible loss, if any, can be made at this time.

On May 4, 2007, the Company was named in a class action lawsuit filed in United States District Court for the Central District of California, Lubocki, et al v. ZipRealty, by four former employee agents of the Company on behalf of themselves and others similarly situated. The complaint alleged, among other things, that the Company’s policies for expense allowances and expense reimbursement in place prior to October 2005, and its policy for commission payments to agents for transactions that do not close during the period of employment, violate applicable law. The Company reached a settlement agreement which called for a payment of $3.55 million and, as a result, recorded a charge in that amount during the quarter ended September 30, 2007. The settlement agreement included a full release from any further liability on the matters raised in the complaint. The settlement agreement received court approval on March 10, 2008. The Company made the payment under settlement agreement in March 2008.

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

6. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation authorizes 5,000,000 shares of preferred stock, $0.001 par value. At December 31, 2009 and 2008, there were no shares issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes 100,000,000 shares of common stock, $0.001 par value. At December 31, 2009 and 2008, there were 23,929,728 and 23,709,380 shares issued and 20,444,854 and 20,272,915 shares outstanding, respectively.

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

During the years ended December 31, 2009 and 2008, the Company repurchased approximately 49,000, and 20,000 shares of its common stock for approximately $160,000 and $68,000, respectively, to cover tax withholding obligations. These shares were repurchased in connection with the net share settlement provision of its Restricted Stock Award Agreement upon the vesting of restricted stock during the periods.

Common Stock Warrants

During the year ended December 31, 2008, 154,931 common stock warrants were cash and net exercised. As of December 31, 2009, there was one warrant outstanding for the purchase of an aggregate of 3,284 shares of our common stock at an exercise price of $18.27 per share, expiring in 2010.

7. STOCK-BASED COMPENSATION

Stock Option Plans

The Company maintains two Board of Directors (“BOD”) approved stock plans, the 1999 Stock Option Plan (“1999 Plan”) and the 2004 Equity Incentive Plan (“2004 Plan”), both of which are collectively referred to as the (“Stock Plans”). The Stock Plans provide for the granting of stock options to employees and consultants of the Company. Options granted under the Stock Plans may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Plan were made available under the 2004 Plan, and any shares that would have otherwise returned to the 1999 Plan are made available for issuance under the 2004 Plan. The Company has authorized and reserved 4,362,000 shares of common stock for issuance under the Stock Plans. In addition, the number of shares reserved for issuance under the 2004 Plan is increased annually on the first day of the Company’s fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the BOD. Pursuant to this requirement, on January 1, 2009, 2008, 2007 and 2006, respectively, an additional 810,916 shares, 945,621 shares, 864,905 shares and 810,932 shares were added to the Stock Plans, reserved for issuance and subsequently registered for sale under Form S-8. The 2004 Equity Incentive Plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding.

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

Other Stock Options

The BOD approved the registration of 325,000, 180,000 and 1,250,000 shares of common stock underlying options issued outside the Company’s Stock Plans in December 2008, September 2007 and September 2006, respectively. These nonstatutory stock options (“NSO”) were granted in connection with employment of executives with the Company and vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with the Company on the date of vest. These options were granted for a term of ten years. In June 2007, the BOD modified the September 2006 grant so that it vested immediately as to 312,500 shares and the remaining shares were forfeited. In December 2009, this option expired, unexercised.

Valuation Assumptions and Stock-based Compensation Expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the years ended December 31, 2009, 2008 and 2007 was estimated by taking the average of the vesting term and the contractual term of the option as provided by accounting standards.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	44-49%	42-44%	45-51%
Risk-free interest rate	0.5-2.7%	1.8-3.2%	3.5-4.8%
Expected life (years)	4.3-6.1	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.45	$1.94	$3.74

Stock-based compensation expense was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cost of revenues	$341	$586	$565
Product development	537	218	157
Sales and marketing	1,023	1,112	731
General and administrative	1,998	1,996	2,298

Total stock-based compensation expense	3,899	3,912	3,751
Tax effect on stock-based compensation expense	—	—	—

Net effect on net income	$3,899	$3,912	$3,751

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of December 31, 2009, there was $5.0 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.7 years. As of December 31, 2009, there was $0.6 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 0.7 years.

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

Exercise Price	Exchange Ratio
$4.59—$7.99	Two new options issued in exchange for three eligible options
$8.00 or greater	One new option issued in exchange for two eligible options

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

A summary of the Company’s stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2006	4,235	$7.71	8.50	$5,885
Options granted	2,052	7.12
Options exercised	(173)	1.18
Options forfeited/cancelled/expired	(1,796)	7.79

Outstanding at December 31, 2007	4,318	7.66	8.19	1,901

Options granted	1,246	4.24
Options exercised	(12)	1.66
Options forfeited/cancelled/expired	(338)	8.79

Outstanding at December 31, 2008	5,214	6.78	7.30	630

Options granted (1)	2,387	3.36
Options exercised	(17)	1.20
Options forfeited/cancelled/expired (2)	(3,389)	7.84

Outstanding at December 31, 2009	4,195	$4.00	6.97	$2,495

Vested and expected to vest at December 31, 2009	3,985	$4.02	6.87	$2,407

Exercisable at December 31, 2009	1,471	$4.80	5.66	$1,237

(1)	Includes options for 1,792,031 shares exchanged in the stock option exchange program.

(2)	Includes options for 2,898,269 shares exchanged in the stock option exchange program.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.76 on December 31, 2009, and the exercise price for the options that were in-the-money at December 31, 2009. The total number of in-the-money options exercisable as of December 31, 2009 was 715,000. Total intrinsic value of options exercised was $39,000, $37,000 and $858,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the years ended December 31, 2009, 2008 and 2007 was $958,000, $377,000 and $216,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2006	—
Shares granted	225
Shares vested	(28)
Shares forfeited	—

Nonvested at December 31, 2007	197	$6.68

Shares granted	25
Shares vested	(56)
Shares forfeited	—

Nonvested at December 31, 2008	166	$6.06

Shares granted	204
Shares vested	(145)
Shares forfeited	—

Nonvested at December 31, 2009	225	$4.29

8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The Company is not required to contribute to the plan, however, beginning January 1, 2006 the Company elected to match 25% of the first employee contributions to the plan of up to 4% of pay. For the years ended December 31, 2009, 2008 and 2007 the Company contributed $257,000, $213,000, and $245,000, respectively.

9. UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2009 This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2009	(In thousands)
Net transaction revenues	$33,037	$34,647	$31,702	$21,352
Cost of revenues	19,181	20,273	18,909	13,834
Loss from operations	(2,388)	(903)	(2,634)	(7,857)
Net loss	(2,132)	(779)	(2,433)	(7,548)
Net loss per share:
Basic and diluted	$(0.11)	$(0.04)	$(0.12)	$(0.38)
Weighted average common shares outstanding:
Basic and diluted	20,226	20,206	20,140	20,107

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2008	(In thousands)
Net transaction revenues	$24,667	$30,769	$29,870	$20,121
Cost of revenues	15,293	17,911	17,156	12,342
Loss from operations	(3,175)	(2,241)	(2,320)	(8,199)
Net loss	(2,718)	(1,694)	(1,669)	(7,261)
Net loss per share:
Basic and diluted	$(0.14)	$(0.08)	$(0.08)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	20,049	20,007	20,074	23,450

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information:

On March 4, 2010, the Compensation Committee of our Board of Directors approved the following compensation arrangements for our named executive officers:

•	J. Patrick Lashinsky, Chief Executive Officer and President, a stock option grant for 125,000 shares;

•

Mr. Charles C Baker, Executive Vice President and Chief Financial Officer, an increase in annual base salary to $312,000, a restricted stock grant for 12,500 shares, and a stock option grant for 65,000 shares;

•

Mr. William C. Sinclair, Executive Vice President, Operations and Business Development, an increase in annual base salary to $240,040, a restricted stock grant for 4,000 shares, and a stock option grant for 17,500 shares;

•	Mr. David A. Rector, Senior Vice President and Chief Accounting Officer, a restricted stock grant for 4,000 shares, and a stock option grant for 20,000 shares; and

•	Mr. Robert J. Yakominich, Senior Vice President, Sales, an increase in annual base salary to $236,750 a restricted stock grant for 5,000 shares, and a stock option grant for 25,000 shares.

All of the above base salary increases are effective April 1, 2010. All equity awards were made under our 2004 Equity Incentive Plan. For each restricted stock grant noted above, we entered into a Restricted Stock Award Agreement, the form of which is filed as an exhibit to this report, which provides that one-half of the subject shares will vest on April 1, 2011, and the remainder will vest on April 1, 2012, in each case as long as the executive remains employed by or in a service relationship with us on such dates, and subject to any other vesting rights under separate change-of-control agreements between us and such executive. For each stock option grant noted above, the grant vests monthly over a four-year period, with an initial one-year “cliff” vesting of 25% of the award on the first anniversary of the grant date. The exercise price for each of the stock option grants is $4.90 per share, which equals the closing price of our common stock on The NASDAQ Stock Market on the date of grant.

Also on March 4, 2010, the Compensation Committee approved an amendment to our Management Incentive Plan — Fiscal Year 2010. Pursuant to the amendment, incentives that are earned, if any, under the plan are to be paid all in cash, rather than partially in restricted stock and partially in cash as the plan previously provided. Also pursuant to the amendment, total opportunity under the plan for the achievement of both the mid-year target hurdles and full-year target hurdles was increased for our Senior Vice President, Sales from 40% to 60% and for our Vice President, Marketing from 30% to 40%. Incentive payments under the plan are subject to other terms and conditions, as set forth more fully in the copy of the plan, as so amended, that is filed as an exhibit to this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Executive officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption, “Directors.”

Section 16(a) beneficial ownership reporting compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Corporate governance

The information required by this item with respect to corporate governance is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption, “Board Committees — Audit Committee.”

Item 11.	Executive Compensation:

The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption, “Compensation and Other Information Concerning Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.”

Equity compensation plan information

The following table provides information as of December 31, 2009 about our common stock that may be issued upon the exercise of options, warrants and rights awarded under our stockholder-approved plans (our 1999 Stock Option Plan and 2004 Equity Incentive Plan). The following table also provides such information concerning four options awarded outside of our equity plans, pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv), to new executives as an inducement material to acceptance of employment with us. The Former CEO Grant (made on September 6, 2006 for 1,250,000 shares), SVP Sales Grant (made on September 13, 2007 for 130,000 shares), Former General Counsel Grant (made on September 13, 2007 for 50,000 shares) and CFO Grant (made on December 11, 2008 for 325,000 shares) were each made at the respective exercise price set forth below, which was the closing price of our common stock on the respective grant date, and were structured to vest as to 25% on the first anniversary of the date of employment and thereafter at the rate of 1/48 per month on the first of each month, provided the respective executive remained in a service relationship with us. The Former CEO Grant and CFO Grant terminate twelve months after such executive ceases to be a service provider to us, while the SVP Sales Grant and Former General Counsel Grant terminate pursuant to the standard terms applicable to our other option grants. These four grants are subject to the standard terms applicable to the Company’s other option grants. In June 2007, in connection with Richard F. Sommer’s resignation as our CEO, the Former CEO Grant was amended to accelerate vesting so that the option became fully vested as to 312,500 shares. In December 2009, this option expired, unexercised.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Plan Name and Type	(In thousands)		(In thousands)
Equity compensation plans approved by stockholders
1999 Stock Option Plan	441	$2.24	—
2004 Equity Incentive Plan	3,272	$4.25	1,780
Equity compensation not approved by stockholders
SVP Sales Grant	130	$6.68	—
Former General Counsel Grant	27	$6.68	—
CFO Grant	325	$2.56	—
Total	4,195	$4.00	1,780

Item 13.	Certain Relationships and Related Transactions and Director Independence:

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders,” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services:

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption, “Proposal 2 — Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule:

(a) Documents filed with this report:

1. Financial Statements.

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

•	Report of independent registered public accounting firm

•	Consolidated Balance Sheets at December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Notes Consolidated Financial Statements.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2009.

The following financial statement schedule of ZipRealty, Inc. for each of the past three years in the period ended December 31, 2009 should be read in conjunction with the Consolidated Financial Statements of ZipRealty, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Description	(In thousands)
Fiscal year ended December 31, 2007
Provision for Doubtful Accounts	30	11	12	29
Deferred Tax Asset Valuation	18,379	4,382	—	22,761
Fiscal year ended December 31, 2008
Provision for Doubtful Accounts	29	8	11	26
Deferred Tax Asset Valuation	22,761	5,472	—	28,233
Fiscal year ended December 31, 2009
Provision for Doubtful Accounts	26	3	—	29
Deferred Tax Asset Valuation	28,233	3,858	—	32,091

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

Date: March 10, 2010

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

Name	Title	Date

/S/ J. PATRICK LASHINSKY J. Patrick Lashinsky	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2010

/S/ CHARLES C. BAKER Charles C. Baker	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2010

/S/ DAVID A. RECTOR David A. Rector	Senior Vice President and Chief Accounting Officer (Controller and Principal Accounting Officer)	March 10, 2010

/S/ DONALD F. WOOD Donald F. Wood	Chairman of the Board of Directors	March 10, 2010

/S/ ELISABETH H. DEMARSE Elisabeth H. DeMarse	Director	March 10, 2010

/S/ ROBERT C. KAGLE Robert C. Kagle	Director	March 10, 2010

/S/ STANLEY M. KOONCE, JR. Stanley M. Koonce, Jr.	Director	March 10, 2010

/S/ GARY A. WETSEL Gary A. Wetsel	Director	March 10, 2010

Exhibit Index

Exhibit Number	Description
3.1(a)(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 12, 2008

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(2)*	Form of Director and Executive Officer Indemnification Agreement

10.2(2)*	1999 Stock Option Plan

10.3(2)*	2004 Equity Incentive Plan

10.3(a)(3)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan

10.4(2)*	Form of Change of Control Agreement

10.5(X)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.5(a)(X)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.5(b)(4)	Third Amendment dated November 30, 2005 to Office Lease Agreement between ZipRealty, Inc. and CA-Emeryville Properties Limited Partnership (as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10.6(6)	Director Compensation

10.7(7)*	Management Incentive Plan — Fiscal Year 2007

10.8(8)*	Management Incentive Plan — Fiscal Year 2008

10.9(9)*	Management Incentive Plan — Fiscal Year 2009

10.10(10)*	Management Incentive Plan — Fiscal Year 2010, as amended March 4, 2010

10.11(11)*	J. Patrick Lashinsky Employment Agreement dated January 30, 2007, effective January 17, 2007

10.11(a)(12)*	J. Patrick Lashinsky Employment Agreement dated September 13, 2007, effective June 4, 2007

10.12(13)*	J. Patrick Lashinsky Restricted Stock Award Agreement dated September 13, 2007

10.13(14)*	J. Patrick Lashinsky Stock Option Award Agreement dated September 13, 2007

10.14(15)	Securities Purchase Agreement between the Company and Pyramid Technology Ventures I, L.P., entered into as of April 2, 2008

10.15(16)*	Charles C. Baker Employment Agreement, effective December 1, 2009

10.16(17)*	Stock Option Award Agreement with Charles C. Baker, dated December 11, 2008

10.17(18)*	Restricted Stock Award Agreement with Charles C. Baker, dated December 11, 2008

10.18(19)*	Stock Purchase Agreement with Charles C. Baker, dated December 11, 2008

10.19(20)*	Form of Restricted Stock Award Agreement, dated February 12, 2009

10.20(21)*	Form of Restricted Stock Award Agreement, dated as of August 21, 2009

10.21(22)*	Form of Restricted Stock Award Agreement, dated as of January 15, 2010

Exhibit Number	Description
10.22(10)*	Form of Restricted Stock Award Agreement, dated as of March 4, 2010

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) for its fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 28, 2005.

(4)	Incorporated by reference to Exhibit 10.6 and 10.6(a), respectively, to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(5)	Incorporated by reference to Exhibit 10.6(b) to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 6, 2005.

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on June 19, 2007.

(7)	Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on April 2, 2007.

(8)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 17, 2008.

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 6, 2009.

(10)	Filed herewith.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 8, 2007.

(12)	Incorporated by reference to Exhibit 10.20(a) to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 17, 2008.

(13)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on September 19, 2007.

(14)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on September 19, 2007.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on April 8, 2008.

(16)	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 17, 2009.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(19)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 17, 2009.

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 26, 2009.

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on January 22, 2010.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.