Form 10-Q
period 2010-03-31
ZIPREALTY INC
filed 2010-05-05
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

We had 20,508,472 shares of common stock outstanding at April 30, 2010.

Statement regarding forward-looking statements

This report includes forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and operations, and plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict,” “project,” “designed,” “provides,” “facilitates,” “assists,” “helps” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	trends in the residential real estate market, the market for mortgages, and the general economy;

•	our future financial results;

•	our future growth and expansion;

•	our future advertising and marketing activities; and

•	our future investment in technology.

We have based these forward-looking statements principally on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2009, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report or in materials incorporated herein by reference.

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$18,769	$23,737
Short-term investments	19,374	20,397
Accounts receivable, net of allowance of $60 and $29, respectively	2,026	1,603
Prepaid expenses and other current assets	2,574	2,726

Total current assets	42,743	48,463
Restricted cash	110	110
Property and equipment, net	3,373	3,390
Intangible assets, net	51	58
Other assets	317	371

Total assets	$46,594	$52,392

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,276	$1,620
Accrued expenses and other current liabilities	7,919	8,815

Total current liabilities	10,195	10,435
Other long-term liabilities	277	327

Total liabilities	10,472	10,762

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,030 and 23,930 shares issued and 20,505 and 20,445 shares outstanding, respectively	24	24
Additional paid-in capital	153,246	152,440
Common stock warrants	4	4
Accumulated other comprehensive loss	(79)	(153)
Accumulated deficit	(99,594)	(93,375)
Treasury stock at cost: 3,525 and 3,485 shares, respectively	(17,479)	(17,310)

Total stockholders’ equity	36,122	41,630

Total liabilities and stockholders’ equity	$46,594	$52,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net transaction revenues	$24,841	$21,352
Marketing and other revenues	947	360

Net revenues	25,788	21,712

Operating expenses
Cost of revenues	15,306	13,834
Product development	2,415	2,312
Sales and marketing	10,766	9,944
General and administrative	3,609	3,479

Total operating expenses	32,096	29,569

Loss from operations	(6,308)	(7,857)

Other income (expense), net
Interest income	89	309
Other income (expense), net	—	—

Total other income, net	89	309

Loss before income taxes	(6,219)	(7,548)
Provision for (benefit from) income taxes	—	—

Net loss	$(6,219)	$(7,548)

Net loss per share:
Basic and diluted	$(0.31)	$(0.38)
Weighted average common shares outstanding:
Basic and diluted	20,342	20,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(6,219)	$(7,548)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	596	638
Amortization of intangible assets	7	8
Stock-based compensation expense	695	993
Provision for doubtful accounts	31	10
Amortization of short-term investment premium (discount)	154	(21)

Changes in operating assets and liabilities
Accounts receivable	(454)	(185)
Prepaid expenses and other current assets	152	119
Other assets	54	103
Accounts payable	656	1,171
Accrued expenses and other current liabilities	(850)	737
Other long-term liabilities	(50)	(29)

Net cash used in operating activities	(5,228)	(4,004)

Cash flows from investing activities
Proceeds from sale and maturity of short-term investments	943	14,574
Purchases of property and equipment	(559)	(370)

Net cash provided by investing activities	384	14,204

Cash flows from financing activities
Proceeds from stock option exercises	45	—
Acquisition of treasury stock	(169)	—

Net cash used in financing activities	(124)	—

Net increase (decrease) in cash and cash equivalents	(4,968)	10,200

Cash and cash equivalents at beginning of period	23,737	18,500

Cash and cash equivalents at end of period	$18,769	$28,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2010 and 2009 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended March 31, 2009 and 2008 accounted for approximately 17.7% and 19.1% of annual net transaction revenues in 2009 and 2008, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements, which amends the use of the fair value measures and the related disclosures. This new guidance requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. The Company adopted the provisions of this new guidance during the three months ended March 31, 2010 and its adoption did not have any significant impact on the Company’s consolidated financial position, results of operations and cash flows.

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At March 31, 2010, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market securities	$14,957	$1	$—	$14,958
Asset backed	2,000	—	(86)	1,914
Mortgage backed	1,545	15	—	1,560
Corporate obligations	5,523	4	(8)	5,519
US Government and agency obligations	9,388	2	(7)	9,383

Total	$33,413	$22	$(101)	$33,334

March 31, 2010
(In thousands)
Recorded as:
Cash equivalents	$13,960
Short-term investments	19,374

$33,334

At March 31, 2010 the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $1.9 million and the related unrealized loss was approximately $86,000. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis and the financial condition of the issuer. The Company has no requirement or intent to sell the securities and expects to recover up to (or beyond) the initial cost of the investment. The evaluation of asset and mortgage backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company has determined that the unrealized loss is temporary and, accordingly, no impairment charge on investments has been recorded in the three months ended March 31, 2010. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

The estimated fair value of short-term investments classified by date of contractual maturity at March 31, 2010 was as follows:

March 31, 2010
(In thousands)
Due within one year or less	$22,562
Due after one year through two years	7,299
Due after two years through four years	3,473

$33,334

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At March 31, 2010 there were no liabilities within the scope of the accounting standards.

At March 31, 2010, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market securities	$14,958	$—	$—	$14,958
Asset backed	—	1,914	—	1,914
Mortgage backed	—	1,560	—	1,560
Corporate obligations	—	5,519	—	5,519
US Government and agency obligations	—	9,383	—	9,383

Total	$14,958	$18,376	$—	$33,334

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(6,219)	$(7,548)

Denominator:
Shares used to compute EPS basic and diluted:	20,342	20,107
Net loss per share basic and diluted:	$(0.31)	$(0.38)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Options to purchase common stock	4,025	5,210
Warrants to purchase common stock	3	3
Nonvested common stock	186	227

	4,214	5,440

5. STOCK-BASED COMPENSATION EXPENSE

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the three months ended March 31, 2010 and 2009 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended March 31,
	2010	2009
Expected volatility	46%	44%
Risk-free interest rate	2.7%	2.2%
Expected life (years)	6.1	6.1
Expected dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$2.33	$1.14

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cost of revenues	$63	$112
Product development	99	76
Sales and marketing	152	250
General and administrative	381	555

Total stock-based compensation expense	695	993
Tax effect on stock-based compensation	—	—

Net effect on net income	$695	$993

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of March 31, 2010, there was $5.3 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.7 years. As of March 31, 2010, there was $0.8 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 1.0 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2009	4,195	$4.00	6.97	$2,495
Options granted	500	4.90
Options exercised	(25)	1.82
Options forfeited/cancelled/expired	(77)	5.65

Outstanding at March 31, 2010	4,593	$4.08	7.12	$5,819

Exercisable at March 31, 2010	1,629	$4.63	5.77	$2,318

Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options generally expire after ten years. Options issued pursuant to the Company’s voluntary stock option exchange program, completed in July 2009, vest ratably over a 36 month period and expire after seven years.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.90 on March 31, 2010, and the exercise price for the options that were in-the-money at March 31, 2010. The total number of in-the-money options exercisable as of March 31, 2010 was 935,000. Total intrinsic value of options exercised was $57,000 and zero for the three months ended March 31, 2010 and 2009, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three months ended March 31, 2010 and 2009 was $184,000, and $214,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2009	225	$4.29
Shares granted	75
Shares vested	(98)
Shares forfeited	—

Nonvested at March 31, 2010	202	$5.18

6. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at March 31, 2010. The Company considers its ongoing performance, recent historical losses and expectations for the foreseeable future, among other things, in determining the need for a valuation allowance.

Based on the full valuation allowance and the taxable loss for the three months ended March 31, 2010, the Company has not recorded a tax provision or benefit.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net loss	$(6,219)	$(7,548)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	74	(60)

Comprehensive loss	$(6,145)	$(7,608)

8. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through June 2016.

Future minimum lease payments under non-cancelable operating leases at March 31, 2010 were as follows, in thousands:

Year ending December 31,	Operating Leases
2010	$1,968
2011	2,560
2012	1,451
2013	709
2014	409
Thereafter	184

Total minimum lease payments	$7,281

Legal proceedings

On March 26, 2010, the Company was named as one of fourteen defendants in a law suit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. Company is in the initial stages of investigating this matter, but does not currently believe that it has infringed on any patent, or that it has any liability for the claims alleged and thus, intends to vigorously defend against this lawsuit.

On January 22, 2010, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Elizabeth Williams v. ZipRealty, Inc., et al., by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that the Company’s practice of classifying agents as exempt employees pursuant to the “outside salesperson” exemption under California law, and compensating agents accordingly, violates applicable law regarding the payment of minimum wages and overtime. The Company filed a counter claim against Plaintiff Elizabeth Williams alleging, among other things, that Ms. Williams engaged in conduct violating her employment agreement with the Company. On March 16, 2010, the parties entered into a settlement of these claims whereby each party agreed to dismiss its claim against the other. The parties have each filed dismissals of their claims.

The Company is not currently subject to any other material legal proceedings. From time to time, the Company has been, and it currently is, a party to litigation and subject to claims incidental to the ordinary course of the business. The amounts in dispute in these matters are not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2009, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements.

OVERVIEW

General

We are a leading full-service residential real estate brokerage that uses an innovative combination of a comprehensive online presence, robust proprietary technology and knowledgeable local agents in the field to offer our clients fast, responsive and transparent service. Our award-winning, user-friendly website gives our users access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information and tools. Our proprietary technology, including our agent platform and customer relationship tools, helps us to enhance customer service while increasing agent efficiency and reducing costs, allowing us to pass on significant savings to consumers as permitted by law.

We have grown our business rapidly since our inception in 1999. In 2009, we ranked as the 5th largest residential real estate brokerage in the nation as ranked by closed transaction sides, accordingly to REAL Trends. Also in 2009, our website received more traffic than any other residential real estate brokerage in the nation, according to Hitwise. As of May 1, 2010, we operated in 35 major markets serviced by our team of over 3,000 local, licensed sales agents, and we had approximately 2.6 million active registered users who had accessed our website within the last year. All of our markets were opened prior to 2009 with the exception of Portland, which we opened in April 2009. Depending on market conditions and other criteria, we may consider entering additional markets in the future.

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

Our agents show properties to our buyers, list and market properties for our sellers, negotiate transactions and handle closing details. In most of our markets, our agents are employees to whom we provide training, marketing support, technology, customer leads and other employee benefits not typically provided by most residential real estate brokerages. However, in February 2010, we ceased to employ agents in New York, and instead engaged agents as independent contractors in that state. We plan to do likewise in Nevada beginning in June 2010. Through our modified business models in those states, we hope to deliver excellent customer service and enable independent contractor agents to be productive and efficient with minimal management oversight. We currently do not have plans to make a similar change in other markets, although we continually evaluate all aspects of our business and operational model and could make similar or different changes in other markets in the future.

Our net revenues are composed primarily of commissions earned as agents for buyers and sellers in residential real estate transactions, and we operate in one reportable segment. We record commission revenues net of any rebate, commission discount or transaction fee adjustment. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain marketing arrangements, such as with mortgage lenders to whom we provide access through the mortgage center on our website, who pay us a flat marketing fee that is established on a periodic basis, as well as from relationships with advertisers. Generally, non-commission revenues represent less than 5% of our net revenues during any period. We routinely explore options for entering into additional marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home.

We believe that customer acquisition is one of our core competencies, and although the difficulty of acquiring a sufficient number of leads online could increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Because our aggregate transaction volume market share in our markets has averaged less than 1% historically, we believe that there is an opportunity to increase our market share and grow our business, even if the overall level of sales do not grow due to macroeconomic conditions.

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We perceive that conditions such as tight lending criteria, high numbers of distressed properties, and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time. Although the federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit, there can be no assurance that these activities will have a positive, meaningful and lasting impact. In addition, as these activities end, including the federal government’s wind-down of its program to purchase troubled assets from financial institutions, the availability of credit and interest rates could be negatively affected. For 2010, we currently believe that the health of the residential housing market will be significantly affected by the availability of credit, shadow inventory levels, and interest rates, all of which could be negatively impacted by high unemployment levels.

Current residential real estate market conditions. Although the residential real estate market has begun to show some signs of price stabilization, it remains volatile and unpredictable both nationally and regionally. Federal tax credit programs designed to encourage home buyers have been extended into 2010, but the expiration of these programs, and any future rise in interest rates in keeping with our current expectations, could deter future home buyers.

Current indicators of national market conditions include the following:

•

Volume: According to the National Association of REALTORS®, or NAR, existing home sales for March 2010 rose 16.1% from March 2009, with sales rising above prior-year levels in all major regions of the country. March 2010 represented the ninth straight month of sales volume increase over prior-year levels nationally. Although the current federal tax credit program for first-time homebuyers likely helped sales late in the first quarter of 2010, we expect that program to play a greater role in bolstering sales in the second quarter of 2010; please see discussion below under “Fluctuations in quarterly profitability.” In addition, home buyers were also bolstered by low mortgage rates. According to Freddie Mac, the national average commitment rate for a 30 year conventional fixed-rate mortgage reached a record low in the fourth quarter of 2009 and remained near this record-low level in the first quarter of 2010.

•

Price: According to NAR, in March 2010, the median existing home sales price remained relatively flat from March 2009, increasing by 0.4%. We believe that some of this price stabilization was caused by the stabilization in the transaction mix with respect to distressed properties, as discussed below, and any future shift in the transaction mix back towards distressed properties could have a negative impact on prices. In addition, we perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•

Inventory: According to NAR, the total inventory of homes available for sale decreased by 1.8% from March 2009, representing the 20th straight month of inventory decrease from prior-year levels. According to NAR, foreclosures have been feeding into inventory at a fairly steady pace, which we believe has helped to support inventory levels. As discussed below, we expect that more distressed properties may enter the market in 2010, which should increase inventory levels.

•

Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the first quarter of 2010, the percentage of our sales transactions composed of distressed properties was approximately 37%, which was more than the 33% realized in the fourth quarter of 2009 but substantially lower than the peak of 53% realized in the first quarter of 2009. We currently expect that this percentage may rise again in 2010, particularly as banks expand their efforts to sell shadow inventory through short sales, as discussed below. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business in the foreseeable future.

•

Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. Shadow inventory can occur when lenders put REO properties (properties that have been foreclosed or forfeited to lenders) on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. It is difficult to assess the current volume of shadow inventory and its future impact on the residential real estate market. Recently, we have perceived a change in the handling by banks of distressed properties, whereby banks appear to be pursuing more short sales potentially to avoid the foreclosure process. We believe this trend will continue through at least the remainder of 2010 due, in part, to the federal Home Affordable Foreclosure Alternatives Program, or HAFA, which is currently scheduled to run from April 5, 2010 through the end of 2012. HAFA was designed to promote the use of short sales instead of foreclosures for certain borrowers by offering incentives to lenders and by streamlining the short sale process. If this trend towards short sales continues, it should help reduce the backlog of shadow inventory as these homes are introduced for sale on the market and become true inventory.

Fluctuations in quarterly profitability. We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors including seasonality, new market expansion, legal settlements, government activism and ongoing market challenges, including changes in the availability of home mortgage credit.

For example, in 2009, the federal government introduced a program to provide a tax credit of up to $8,000 to first-time home buyers, meaning, for this purpose, buyers who had not owned a home in the preceding three years. That program had been set to expire on November 30, 2009. We believe many first-time home buyers chose to accelerate their home purchases to take advantage of the credit before it expired, which may have bolstered sales volume in the fourth quarter of 2009 and then reduced sales volume after the planned expiration date for the program.

In November 2009, before the tax credit program expired, the federal government extended and expanded the program. In its current form, the program offers a credit of $8,000 to first-time home buyers and up to $6,500 to repeat home buyers who have lived in their current home for five consecutive years in the past eight years. To take advantage of the current program, buyers must have entered into a home purchase contract by April 30, 2010, and complete the purchase by June 30, 2010. Once again, we expect that this program may have a positive effect on our home sales volume in the first half of 2010, particularly in the second quarter, but may also result in fewer sales than we otherwise would have closed in the second half of 2010.

Industry seasonality and cyclicality. The residential real estate brokerage market is influenced both by seasonal factors and by overall economic cycles. While individual markets vary, transaction volume nationally tends to progressively increase from January through the summer months, then gradually slow over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing for traditional home purchases. For non-traditional sales, the time lag from contract execution to closing can be longer. We have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in our 10-K for the year ended December 31, 2009, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

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

The accounting standard for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at March 31, 2010.

Recently issued accounting pronouncements

See Note 2 titled “Recent Accounting Pronouncements” of our Notes to Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended March 31,
Consolidated statements of operations data (unaudited)	2010	2009
	(In thousands, except per share data)
Net transaction revenues	$24,841	$21,352
Marketing and other revenues	947	360

Net revenues	25,788	21,712

Operating expenses:
Cost of revenues	15,306	13,834
Product development	2,415	2,312
Sales and marketing	10,766	9,944
General and administrative	3,609	3,479

Total operating expenses	32,096	29,569

Loss from operations	(6,308)	(7,857)

Other income (expense), net
Interest income	89	309
Other income, net	—	—

Total other income (expense), net	89	309

Loss before income taxes	(6,219)	(7,548)
Provision for income taxes	—	—

Net loss	$(6,219)	$(7,548)

Net loss per share:
Basic and diluted	$(0.31)	$(0.38)
Weighted average common shares outstanding:
Basic and diluted	20,342	20,107

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
Consolidated statements of operations data (unaudited)	2010	2009
Net transaction revenues	96.3%	98.3%
Marketing and other revenues	3.7	1.7

Net revenues	100.0	100.0

Operating expenses:
Cost of revenues	59.4	63.7
Product development	9.4	10.6
Sales and marketing	41.7	45.8
General and administrative	14.0	16.0

Total operating expenses	124.5	136.1

Loss from operations	(24.5)	(36.1)

Other income (expense), net
Interest income	0.3	1.4
Other income, net	—	—

Total other income, net	0.3	1.4

Loss before income taxes	(24.2)	(34.7)
Provision for income taxes	—	—

Net loss	(24.2)%	(34.7)%

Comparison of the three months ended March 31, 2010 and 2009

Other operating data

	Three Months Ended March 31,		Increase	Percent
	2010	2009	(Decrease)	Change

Number of markets (1)	35	34	1

Number of transactions closed during the period (2)
Buyer representation	4,527	3,954	573	14.5%
Seller representation	376	217	159	73.3%

Total	4,903	4,171	732	17.5%

Average net revenue per transaction (3)	$5,067	$5,119	$(52)	(1.0)%

Number of ZipAgents at end of the period	3,017	2,989	28	0.9%

(1)	We previously presented information about our existing or mature markets compared to our new or developing markets to provide an additional perspective on our business. We significantly curtailed new market expansion during the years ended December 31, 2009 and 2008 and currently have no plans to open any new markets during the year ending 2010. Accordingly, we believe the presentation of total market operations provides an appropriate perspective on our business until such time, if any, we expand into new markets. Our markets include:

Atlanta, GA	Jacksonville, FL	Richmond, VA
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	Salt Lake City, UT
Boston, MA	Miami, FL	San Diego, CA
Charlotte, NC	Minneapolis, MN	San Francisco Bay Area, CA
Chicago, IL	Naples, FL	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Denver, CO	Orlando, FL	Tucson, AZ
Fresno/Central Valley, CA	Palm Beach, FL	Virginia Beach, VA
Greater Philadelphia Area, PA	Phoenix, AZ	Washington, DC
Hartford, CT	Portland, OR	Westchester County/Long Island, NY
Houston, TX	Raleigh-Durham, NC

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist primarily of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended March 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(In thousands)
Net transaction revenues	$24,841	$21,352	$3,489	16.3%

The increase in net transaction revenues of $3.5 million or 16.3% was driven primarily by an increase in the number of transactions closed during the period of 732 or 17.5%, offset by a decrease in average net revenue per transaction of $52 or 1.0%. The year over year increase in the number of transactions closed was partially attributable to an increase of 159 or 73.3% sell side transactions as these seller representation transactions increased to 7.7% of total transactions closed from 5.2% in the quarter ended March 31, 2009. The year over year decrease in average net revenue per transaction for the quarter ended March 31, 2009 was $1,328 or 20.6%. We believe year over year decreases in average net revenue per transaction have moderated because of a combination of factors. Foreclosure, bank real estate owned (“REO”) and short sale transactions, which are typically transacted at reduced sales prices, declined to 37% of transactions in the quarter ended March 31, 2010 from 53% in the quarter ended March 31, 2009. Overall decreases in housing prices continue as well as ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

We expect our net transaction revenues will increase for 2010 driven by an increase in the overall number of transactions in our markets partially offset by a continued decrease in net revenue per transaction. The decrease in net revenue per transaction year over year is expected to result from a continuation of the factors impacting the period ended March 31, 2010: overall decreases in housing prices, the number of foreclosure, bank REO and short sale transactions, typically at further reduced sales prices, and ongoing pressure on the availability of consumer mortgage financing particularly impacting the sale of higher priced housing. We expect foreclosure, bank REO and, particularly, short sales to increase as a percentage of transactions closed during the remainder of 2010 which will continue to contribute to the expected decrease in net revenue per transaction.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements and advertising.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Marketing and other revenues
Markets	104	99	5	5.2%
Corporate	843	261	582	222.2%

Total	$947	$360	$587	162.8%

The increase in corporate marketing and other revenues for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 was primarily attributable to fees from a mortgage services marketing agreement with Bank of America, which commenced in June 2009.

We expect our marketing and other income will increase for 2010 attributable to full year results from the Bank of America agreement and as we explore our options for other marketing agreements, advertising and sources of residential real estate related services.

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

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Cost of revenues	$15,306	$13,834	$1,472	10.6%

The increase in cost of revenues for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 was primarily related to the overall increase in net revenues on which we pay agent commissions. Agent commissions and payroll taxes increased by $2.0 million or 19.0% primarily attributable to the mix of agent commissions paid and the increase in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $0.6 million or 19.0% primarily attributable to a decrease in the number of qualifying agents. Overall, cost of revenues as a percentage of market net revenues decreased by about 3.1 percentage points.

We expect our cost of revenues for 2010 will increase in absolute dollars and decrease as a percentage of net revenues over the remainder of the year. The first quarter of each calendar year is typically the seasonally slowest quarter of the year with the highest cost of revenue percentage primarily attributable to the relatively fixed costs of agent performance and tenure based programs, benefits and expense reimbursements as well as higher payroll taxes due to resets of limits at the beginning of the year.

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

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Product development	$2,415	$2,312	$103	4.5%

The increase in product development expenses for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 was due primarily to supporting higher website volume and fulfilling product requirements for our website and ZAP system and consisted primarily of increases in salaries and benefits of $0.1 million and infrastructure costs of $0.1 million partially offset by a decrease in depreciation expense of $0.1 million. As a percentage of net revenues, product development expenses decreased by 1.2 percentage points for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

We expect our product development expenses to increase in 2010 in absolute dollars and to decrease as a percentage of net revenues over the remainder of the year. The first quarter of each calendar year is typically the seasonally slowest period of the year with all operating expenses representing a higher percentage of net revenues than full year results are expected to reflect.

Sales and marketing

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in sales, sales support and customer service as well as promotional, advertising and client acquisition costs. These expenses have been categorized below between those incurred in our market offices and those expenses which are incurred by the regional and corporate support functions.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Sales and marketing
Markets	8,787	8,182	605	7.4%
Regional/corporate sales support and marketing	1,979	1,762	217	12.4%

Total	$10,766	$9,944	$822	8.3%

Sales and marketing expenses increased in our markets by approximately $0.6 million or 7.4% principally attributable to increases in salaries and benefits of $0.3 million and customer acquisition and marketing costs of $0.3 million. As a percentage of market net revenues, market sales and marketing expenses were 35.2% in the current year compared to 38.1% in the prior year.

Regional/corporate sales support and marketing expenses increased by approximately $0.2 million or 12.4% and consisted primarily of general operating expenses including sales incentive and management meetings. As a percentage of net revenues, regional sales support and marketing expenses were approximately 7.7% in the current year compared to 8.1% in the prior year.

We expect our market level and regional/corporate sales and marketing expenses for 2010 will increase in absolute dollars but will decrease as a percentage of net revenues over the remainder of the year. The first quarter of each calendar year is typically the seasonally slowest period of the year with all operating expenses representing a higher percentage of net revenues than full year results are expected to reflect.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
General and administrative	$3,609	$3,479	$130	3.7%

The increase in general and administrative expenses for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 was principally due to an increase in salaries and benefits of $0.1 million. As a percentage of net revenues, general and administrative expenses were 14.0% for the current year compared to 16.0% in the prior year.

We expect our general and administrative expenses for 2010 will increase in absolute dollars but will decrease as a percentage of net revenues over the remainder of the year. The first quarter of each calendar year is typically the seasonally slowest period of the year with all operating expenses representing a higher percentage of net revenues than full year results are expected to reflect.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Interest income	$89	$309	$(220)	(71.1)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2008 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable cash used in our operating activities as a result of the losses incurred since March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2010 are our cash, cash equivalents and short-term investments. As of March 31, 2010, we had cash, cash equivalents and short-term investments at fair value of $38.1 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $5.2 and $4.0 million in the three months ended March 31, 2010 and 2009, respectively. Cash used in the quarter ended March 31, 2010 resulted primarily from a net loss of $6.2 million increased by net changes in operating assets and liabilities of $0.5 million and decreased by non-cash adjustments. The non-cash adjustments resulted primarily from $0.6 million of depreciation and amortization and $0.7 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the quarter ended March 31, 2009 resulted primarily from a net loss of $7.5 million decreased by non-cash adjustments including $0.6 million of depreciation and amortization and $1.0 million of stock-based compensation expense.

Our primary source of operating cash flow is the collection of our net commission income from escrow companies or similar intermediaries in the real estate transaction closing process offset by cash payments for ZipAgent costs; commissions, payroll taxes, benefits, award programs and expense reimbursements, as well as for product development, sales and marketing and general and administrative costs including employee compensation, benefits, client acquisition costs and other operating expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $0.4 million and $14.2 million in the three months ended March 31, 2010 and 2009, respectively. Cash provided for in the three months ended March 31, 2010 primarily represents the proceeds from the sale and maturity of short-term investments of $0.9 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the three months ended March 31, 2009 represent the net proceeds from the sales and maturity of short-term investments of $14.6 million less the purchase of property and equipment, including amounts for website development and internal use software.

We typically maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change.

Currently, we expect our remaining 2010 capital expenditures to be approximately $2.2 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities used $0.1 million in the three months ended March 31, 2010 and were not significant in the three months ended March 31, 2009. The use of cash for the three months ended March 31, 2010 represents primarily the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards partially offset by the proceeds from stock option exercises.

As of March 31, 2010, we had one warrant outstanding for the purchase of an aggregate of 3,284 shares of our common stock at an exercise price of $18.27 per share; that warrant is currently exercisable at the option of the holder and expires in August 2010.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and advertising initiatives, our rate of growth into new geographic markets and possible repurchases of our common stock. In addition, if the current macroeconomic environment and depressed state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through June 2016. The following table provides summary information concerning our future contractual obligations and commitments at March 31, 2010.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,629	$3,560	$969	$123	$7,281

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net revenue	$25,788	$21,712
Adjusted EBITDA	$(5,010)	$(6,218)
Adjusted EBITDA margin	(19.4)%	(28.6)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net loss	$(6,219)	$(7,548)
Add back
Interest income	(89)	(309)
Depreciation and amortization	603	646
Stock-based compensation expense	695	993

Non-GAAP Adjusted EBITDA	$(5,010)	$(6,218)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of March 31, 2010 and 2009, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2010 and 2009, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a law suit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. We are in the initial stages of investigating this matter, but do not currently believe that we have infringed on any patent, or that we have any liability for the claims alleged and thus, intends to vigorously defend against this lawsuit.

On January 22, 2010, we were named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Elizabeth Williams v. ZipRealty, Inc., et al., by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that our practice of classifying agents as exempt employees pursuant to the “outside salesperson” exemption under California law, and compensating agents accordingly, violates applicable law regarding the payment of minimum wages and overtime. We filed a counter claim against Plaintiff Elizabeth Williams alleging, among other things, that Ms. Williams engaged in conduct violating her employment agreement with us. On March 16, 2010, the parties entered into a settlement of these claims whereby each party agreed to dismiss their claim against the other. The parties have each filed dismissals of their claims.

We are not currently subject to any other material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on the business, financial position, results of operations or cash flows

Item 1A.	Risk Factors:

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2009. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended March 31, 2010, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 5.	Other Information:

Our Insider Trading Compliance Program allows directors, officers and other employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, none of our directors or executive officers has adopted a Rule 10b5-1 trading plan, but they may do so in the future, and we believe that our additional officers and employees may have established such programs or may do so in the future.

Item 6.	Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ Charles C. Baker
Charles C. Baker
Executive Vice President and Chief Financial Officer

Date: May 5, 2010

Exhibit Index

Exhibit number	Description
3.1(a)(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Management Incentive Plan — Fiscal Year 2010, as amended March 4, 2010, and as conditioned on March 16, 2010 by achievement of break-even Adjusted EBITA

10.2(4)*	Form of Restricted Stock Award Agreement, dated as of January 15, 2010

10.3(5)*	Form of Restricted Stock Award Agreement, dated as of March 4, 2010

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.
(3)	Filed herewith.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on January 22, 2010.
(5)	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 10, 2010.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.