Form 10-Q
period 2010-06-30
ZIPREALTY INC
filed 2010-08-04
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

We had 20,490,635 shares of common stock outstanding at July 30, 2010.

Statement regarding forward-looking statements

This report includes forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and operations, and plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict,” “project,” “designed,” “provides,” “facilitates,” “assists,” “helps” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	trends in the residential real estate market, the market for mortgages, and the general economy;

•	our future financial results;

•	our future growth and expansion;

•	our future advertising and marketing activities;

•	our future investment in technology, and

•	the impact of transitioning certain of our agents from employees to independent contractors.

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$21,512	$23,737
Short-term investments	18,361	20,397
Accounts receivable, net of allowance of $83 and $29, respectively	3,016	1,603
Prepaid expenses and other current assets	2,327	2,726

Total current assets	45,216	48,463
Restricted cash	90	110
Property and equipment, net	3,188	3,390
Intangible assets, net	44	58
Other assets	264	371

Total assets	$48,802	$52,392

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,640	$1,620
Accrued expenses and other current liabilities	8,915	8,815

Total current liabilities	11,555	10,435
Other long-term liabilities	242	327

Total liabilities	11,797	10,762

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,037 and 23,930 shares issued and 20,502 and 20,445 shares outstanding, respectively	24	24
Additional paid-in capital	154,317	152,440
Common stock warrants	4	4
Accumulated other comprehensive loss	(8)	(153)
Accumulated deficit	(99,819)	(93,375)
Treasury stock at cost: 3,535 and 3,485 shares, respectively	(17,513)	(17,310)

Total stockholders’ equity	37,005	41,630

Total liabilities and stockholders’ equity	$48,802	$52,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net transaction revenues	$36,415	$31,702	$61,256	$53,054
Marketing and other revenues	1,169	432	2,116	792

Net revenues	37,584	32,134	63,372	53,846

Operating expenses
Cost of revenues	20,995	18,909	36,301	32,743
Product development	2,257	2,344	4,672	4,656
Sales and marketing	11,645	10,237	22,411	20,181
General and administrative	2,990	3,278	6,599	6,757

Total operating expenses	37,887	34,768	69,983	64,337

Loss from operations	(303)	(2,634)	(6,611)	(10,491)

Other income (expense), net
Interest income	78	200	167	509
Other income (expense), net	—	1	—	1

Total other income (expense), net	78	201	167	510

Loss before income taxes	(225)	(2,433)	(6,444)	(9,981)
Provision for income taxes	—	—	—	—

Net loss	$(225)	$(2,433)	$(6,444)	$(9,981)

Net loss per share:
Basic and diluted	$(0.01)	$(0.12)	$(0.32)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	20,338	20,140	20,381	20,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(6,444)	$(9,981)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,156	1,285
Amortization of intangible assets	14	15
Stock-based compensation expense	1,738	2,079
Provision for doubtful accounts	54	—
Amortization of short-term investment premium (discount)	310	(17)
Loss on disposal of property and equipment	—	7

Changes in operating assets and liabilities
Accounts receivable	(1,467)	(720)
Prepaid expenses and other current assets	399	385
Other assets	107	288
Accounts payable	1,020	541
Accrued expenses and other current liabilities	146	2,296
Other long-term liabilities	(85)	(40)

Net cash used in operating activities	(3,052)	(3,862)

Cash flows from investing activities
Restricted cash	20	20
Proceeds from sale and maturity of short-term investments	1,871	21,440
Purchases of property and equipment	(919)	(746)

Net cash provided by investing activities	972	20,714

Cash flows from financing activities
Proceeds from stock option exercises	58	6
Acquisition of treasury stock	(203)	(30)

Net cash used in financing activities	(145)	(24)

Net increase (decrease) in cash and cash equivalents	(2,225)	16,828

Cash and cash equivalents at beginning of period	23,737	18,500

Cash and cash equivalents at end of period	$21,512	$35,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2010 and 2009 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended June 30, 2009 and 2008 accounted for approximately 26.3% and 28.3% of annual net transaction revenues in 2009 and 2008, respectively. Net transaction revenues during the six months ended June 30, 2009 and 2008 accounted for approximately 43.9% and 47.4% of annual net transaction revenues in 2009 and 2008, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements, which amends the use of the fair value measures and the related disclosures. This new guidance requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. The Company adopted the provisions of this new guidance and its adoption did not have any significant impact on the Company’s 2010 consolidated financial position, results of operations and cash flows.

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At June 30, 2010, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market securities	$16,118	$1	$—	$16,119
Asset backed	2,000	—	(11)	1,989
Mortgage backed	617	3	—	620
Corporate obligations	5,465	—	(11)	5,454
US Government and agency obligations	9,288	10	—	9,298

Total	$33,488	$14	$(22)	$33,480

June 30, 2010
(In thousands)
Recorded as:
Cash equivalents	$15,119
Short-term investments	18,361

$33,480

At June 30, 2010 the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $2.0 million and the related unrealized loss was approximately $11,000. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis and the financial condition of the issuer. The Company has no requirement or intent to sell the securities and expects to recover up to (or beyond) the initial cost of the investment. The evaluation of asset and mortgage backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company has determined that the unrealized loss is temporary and, accordingly, no impairment charge on investments has been recorded in the three and six months ended June 30, 2010. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

The estimated fair value of short-term investments classified by date of contractual maturity at June 30, 2010 was as follows:

June 30, 2010
(In thousands)
Due within one year or less	$30,871
Due after one year through two years	—
Due after two years through four years	2,609

$33,480

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At June 30, 2010 there were no liabilities within the scope of the accounting standards.

At June 30, 2010, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market securities	$16,119	$—	$—	$16,119
Asset backed	—	1,989	—	1,989
Mortgage backed	—	620	—	620
Corporate obligations	—	5,454	—	5,454
US Government and agency obligations	—	9,298	—	9,298

Total	$16,119	$17,361	$—	$33,480

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net loss	$(225)	$(2,433)	$(6,444)	$(9,981)

Denominator:
Shares used to compute EPS basic and diluted:	20,338	20,140	20,381	20,136
Net loss per share basic and diluted:	$(0.01)	$(0.12)	$(0.32)	$(0.50)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Options to purchase common stock	4,596	5,241	4,446	5,226
Warrants to purchase common stock	3	3	3	3
Nonvested common stock	192	274	189	251

Total	4,791	5,518	4,638	5,480

5. STOCK-BASED COMPENSATION EXPENSE

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the three and six months ended June 30, 2010 and 2009 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected volatility	47%	45%	46 - 47%	44 - 45%
Risk-free interest rate	2.0 - 2.4%	0.5 - 2.5%	2.0 - 2.7%	0.5 - 2.5%
Expected life (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.62	$1.41	$2.23	$1.32

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$107	$81	$170	$193
Product development	125	95	224	171
Sales and marketing	264	292	416	542
General and administrative	547	618	928	1,173

Total stock-based compensation expense	1,043	1,086	1,738	2,079
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$1,043	$1,086	$1,738	$2,079

The Company utilizes the hosted services of a third-party to automate the administration of its employee equity programs and calculate its stock-based compensation expense. The Company noted that stock-based compensation expense was incorrectly calculated and recorded an immaterial correction of an error of $246,000 relating to prior periods during the three months ended June 30, 2010.

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of June 30, 2010, there was $4.9 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.5 years. As of June 30, 2010, there was $0.6 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 0.8 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2009	4,195	$4.00	6.97	$2,495
Options granted	582	4.70
Options exercised	(32)	1.80
Options forfeited/cancelled/expired	(159)	5.11

Outstanding at June 30, 2010	4,586	$4.07	6.92	$546

Exercisable at June 30, 2010	1,867	$4.47	5.72	$532

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

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.61 on June 30, 2010, and the exercise price for the options that were in-the-money at June 30, 2010. The total number of in-the-money options exercisable as of June 30, 2010 was 496,000. Total intrinsic value of options exercised was $74,000 and $10,000 for the six months ended June 30, 2010 and 2009, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2010 was $180,000, and $364,000, respectively. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2009 was $255,000, and $469,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2009	225	$4.29
Shares granted	75
Shares vested	(132)
Shares forfeited	—

Nonvested at June 30, 2010	168	$5.02

6. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at June 30, 2010. The Company considers its ongoing performance, recent historical losses and expectations for the foreseeable future, among other things, in determining the need for a valuation allowance.

Based on the full valuation allowance and the taxable loss for the six months ended June 30, 2010, the Company has not recorded a tax provision or benefit.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(225)	$(2,433)	$(6,444)	$(9,981)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	71	112	145	52

Comprehensive loss	$(154)	$(2,321)	$(6,299)	$(9,929)

8. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through June 2016.

Future minimum lease payments under non-cancelable operating leases at June 30, 2010 were as follows, in thousands:

Year ending December 31,	Operating Leases
2010	$1,350
2011	2,577
2012	1,457
2013	741
2014	409
Thereafter	184

Total minimum lease payments	$6,718

Legal proceedings

On March 26, 2010, the Company was named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. The Company is in the initial stages of investigating this matter, but it does not currently believe that it has infringed on any patent, or that it has any liability for the claims alleged and it intends to vigorously defend against this lawsuit.

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

OVERVIEW

General

We are a leading full-service residential real estate brokerage that uses an innovative combination of a comprehensive online presence, robust proprietary technology and knowledgeable local agents to offer our clients fast, responsive and transparent service. Our award-winning, user-friendly website gives our users access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information and tools. Our proprietary technology, including our agent platform and customer relationship tools, helps us to enhance customer service while increasing agent efficiency and reducing costs, allowing us to pass on significant savings to consumers as permitted by law.

We have grown our business rapidly since our inception in 1999. In 2009, we ranked as the 5th largest residential real estate brokerage in the nation as ranked by closed transaction sides, accordingly to REAL Trends, an industry research firm. Also in 2009, our website received more traffic than any other residential real estate brokerage in the nation, according to Hitwise, a provider of online competitive information. As of August 1, 2010, we had wholly owned operations in 35 major markets serviced by our team of over 3,000 local, licensed sales agents, and we had approximately 2.6 million active registered users who had accessed our website within the last year. All of our markets were opened prior to 2009 with the exception of Portland, which we opened in April 2009.

We typically share a portion of our commissions with our buyer clients in the form of a cash rebate, and typically represent our seller clients at fees below those offered by most traditional brokerage companies in our markets. Generally, our seller clients pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers. In the Oregon portion of our Portland market (which includes portions of both Oregon and Washington), the payment of cash rebates is not currently permitted by law, so we have adjusted our value proposition for our buyer clients by offering an enhanced client satisfaction guarantee.

Our agents show properties to our buyers, list and market properties for our sellers, negotiate transactions and handle closing details. In most of our markets, our agents are employees to whom we provide training, marketing support, technology, customer leads and other employee benefits that are typically not provided by residential real estate brokerages. However, in February 2010, we ceased to employ agents in New York, and instead engaged agents as independent contractors in that state. We did likewise in Nevada in June 2010. Also, we are currently adopting an independent contractor model in California, and we expect that all of our sales agents in California will be independent contractors by September 2010. Through our modified business models in those states, we hope to deliver excellent customer service and enable independent contractor agents to be productive and efficient with minimal management oversight. We currently do not have plans to make a similar change in other markets, although we continually evaluate all aspects of our business and operational model and could make changes in other markets in the future.

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

We believe that customer acquisition is one of our core competencies, and although the difficulty of acquiring a sufficient number of leads online could increase over time, we expect that we can mitigate some of that impact with repeat and referral business, as well as by increasing our visibility and credibility to potential clients over time. Because our aggregate transaction volume market share in our markets has averaged less than 1% historically, we believe that there is an opportunity to increase our market share and grow our business over the long term, even if the overall level of sales do not grow due to macroeconomic conditions.

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We perceive that conditions such as tight lending criteria, high numbers of distressed properties, and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time, as could poor consumer credit ratings caused by past and future mortgage defaults. The federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit, including the federal government’s purchase of troubled assets from financial institutions, as well as the offering of tax credits to home buyers. However, there can be no assurance that these activities will have a positive, meaningful and lasting impact. In addition, as these activities end, the demand for housing, the availability of credit and interest rates could be negatively affected. For 2010, we currently believe that the health of the residential housing market will be significantly affected by the availability of credit, shadow inventory levels, and interest rates, as well as any persistence in high unemployment levels.

Current residential real estate market conditions. The residential real estate market remains volatile and unpredictable both nationally and regionally. We have seen indications of a reduced demand for home purchases and an increased interest in home rentals. According to Hitwise, in June 2010 online share of visits to the Business and Finance – Real Estate category declined by about 20% year-over-year, despite share of visit gains of about 30% to the top rental sites within this same category. We believe this drop in demand for home purchases has been caused by the lingering macroeconomic pressures discussed above, and may have been exacerbated by the expiration in the second quarter of 2010 of the federal tax credit program for home buyers, which is discussed in more detail below. Although the housing market has been bolstered by historically low mortgage rates, any future rise in interest rates could deter future home buyers.

Recent indicators of national market conditions include the following:

•

Volume: According to the National Association of REALTORS®, or NAR, existing home sales in the second quarter of 2010 were stronger year-over-year in all major regions of the country, but gains over prior-year levels slowed by the end of the quarter, with sales in June 2010 rising 9.8% from June 2009. Home purchases were apparently bolstered by low mortgage rates, which reached a record low in June 2010 for a 30-year, conventional, fixed-rate mortgage, as well by as the federal tax credit program for homebuyers, which is discussed below under “Fluctuations in quarterly profitability.” However, the tax credit program was available only for transactions that were opened by April 30, 2010, and the opening of transactions declined considerably after that deadline passed. According to NAR, in May 2010 its pending home sales index dropped 30.0% from the previous month and 15.9% from May 2009. This decline in pending transactions should translate into fewer closed transactions in the third quarter of 2010. It is unclear to what extent the federal tax credit program increased true demand for housing, and to what extent it simply accelerated the decision to purchase a home for some buyers who otherwise would have transacted in the second half of 2010 or later.

•

Price: According to NAR, in June 2010, the median existing home sales price remained relatively flat from June 2009, increasing by 1.0%. We believe that some of this price stabilization was caused by the stabilization in the transaction mix with respect to distressed properties, as discussed below, and any future shift in the transaction mix back towards distressed properties could have a negative impact on prices. Some of this price stabilization may also have been caused by the federal tax credit program, and it remains uncertain whether, or how, the expiration of that program will affect home sales prices in the third quarter of 2010. In addition, we perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•

Inventory: Inventory levels appear to have stabilized. According to NAR, in April 2010, the total inventory of homes available for sale increased year-over-year for the first time in 21 months, and by June 2010, inventory levels had increased by more than 4% year-over-year. According to NAR, foreclosures have been feeding into inventory at a fairly steady pace, which we believe has helped to support inventory levels.

•

Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the second quarter of 2010, the percentage of our sales transactions composed of distressed properties was approximately 31%, which was less than the 37% realized in the previous quarter and substantially lower than the peak of 53% realized in the first quarter of 2009. We believe this decrease may have been caused, in part, by buyers preferring standard transactions over purchases of distressed properties, which typically take longer to complete, in order to meet the deadlines for the federal tax credit program. We currently expect that this percentage may rise again in 2010, particularly as banks expand their efforts to sell shadow inventory through short sales, as discussed below. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

•

Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. Shadow inventory can occur when lenders put REO properties (properties that have been foreclosed or forfeited to lenders) on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. It is difficult to assess the current volume of shadow inventory and its future impact on the residential real estate market. Recently, we have perceived a change in the handling by banks of distressed properties, whereby banks appear to be pursuing more short sales potentially to avoid the foreclosure process. We believe this trend will continue through at least the remainder of 2010 due, in part, to the federal Home Affordable Foreclosure Alternatives Program, or HAFA. HAFA was designed to promote the use of short sales instead of foreclosures for certain borrowers by offering incentives to lenders and by streamlining the short sale process.

Fluctuations in quarterly profitability. We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors including seasonality, new market expansion, legal settlements, government intervention and ongoing market challenges, including changes in the availability of home mortgage credit.

For example, in 2009, the federal government introduced a program to provide a tax credit of up to $8,000 to first-time home buyers, meaning buyers who had not owned a home in the preceding three years, and a tax credit of up to $6,500 to repeat home buyers, meaning buyers who had lived in their current homes for five consecutive years in the past eight years. To take advantage of the program, buyers must have entered into a home purchase contract by April 30, 2010, and must complete the purchase by September 30, 2010 (this deadline was extended from the original deadline of June 30). We believe that this program had a positive effect on home sales volume in the first half of 2010, particularly in the second quarter. However, we also believe that the program may have accelerated the decision to purchase a home for some buyers and, therefore, may result in fewer sales than otherwise would have closed in the second half of 2010 and later.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2009, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

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

The accounting standard for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at June 30, 2010.

Recently issued accounting pronouncements

See Note 2 titled “Recent Accounting Pronouncements” of our Notes to Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated statements of operations data (unaudited)	2010	2009	2010	2009
	(In thousands, except per share data)
Net transaction revenues	$36,415	$31,702	$61,256	$53,054
Marketing and other revenues	1,169	432	2,116	792

Net revenues	37,584	32,134	63,372	53,846

Operating expenses:
Cost of revenues	20,995	18,909	36,301	32,743
Product development	2,257	2,344	4,672	4,656
Sales and marketing	11,645	10,237	22,411	20,181
General and administrative	2,990	3,278	6,599	6,757

Total operating expenses	37,887	34,768	69,983	64,337

Loss from operations	(303)	(2,634)	(6,611)	(10,491)

Other income (expense):
Interest income	78	200	167	509
Other income (expense), net	—	1	—	1

Total other income (expense), net	78	201	167	510

Loss before income taxes	(225)	(2,433)	(6,444)	(9,981)
Provision for income taxes	—	—	—	—

Net loss	$(225)	$(2,433)	$(6,444)	$(9,981)

Net loss per share:
Basic and diluted	$(0.01)	$(0.12)	$(0.32)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	20,338	20,140	20,381	20,136

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated statements of operations data (unaudited)	2010	2009	2010	2009
Net transaction revenues	96.9%	98.7%	96.7%	98.5%
Marketing and other revenues	3.1	1.3	3.3	1.5

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	55.9	58.8	57.3	60.8
Product development	6.0	7.3	7.4	8.6
Sales and marketing	31.0	31.9	35.4	37.5
General and administrative	8.0	10.2	10.4	12.5

Total operating expenses	100.9	108.2	110.5	119.4

Loss from operations	(0.9)	(8.2)	(10.5)	(19.4)

Other income (expense), net
Interest income	0.2	0.6	0.3	0.9
Other income (expense), net	—	—	—	—

Total other income (expense), net	0.2	0.6	0.3	0.9

Loss before income taxes	(0.7)	(7.6)	(10.2)	(18.5)
Provision for income taxes	—	—	—	—

Net loss	(0.7)%	(7.6)%	(10.2)%	(18.5)%

Comparison of the three months ended June 30, 2010 and 2009

Other operating data

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009

Number of markets (1)	35	35	—

Number of transactions closed during the period (2)
Buyer representation	6,391	5,628	763	13.6%
Seller representation	709	389	320	82.3%

Total	7,100	6,017	1,083	18.0%

Average net revenue per transaction (3)	$5,129	$5,269	$(140)	(2.7)%

Number of ZipAgents at end of the period	3,251	3,172	79	2.5%

(1)	We previously presented information about our existing or mature markets compared to our new or developing markets to provide an additional perspective on our business. We significantly curtailed new market expansion during the years ended December 31, 2009 and 2008 and currently have no plans to open any new markets during the year ending 2010. Accordingly, we believe the presentation of total market operations provides an appropriate perspective on our business until such time, if any, we expand into new markets. Our markets include:

Atlanta, GA	Jacksonville, FL	Richmond, VA
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	Salt Lake City, UT
Boston, MA	Miami, FL	San Diego, CA
Charlotte, NC	Minneapolis, MN	San Francisco Bay Area, CA
Chicago, IL	Naples, FL	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Denver, CO	Orlando, FL	Tucson, AZ
Fresno/Central Valley, CA	Palm Beach, FL	Virginia Beach, VA
Greater Philadelphia Area, PA	Phoenix, AZ	Washington, DC
Hartford, CT	Portland, OR	Westchester County/Long Island, NY
Houston, TX	Raleigh-Durham, NC

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist primarily of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Net transaction revenues	$36,415	$31,702	$4,713	14.9%

The increase in net transaction revenues of $4.7 million or 14.9% was driven primarily by an increase in the number of transactions closed during the period partially offset by a decrease in average net revenue per transaction. The year over year increase in the number of transactions closed of 1,083 or 18.0%, was partially attributable to an increase of 320 or 82.3% sell side transactions as these seller representation transactions increased to 10.0% of total transactions closed from 6.5% in the quarter ended June 30, 2009. The year over year decrease in average net revenue per transaction was $140 or 2.7% compared to the year over year decrease in average net revenue per transaction of $1,112 or 17.4% last year. We believe year over year decreases in average net revenue per transaction have moderated because of a combination of factors including fewer non standard transactions as foreclosure, bank real estate owned (“REO”) and short sale transactions, which are typically transacted at reduced sales prices, declined to 31.1% of transactions in the quarter ended June 30, 2010 from 42.7% in the quarter ended June 30, 2009. Depressed housing prices continue, and ongoing tightness in the availability of consumer mortgage financing particularly impacts the sale of higher priced housing.

We expect our net transaction revenues will be relatively flat to down for the remainder of 2010, compared to the same period last year, due to continued uncertainty in transaction volumes and net revenue per transaction. Net revenue per transaction is impacted by housing prices, and particularly, by the number of foreclosure, bank REO and short sale transactions.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements and advertising.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Marketing and other revenues
Markets	$118	$125	$(7)	(5.8)%
Corporate	1,051	307	744	242.4%

Total	$1,169	$432	$737	170.4%

The increase in corporate marketing and other revenues for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 was primarily attributable to fees from a mortgage services marketing agreement with Bank of America, which commenced in June 2009, and advertising on our website.

We expect our marketing and other income will increase for the remainder of 2010 compared to the same period last year attributable to increased advertising on our website.

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

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Cost of revenues	$20,995	$18,909	$2,086	11.0%

The increase in cost of revenues for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 was primarily related to the overall increase in net revenues on which we pay agent commissions. Agent commissions, payroll taxes and benefits increased by $2.9 million or 18.6% primarily attributable to the mix of agent commissions paid and the increase in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $0.8 million or 24.7% primarily attributable to changes made to the qualification standards of some of these programs and a decrease in the number of qualifying agents. Overall, cost of revenues as a percentage of market net revenues decreased by about 1.9 percentage points.

We expect our cost of revenues for the remainder of 2010 compared to the same period last year will be relatively flat to down. Our cost of revenues primarily moves in relation to the market net revenues on which commissions and related costs are based. Cost of revenues may increase or decrease primarily as a result of the mix of commission rates paid to our ZipAgents.

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

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Product development	$2,257	$2,344	$(87)	(3.7)%

The decrease in product development expenses for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 was due primarily to a decrease in depreciation expense of $0.1 million. As a percentage of net revenues, product development expenses decreased by 1.4 percentage points for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

We expect our product development expenses, as a percentage of net revenues, to be comparable for the remainder of 2010 compared to the same period last year.

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

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Sales and marketing
Markets	$9,885	$8,428	$1,457	17.3%
Regional/corporate sales support and marketing	1,760	1,809	(49)	(2.7)%

Total	$11,645	$10,237	$1,408	13.7%

Sales and marketing expenses increased in our markets by approximately $1.5 million or 17.3% principally attributable to increases in salaries and benefits of $0.4 million and customer acquisition and marketing costs of $1.1 million. As a percentage of market net revenues, market sales and marketing expenses were 27.1% in the current year compared to 26.5% in the prior year.

Regional/corporate sales support and marketing expenses were essentially flat compared to last year. As a percentage of net revenues, regional sales support and marketing expenses were approximately 4.7% in the current year compared to 5.6% in the prior year.

We expect our market level and regional/corporate sales and marketing expenses, as a percentage of net revenues, to be comparable for the remainder of 2010 compared to the same period last year.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
General and administrative	$2,990	$3,278	$(288)	(8.8)%

The decrease in general and administrative expenses for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 was principally due to an decrease in salaries and benefits of $0.3 million. The decrease in salaries and benefits was primarily due to the reversal of accrued management incentive plan payments as the performance metrics of the plan are not expected to be achieved. As a percentage of net revenues, general and administrative expenses were 8.0% for the current year compared to 10.2% in the prior year.

We expect our general and administrative expenses, as a percentage of net revenues, to be comparable for the remainder of 2010 compared to the same period last year.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Interest income	$78	$200	$(122)	(61.0)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred since June 30, 2009.

Comparison of the six months ended June 30, 2010 and 2009

Other operating data

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009

Number of markets (1)	35	35	—

Number of transactions closed during the period (2)
Buyer representation	10,918	9,582	1,336	13.9%
Seller representation	1,085	606	479	79.0%

Total	12,003	10,188	1,815	17.8%

Average net revenue per transaction (3)	$5,103	$5,207	$(104)	(2.0)%

Number of ZipAgents at end of the period	3,251	3,172	79	2.5%

(1)	We previously presented information about our existing or mature markets compared to our new or developing markets to provide an additional perspective on our business. We significantly curtailed new market expansion during the years ended December 31, 2009 and 2008 and currently have no plans to open any new markets during the year ending 2010. Accordingly, we believe the presentation of total market operations provides an appropriate perspective on our business until such time, if any, we expand into new markets. Our markets include:

Atlanta, GA	Jacksonville, FL	Richmond, VA
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	Salt Lake City, UT
Boston, MA	Miami, FL	San Diego, CA
Charlotte, NC	Minneapolis, MN	San Francisco Bay Area, CA
Chicago, IL	Naples, FL	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Denver, CO	Orlando, FL	Tucson, AZ
Fresno/Central Valley, CA	Palm Beach, FL	Virginia Beach, VA
Greater Philadelphia Area, PA	Phoenix, AZ	Washington, DC
Hartford, CT	Portland, OR	Westchester County/Long Island, NY
Houston, TX	Raleigh-Durham, NC

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist primarily of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Net transaction revenues	$61,256	$53,054	$8,202	15.5%

The increase in net transaction revenues of $8.2 million or 15.5% was driven primarily by an increase in the number of transactions closed during the period partially offset by a decrease in average net revenue per transaction. The year over year increase in the number of transactions closed of 1,815 or 17.8%, was partially attributable to an increase of 479 or 79.0% sell side transactions as these seller representation transactions increased to 9.0% of total transactions closed from 5.9% in the period ended June 30, 2009. The year over year decrease in average net revenue per transaction was $104 or 2.0% compared to the year over year decrease in average net revenue per transaction of $1,200 or 18.7% last year. We believe year over year decreases in average net revenue per transaction have moderated because of a combination of factors including fewer non standard transactions as foreclosure, bank real estate owned (“REO”) and short sale transactions, which are typically transacted at reduced sales prices, declined to 33.6% of transactions in the six months ended June 30, 2010 from 46.8% in the six months ended June 30, 2009. Depressed housing prices continue, and ongoing tightness in the availability of consumer mortgage financing particularly impacts the sale of higher priced housing.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements and advertising.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Marketing and other revenues
Markets	$222	$224	$(2)	(1.0)%
Corporate	1,894	568	1,326	233.1%

Total	$2,116	$792	$1,324	166.9%

The increase in corporate marketing and other revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to fees from a mortgage services marketing agreement with Bank of America, which commenced in June 2009, and advertising on our website.

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

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Cost of revenues	$36,301	$32,743	$3,558	10.9%

The increase in cost of revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily related to the overall increase in net revenues on which we pay agent commissions. Agent commissions, payroll taxes and benefits increased by $4.8 million or 18.7% primarily attributable to the mix of agent commissions paid and the increase in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $1.4 million or 21.9% primarily attributable to a decrease in the number of qualifying agents. Amortization of capitalized ZAP technology costs increased by $1.0 million or 36.0%. Overall, cost of revenues as a percentage of market net revenues decreased by about 2.5 percentage points.

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

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Product development	$4,672	$4,656	$16	0.3%

Product development expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 were essentially flat. Increases in salaries and benefits of approximately $0.1 million were offset by a decrease in depreciation expense of $0.1 million. As a percentage of net revenues, product development expenses decreased by 1.2 percentage points for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

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

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Sales and marketing
Markets	$18,672	$16,610	$2,062	12.4%
Regional/corporate sales support and marketing	3,739	3,571	168	4.7%

Total	$22,411	$20,181	$2,230	11.0%

Sales and marketing expenses increased in our markets by approximately $2.1 million or 12.4% principally attributable to increases in salaries and benefits of $0.7 million and customer acquisition and marketing costs of $1.4 million. As a percentage of market net revenues, market sales and marketing expenses were 30.4% in the current year compared to 31.2% in the prior year.

Regional/corporate sales support and marketing expenses increased by approximately $0.2 million or 4.7% and consisted primarily of general operating expenses including sales incentive and management meetings. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 5.9% in the current year compared to 6.6% in the prior year.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
General and administrative	$6,599	$6,757	$(158)	(2.3)%

The decrease in general and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was principally due to a decrease in salaries and benefits of $0.2 million primarily because management incentive plan payments were not accrued as the performance metrics of the plan are not expected to be achieved. As a percentage of net revenues, general and administrative expenses were 10.4% for the current year compared to 12.5% in the prior year.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Interest income	$167	$509	$(342)	(67.1)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred since June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2010 are our cash, cash equivalents and short-term investments. As of June 30, 2010, we had cash, cash equivalents and short-term investments at fair value of $39.9 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $3.1 and $3.9 million in the six months ended June 30, 2010 and 2009, respectively. Cash used in the six months ended June 30, 2010 resulted primarily from a net loss of $6.4 million increased by net changes in operating assets and liabilities of $0.1 million and decreased by non-cash adjustments. The non-cash adjustments resulted primarily from $1.2 million of depreciation and amortization and $1.7 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the six months ended June 30, 2009 resulted primarily from a net loss of $10.0 million decreased by changes in operating assets and liabilities of $2.8 million and by non-cash adjustments including $1.3 million of depreciation and amortization and $2.1 million of stock-based compensation expense.

Our primary source of operating cash flow is the collection of net commission income, from escrow companies or similar intermediaries in the real estate transaction closing process, plus marketing and other revenues. These cash collections are offset by cash payments for operating expenses including ZipAgent commissions, payroll taxes, benefits, award programs and expense reimbursements, as well as for employee compensation, benefits, client acquisition costs and other expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $1.0 million and $20.7 million in the six months ended June 30, 2010 and 2009, respectively. Cash provided for in the six months ended June 30, 2010 primarily represents the proceeds from the sale and maturity of short-term investments of $1.9 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the six months ended June 30, 2009 represent the net proceeds from the sales and maturity of short-term investments of $21.4 million less the purchase of property and equipment, including amounts for website development and internal use software.

We typically maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change. During the current economic slowdown, we have retained proceeds from short-term investments in money market securities and, therefore, maintained higher balances of cash and cash equivalents.

Currently, we expect our remaining 2010 capital expenditures to be approximately $1.8 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities used $0.1 million in the six months ended June 30, 2010 and were not significant in the six months ended June 30, 2009. The use of cash for the six months ended June 30, 2010 represents primarily the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards partially offset by the proceeds from stock option exercises.

As of June 30, 2010, we had one warrant outstanding for the purchase of an aggregate of 3,284 shares of our common stock at an exercise price of $18.27 per share; that warrant is currently exercisable at the option of the holder and expires in August 2010.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through June 2016. The following table provides summary information concerning our future contractual obligations and commitments at June 30, 2010.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,684	$3,123	$831	$80	$6,718

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net revenue	$37,584	$32,134	$63,372	$53,846
Adjusted EBITDA	$1,307	$(893)	$(3,703)	$(7,111)
Adjusted EBITDA margin	3.5%	(2.8)%	(5.8)%	(13.2)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(225)	$(2,433)	$(6,444)	$(9,981)
Add back
Interest income	(78)	(200)	(167)	(509)
Depreciation and amortization	567	654	1,170	1,300
Stock-based compensation expense	1,043	1,086	1,738	2,079

Non-GAAP Adjusted EBITDA	$1,307	$(893)	$(3,703)	$(7,111)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of June 30, 2010 and 2009, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2010 and 2009, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. We are in the initial stages of investigating this matter, but we do not currently believe that we have infringed on any patent, or that we have any liability for the claims alleged and thus, we intend to vigorously defend against this lawsuit.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2009. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended June 30, 2010, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Charles C. Baker
Executive Vice President and Chief Financial Officer

Date: August 4, 2010

Exhibit Index

Exhibit number	Description
3.1(a)(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Form of Director and Officer Indemnification Agreement, revised May 2010

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.
(3)	Filed herewith.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.