Form 10-Q
period 2010-09-30
ZIPREALTY INC
filed 2010-11-03
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

We had 20,453,165 shares of common stock outstanding at October 29, 2010.

Statement regarding forward-looking statements

This report includes forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and operations, and plans and objectives of management, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict,” “project,” “designed,” “provides,” “facilitates,” “assists,” “helps” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	trends in the residential real estate market, the market for mortgages, and the general economy;

•	our future financial results;

•	our future growth and expansion;

•	our future advertising and marketing activities;

•	our future investment in technology, and

•	the impact of transitioning our agents from employees to independent contractors.

We have based these forward-looking statements principally on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2009, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report.

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$18,757	$23,737
Short-term investments	15,696	20,397
Accounts receivable, net of allowance of $83 and $29, respectively	2,147	1,603
Prepaid expenses and other current assets	2,685	2,726

Total current assets	39,285	48,463
Restricted cash	90	110
Property and equipment, net	2,995	3,390
Intangible assets, net	36	58
Other assets	276	371

Total assets	$42,682	$52,392

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,108	$1,620
Accrued expenses and other current liabilities	7,450	8,815

Total current liabilities	9,558	10,435
Other long-term liabilities	226	327

Total liabilities	9,784	10,762

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,046 and 23,930 shares issued and 20,496 and 20,445 shares outstanding, respectively	24	24
Additional paid-in capital	155,301	152,440
Common stock warrants	—	4
Accumulated other comprehensive loss	26	(153)
Accumulated deficit	(104,896)	(93,375)
Treasury stock at cost: 3,550 and 3,485 shares, respectively	(17,557)	(17,310)

Total stockholders’ equity	32,898	41,630

Total liabilities and stockholders’ equity	$42,682	$52,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net transaction revenues	$26,967	$34,647	$88,223	$87,701
Marketing and other revenues	1,350	712	3,466	1,504

Net revenues	28,317	35,359	91,689	89,205

Operating expenses:
Cost of revenues	16,270	20,273	52,571	53,016
Product development	2,260	2,239	6,932	6,895
Sales and marketing	11,350	10,435	33,761	30,616
General and administrative	3,567	3,315	10,166	10,072

Total operating expenses	33,447	36,262	103,430	100,599

Loss from operations	(5,130)	(903)	(11,741)	(11,394)

Other income (expense), net:
Interest income	53	124	220	633
Other income (expense), net	—	—	—	1

Total other income (expense), net	53	124	220	634

Loss before income taxes	(5,077)	(779)	(11,521)	(10,760)
Provision for income taxes	—	—	—	—

Net loss	$(5,077)	$(779)	$(11,521)	$(10,760)

Net loss per share:
Basic and diluted	$(0.25)	$(0.04)	$(0.56)	$(0.53)
Weighted average common shares outstanding:
Basic and diluted	20,404	20,206	20,438	20,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(11,521)	$(10,760)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,687	1,931
Amortization of intangible assets	22	23
Stock-based compensation expense	2,693	3,002
Provision for doubtful accounts	54	11
Amortization of short-term investment premium (discount)	468	(15)
Loss on disposal of property and equipment	5	8

Changes in operating assets and liabilities
Accounts receivable	(598)	(1,044)
Prepaid expenses and other current assets	41	765
Other assets	95	359
Accounts payable	488	379
Accrued expenses and other current liabilities	(1,319)	1,558
Other long-term liabilities	(101)	(78)

Net cash used in operating activities	(7,986)	(3,861)

Cash flows from investing activities
Restricted cash	20	20
Proceeds from sale and maturity of short-term investments	4,412	25,510
Purchases of property and equipment	(1,247)	(1,075)

Net cash provided by investing activities	3,185	24,455

Cash flows from financing activities
Proceeds from stock option exercises	68	11
Acquisition of treasury stock	(247)	(111)

Net cash used in financing activities	(179)	(100)

Net increase (decrease) in cash and cash equivalents	(4,980)	20,494

Cash and cash equivalents at beginning of period	23,737	18,500

Cash and cash equivalents at end of period	$18,757	$38,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2010 and 2009 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended September 30, 2009 and 2008 accounted for approximately 28.7% and 29.2% of annual net transaction revenues in 2009 and 2008, respectively. Net transaction revenues during the nine months ended September 30, 2009 and 2008 accounted for approximately 72.6% and 76.6% of annual net transaction revenues in 2009 and 2008, respectively.

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

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At September 30, 2010, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Money market securities	$14,367	$—	$—	$14,367
Mortgage backed	76	—	—	76
Corporate obligations	5,407	13	—	5,420
US Government and agency obligations	9,187	13	—	9,200

Total	$29,037	$26	$—	$29,063

September 30, 2010
(In thousands)
Recorded as:
Cash equivalents	$13,367
Short-term investments	15,696

$29,063

At September 30, 2010, the Company did not have any investments with an unrealized loss position.

The estimated fair value of short-term investments classified by date of contractual maturity at September 30, 2010 was as follows:

September 30, 2010
(In thousands)
Due within one year or less	$28,987
Due after one year through two years	—
Due after two years through four years	76

$29,063

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At September 30, 2010 there were no liabilities within the scope of the accounting standards.

At September 30, 2010, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market securities	$14,367	$—	$—	$14,367
Mortgage backed	—	76	—	76
Corporate obligations	—	5,420	—	5,420
US Government and agency obligations	—	9,200	—	9,200

Total	$14,367	$14,696	$—	$29,063

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Net loss	$(5,077)	$(779)	$(11,521)	$(10,760)

Denominator:
Shares used to compute EPS basic and diluted:	20,404	20,206	20,438	20,196
Net loss per share basic and diluted:	$(0.25)	$(0.04)	$(0.56)	$(0.53)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Options to purchase common stock	4,547	4,490	4,480	4,978
Warrants to purchase common stock	2	3	3	3
Nonvested common stock	121	250	166	251

Total	4,670	4,743	4,649	5,232

5. STOCK-BASED COMPENSATION EXPENSE

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the three and nine months ended September 30, 2010 and 2009 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected volatility	48%	45 - 49%	46 - 48%	44 - 49%
Risk-free interest rate	1.9%	2.2 - 2.7%	1.9 - 2.7%	0.5 - 2.7%
Expected life (years)	6.1	4.3 - 6.1	5.5 - 6.1	4.3 - 6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.27	$1.42	$2.14	$1.42

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of revenues	$67	$79	$237	$272
Product development	100	84	324	255
Sales and marketing	175	238	591	780
General and administrative	613	522	1,541	1,695

Total stock-based compensation expense	955	923	2,693	3,002
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$955	$923	$2,693	$3,002

The Company recognized approximately $213,000 of additional stock-based compensation expense during the three months ended September 30, 2010 for stock option and restricted stock modifications in connection with the departure of the Company’s former Chief Executive Officer and President.

The Company utilizes the hosted services of a third-party to automate the administration of its employee equity programs and calculate its stock-based compensation expense. The Company noted that stock-based compensation expense was incorrectly calculated and recorded an immaterial correction of an error of $246,000 relating to prior periods during the nine months ended September 30, 2010.

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of September 30, 2010, there was $4.4 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.3 years. As of September 30, 2010, there was $0.4 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 0.8 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2009	4,195	$4.00	6.97	$2,495
Options granted	643	4.51
Options exercised	(41)	1.67
Options forfeited/cancelled/expired	(275)	4.56

Outstanding at September 30, 2010	4,522	$4.06	6.68	$749

Exercisable at September 30, 2010	2,116	$4.38	5.59	$664

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

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.89 on September 30, 2010, and the exercise price for the options that were in-the-money at September 30, 2010. The total number of in-the-money options exercisable as of September 30, 2010 was 510,000. Total intrinsic value of options exercised was $87,000 and $23,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2010 was $218,000 and $582,000, respectively. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2009 was $246,000 and $715,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2009	225	$4.29
Shares granted	75
Shares vested	(180)
Shares forfeited	—

Nonvested at September 30, 2010	120	$5.61

6. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at September 30, 2010. The Company considers its ongoing performance, recent historical losses and expectations for the foreseeable future, among other things, in determining the need for a valuation allowance.

Based on the full valuation allowance and the taxable loss for the three and nine months ended September 30, 2010, the Company has not recorded a tax provision or benefit.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(5,077)	$(779)	$(11,521)	$(10,760)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	34	(32)	179	20

Comprehensive loss	$(5,043)	$(811)	$(11,342)	$(10,740)

8. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through June 2016.

Future minimum lease payments under non-cancelable operating leases at September 30, 2010 were as follows, in thousands:

Year ending December 31,	Operating Leases
2010	$688
2011	2,584
2012	1,457
2013	741
2014	408
Thereafter	184

Total minimum lease payments	$6,062

Legal proceedings

On March 26, 2010, the Company was named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing its initial investigation of this matter, the Company does not currently believe that it has infringed on any patent, or that it has any liability for the claims alleged and it intends to vigorously defend against this lawsuit.

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

9. SUBSEQUENT EVENT

On November 2, 2010, the Company announced that as of January 31, 2011 it plans to engage all of its agents as independent contractors. Currently, only the Company’s agents in California, Nevada and New York are engaged as independent contractors. The conversion of the rest of the Company’s agents from employee to independent contractor status is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

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

We have grown our business rapidly since our inception in 1999. In 2009, we ranked as the 5th largest residential real estate brokerage in the nation as ranked by closed transaction sides, accordingly to REAL Trends, an industry research firm. Also in 2009, our website received more traffic than any other residential real estate brokerage in the nation, according to Hitwise, a provider of online competitive information. As of November 1, 2010, we had wholly owned operations in 35 major markets serviced by our team of over 3,000 local, licensed sales agents, and we had approximately 2.5 million active registered users who had accessed our website within the last year. All of our markets were opened prior to 2009 with the exception of Portland, which we opened in April 2009.

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

Our agents show properties to our buyers, list and market properties for our sellers, negotiate transactions and handle closing details. Currently, most of our agents are employees to whom we provide training, marketing support, technology, customer leads and other employee benefits that are typically not provided by residential real estate brokerages. However, during 2010, we ceased to employ agents in New York, Nevada and California, and we instead engaged all of our agents in these states as independent contractors. As of October 31, 2010, these independent contractor agents constituted approximately one-third of our agents nationwide. We plan to transition to an agent independent contractor model in all of our markets by January 31, 2011. Through that modified business model, we expect to continue to deliver excellent customer service and enable independent contractor agents to be productive and efficient with minimal management oversight. We also expect to convert a greater portion of our cost structure from fixed to variable, which should give us greater leverage to attract and retain agents and to incentivize productivity. We continually evaluate all aspects of our business and operational model and could make additional changes in any or all of our markets in the future.

Our net revenues are composed primarily of commissions earned as agents for buyers and sellers in residential real estate transactions, and we operate in one reportable segment. We record commission revenues net of any rebate, commission discount or transaction fee adjustment. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain marketing arrangements, such as with mortgage lenders to whom we provide access through the mortgage center on our website, who pay us a flat marketing fee that is established on a periodic basis, as well as from relationships with advertisers. Generally, non-commission revenues represent less than 5% of our net revenues during any period, although they reached 5% in the third quarter of 2010 given relatively weak real estate sales in the quarter. We routinely explore options for entering into additional marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home.

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

Given the large volume of distressed properties being handled by banks, concern is growing that mortgage lenders may not be fulfilling all the legal requirements for valid foreclosure proceedings. Consequently, many large lenders have recently halted foreclosure proceedings either nationwide or in the 23 states where the foreclosure process must be approved by a judge. It is presently unclear how long these foreclosure freezes will last. For example, in early October 2010, Bank of America, the largest U.S. bank, halted foreclosure proceedings nationwide, but it lifted this freeze ten days later after determining that its foreclosure practices complied with applicable laws. It is too early to assess what impact, if any, these foreclosure freezes will have on the residential real estate market.

For the remainder of 2010, we currently believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, shadow inventory levels, and interest rates, as well as any persistence in high unemployment levels.

Current residential real estate market conditions. The residential real estate market remains volatile and unpredictable both nationally and regionally. As we reported in our last quarterly report, we had seen indications of a year-over-year reduced demand for home purchases and an increased interest in home rentals. We believed this shift was caused by lingering macroeconomic pressures, discussed above, and was exacerbated by the expiration of the eligibility period for the federal tax credit program for home buyers, discussed below. We believe that the effect of the expiration of the federal tax credit program is dissipating, but other macroeconomic pressures are continuing to depress housing demand. Although the housing market has been bolstered by historically low mortgage rates, any future rise in interest rates could deter future home buyers.

Recent indicators of national market conditions include the following:

•

Volume: According to the National Association of REALTORS®, or NAR, existing home sales in the third quarter of 2010 were down year-over-year in all major regions of the country, reaching their lowest level in over 10 years in July 2010. In addition to the lingering economic pressures discussed above, we believe this decline was caused by the expiration of the eligibility period for the federal tax credit program, which is discussed below under “Fluctuations in quarterly profitability.” The impact of these factors outweighed the benefit of low mortgage rates, which reached a record low in September 2010 for a 30-year, conventional, fixed-rate mortgage.

•

Price: According to NAR, in September 2010, the median existing home sales price decreased by 2.4% from September 2009. We perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•

Inventory: According to NAR, in September 2010, inventory levels had increased by about 11.3% year-over-year. We are unable at the present time to tell what impact, if any, the foreclosure freezes instituted by many major mortgage lenders, discussed above, will have on future inventory levels.

•

Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the third quarter of 2010, the percentage of our sales transactions composed of distressed properties was approximately 37%, which was more than the 31% realized in the previous quarter but substantially less than the peak of 53% realized in the first quarter of 2009. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

•

Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. Shadow inventory can occur when lenders put REO properties (properties that have been foreclosed or forfeited to lenders) on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. It is difficult to assess the current volume of shadow inventory and its future impact on the residential real estate market, particularly given the uncertainty surrounding the foreclosure freezes instituted by many major mortgage lenders, discussed above.

Fluctuations in quarterly profitability. We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors including on going market challenges, government intervention, seasonality, new market expansion and legal settlements.

For example, in 2009, the federal government introduced a program to provide a tax credit of up to $8,000 to first-time home buyers, meaning buyers who had not owned a home in the preceding three years, and a tax credit of up to $6,500 to repeat home buyers, meaning buyers who had lived in their current homes for five consecutive years in the past eight years. To take advantage of the program, buyers must have entered into a home purchase contract by April 30, 2010, and must have completed the purchase by September 30, 2010. We believe that this program had a positive effect on home sales volume in the first half of 2010, particularly in the second quarter. However, we also believe that the program accelerated the decision to purchase a home for some buyers, which resulted in fewer sales in the third quarter of 2010, and which may result in fewer sales than otherwise would have closed in the remainder of 2010 and later.

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

The impact of seasonality can be masked by the general health of the residential real estate market at any given point in time, whether affected by macroeconomic events (such as the federal tax credit program discussed above), periodic business cycles or other factors. Generally, when economic conditions are fair or good, the housing market tends to perform well. If the economy is weak, if interest rates dramatically increase, if mortgage lending standards tighten, or if there are disturbances such as terrorist attacks or threats, the outbreak of war or geopolitical uncertainties, the housing market likely would be negatively impacted.

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

The accounting standard for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at September 30, 2010.

Recently issued accounting pronouncements

See Note 2 titled “Recent Accounting Pronouncements” of our Notes to Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (unaudited)	2010	2009	2010	2009
	(In thousands, except per share data)
Net transaction revenues	$26,967	$34,647	$88,223	$87,701
Marketing and other revenues	1,350	712	3,466	1,504

Net revenues	28,317	35,359	91,689	89,205

Operating expenses:
Cost of revenues	16,270	20,273	52,571	53,016
Product development	2,260	2,239	6,932	6,895
Sales and marketing	11,350	10,435	33,761	30,616
General and administrative	3,567	3,315	10,166	10,072

Total operating expenses	33,447	36,262	103,430	100,599

Loss from operations	(5,130)	(903)	(11,741)	(11,394)

Other income (expense):
Interest income	53	124	220	633
Other income (expense), net	—	—	—	1

Total other income (expense), net	53	124	220	634

Loss before income taxes	(5,077)	(779)	(11,521)	(10,760)
Provision for income taxes	—	—	—	—

Net loss	$(5,077)	$(779)	$(11,521)	$(10,760)

Net loss per share:
Basic and diluted	$(0.25)	$(0.04)	$(0.56)	$(0.53)
Weighted average common shares outstanding:
Basic and diluted	20,404	20,206	20,438	20,196

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (unaudited)	2010	2009	2010	2009
Net transaction revenues	95.2%	98.0%	96.2%	98.3%
Marketing and other revenues	4.8	2.0	3.8	1.7

Net revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of revenues	57.5	57.3	57.3	59.4
Product development	8.0	6.3	7.6	7.7
Sales and marketing	40.1	29.5	36.8	34.3
General and administrative	12.6	9.4	11.1	11.3

Total operating expenses	118.2	102.5	112.8	112.7

Loss from operations	(18.2)	(2.5)	(12.8)	(12.7)

Other income (expense), net:
Interest income	0.2	0.4	0.2	0.7
Other income (expense), net	—	—	—	—

Total other income (expense), net	0.2	0.4	0.2	0.7

Loss before income taxes	(18.0)	(2.1)	(12.6)	(12.0)
Provision for income taxes	—	—	—	—

Net loss	(18.0)%	(2.1)%	(12.6)%	(12.0)%

Comparison of the three months ended September 30, 2010 and 2009

Other operating data

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009

Number of markets (1)	35	35	—

Number of transactions closed during the period (2)
Buyer representation	4,630	6,026	(1,396)	(23.2)%
Seller representation	450	531	(81)	(15.3)%

Total	5,080	6,557	(1,477)	(22.5)%

Average net revenue per transaction (3)	$5,308	$5,284	$24	0.5%

Number of ZipAgents at end of the period	3,305	3,205	100	3.1%

(1)	We previously presented information about our existing or mature markets compared to our new or developing markets to provide an additional perspective on our business. We significantly curtailed new market expansion during the years ended December 31, 2009 and 2008 and currently have no plans to open any new markets during the year ending 2010. Accordingly, we believe the presentation of total market operations provides an appropriate perspective on our business until such time, if any, we expand into new markets. Our markets include:

Atlanta, GA	Jacksonville, FL	Richmond, VA
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	Salt Lake City, UT
Boston, MA	Miami, FL	San Diego, CA
Charlotte, NC	Minneapolis, MN	San Francisco Bay Area, CA
Chicago, IL	Naples, FL	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Denver, CO	Orlando, FL	Tucson, AZ
Fresno/Central Valley, CA	Palm Beach, FL	Virginia Beach, VA
Greater Philadelphia Area, PA	Phoenix, AZ	Washington, DC
Hartford, CT	Portland, OR	Westchester County/Long Island, NY
Houston, TX	Raleigh-Durham, NC

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist primarily of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Net transaction revenues	$26,967	$34,647	$(7,680)	(22.2)%

The decrease in net transaction revenues of $7.7 million or 22.2% was driven primarily by a decrease in the number of transactions closed during the period partially offset by a modest increase in average net revenue per transaction. The decrease was primarily caused by the expiration of a federal tax credit program which we believe accelerated the decision to purchase a home for some buyers in the first half of 2010, particularly in the second quarter and resulted in fewer sales in the third quarter of 2010. The year- over-year decrease in the number of transactions closed of 1,477 or 22.5%, was attributable to a decrease of 1,396 or 23.2% buy side transactions and a decrease of 81 or 15.3% sell side transactions. Seller representation transactions increased to 8.9% of total transactions closed from 8.1% in the quarter ended September 30, 2009.

The year-over-year increase in average net revenue per transaction was $24 or 0.5% compared to the year-over-year decrease in average net revenue per transaction of $846 or 13.8% last year. We believe year-over-year increases in average net revenue per transaction reflects moderated declines in housing prices because of a combination of factors including fewer non standard transactions as foreclosure, bank real estate owned (“REO”) and short sale transactions, which are typically transacted at reduced sales prices, declined to 36.8% of transactions in the quarter ended September 30, 2010 from 34.2% in the quarter ended September 30, 2009. Depressed housing prices continue, and ongoing tightness in the availability of consumer mortgage financing particularly impacts the sale of higher priced housing.

We expect our net transaction revenues will be down for the remainder of 2010, compared to the same period last year, due to continued uncertainty in transaction volumes, particularly as a result of the expiration of the federal tax credit program, and net revenue per transaction. Net revenue per transaction is impacted by housing prices, and particularly, by the number of foreclosure, bank REO and short sale transactions.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements and advertising.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Marketing and other revenues
Markets	$200	$123	$77	62.0%
Corporate	1,150	589	561	95.6%

Total	$1,350	$712	$638	89.8%

The increase in corporate marketing and other revenues for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 was primarily attributable to $0.4 million of advertising on our website and $0.2 million in fees from a mortgage services marketing agreement with Bank of America.

We expect our marketing and other income will increase for the remainder of 2010 compared to the same period last year primarily attributable to increased advertising on our website.

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

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Cost of revenues	$16,270	$20,273	$(4,003)	(19.7)%

The decrease in cost of revenues for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Agent commissions, payroll taxes and benefits decreased by $2.7 million or 16.1% primarily attributable to the mix of agent commissions paid and the decrease in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $1.3 million or 41.1% primarily attributable to the conversion during 2010 of our ZipAgents in New York, Nevada and California to independent contractors who do not qualify for benefits and expense reimbursements and to changes made to the qualification standards of some of these programs and a decrease in the number of qualifying agents. Overall, cost of revenues as a percentage of market net revenues decreased by about 1.6 percentage points.

We expect our cost of revenues for the remainder of 2010, compared to the same period last year, will be down because of the decrease in market net revenues. Our cost of revenues primarily moves in relation to the market net revenues on which commissions and related costs are based. Cost of revenues may also increase or decrease as a result of the mix of commission rates paid to our ZipAgents. We expect decreases in benefits and expense reimbursements as we continue to experience the impact of converting ZipAgents from employees to independent contractors.

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

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Product development	$2,260	$2,239	$21	0.9%

Product development expenses for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 were relatively flat and were due primarily to an increase in salaries, benefits and travel of $0.1 million offset by a decrease in depreciation expense of $0.1 million. As a percentage of net revenues, product development expenses increased by 1.7 percentage points for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

We expect our product development expenses to decrease in absolute dollars and to increase as a percentage of net revenues for the remainder of 2010 compared to the same period last year.

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

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Sales and marketing
Markets	$9,533	$8,675	$858	9.9%
Regional/corporate sales support and marketing	1,817	1,760	57	3.3%

Total	$11,350	$10,435	$915	8.8%

Sales and marketing expenses increased in our markets by approximately $0.9 million or 9.9% principally attributable to increases in salaries and benefits of $0.2 million and customer acquisition and marketing costs of $0.9 million partially offset by a decrease in facilities and operating expenses of $0.3 million. As a percentage of market net revenues, market sales and marketing expenses were 35.1% in the current year compared to 24.9% in the prior year.

Regional/corporate sales support and marketing expenses increased slightly compared to last year. As a percentage of net revenues, regional sales support and marketing expenses were approximately 6.4% in the current year compared to 5.0% in the prior year.

We expect our market level and regional/corporate sales and marketing expenses to decrease in absolute dollars and to increase as a percentage of net revenues for the remainder of 2010 compared to the same period last year.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
General and administrative	$3,567	$3,315	$252	7.6%

The increase in general and administrative expenses for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 was principally due to an increase in salaries and benefits of $0.3 million. Salaries and benefits for the quarter ended September 30, 2010 include expenses associated with the departure of our former Chief Executive Officer and President of approximately $0.6 million. As a percentage of net revenues, general and administrative expenses were 12.6% for the current year compared to 9.4% in the prior year.

We expect our general and administrative expenses decrease in absolute dollar but to increase as a percentage of net revenues, to for the remainder of 2010 compared to the same period last year.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Interest income	$53	$124	$(71)	(57.8)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred since September 30, 2009.

Comparison of the nine months ended September 30, 2010 and 2009

Other operating data

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009

Number of markets (1)	35	35	—

Number of transactions closed during the period (2)
Buyer representation	15,548	15,608	(60)	(0.4)%
Seller representation	1,535	1,137	398	35.0%

Total	17,083	16,745	338	2.0%

Average net revenue per transaction (3)	$5,164	$5,237	$(73)	(1.4)%

Number of ZipAgents at end of the period	3,305	3,205	100	3.1%

(1)	We previously presented information about our existing or mature markets compared to our new or developing markets to provide an additional perspective on our business. We significantly curtailed new market expansion during the years ended December 31, 2009 and 2008 and currently have no plans to open any new markets during the year ending 2010. Accordingly, we believe the presentation of total market operations provides an appropriate perspective on our business until such time, if any, we expand into new markets. Our markets include:

Atlanta, GA	Jacksonville, FL	Richmond, VA
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	Salt Lake City, UT
Boston, MA	Miami, FL	San Diego, CA
Charlotte, NC	Minneapolis, MN	San Francisco Bay Area, CA
Chicago, IL	Naples, FL	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Denver, CO	Orlando, FL	Tucson, AZ
Fresno/Central Valley, CA	Palm Beach, FL	Virginia Beach, VA
Greater Philadelphia Area, PA	Phoenix, AZ	Washington, DC
Hartford, CT	Portland, OR	Westchester County/Long Island, NY
Houston, TX	Raleigh-Durham, NC

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist primarily of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Net transaction revenues	$88,223	$87,701	$522	0.6%

The increase in net transaction revenues of $0.5 million or 0.6% was driven primarily by an increase in the number of transactions closed during the period partially offset by a decrease in average net revenue per transaction. The year-over-year increase in the number of transactions closed of 338 or 2.0%, was attributable to an increase of 398 or 35.0% sell side transactions partially offset by a decrease of 60 or 0.4% buy side transactions. Seller representation transactions increased to 9.0% of total transactions closed from 6.8% in the period ended September 30, 2009.

The year-over-year decrease in average net revenue per transaction was $73 or 1.4% compared to the year–over-year decrease in average net revenue per transaction of $1,062 or 16.9% last year. We believe year-over-year decreases in average net revenue per transaction have moderated because of a combination of factors including fewer non standard transactions as foreclosure, bank real estate owned (“REO”) and short sale transactions, which are typically transacted at reduced sales prices, declined to 34.6% of transactions in the nine months ended September 30, 2010 from 42.0% in the nine months ended September 30, 2009. Depressed housing prices continue, and ongoing tightness in the availability of consumer mortgage financing particularly impacts the sale of higher priced housing.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements and advertising.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Marketing and other revenues
Markets	$422	$347	$75	21.4%
Corporate	3,044	1,157	1,887	163.1%

Total	$3,466	$1,504	$1,962	130.4%

The increase in corporate marketing and other revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to fees from a mortgage services marketing agreement with Bank of America, which commenced in June 2009, and advertising on our website.

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

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Cost of revenues	$52,571	$53,016	$(445)	(0.8)%

The decrease in cost of revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily related to the overall decrease in the fixed cost components of cost of revenues including agent performance and tenure based programs, benefits and expense reimbursements. Agent commissions, payroll taxes and benefits increased by $2.1 million or 5.0% primarily attributable to the mix of agent commissions paid and the increase in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $2.8 million or 28.3% primarily attributable to the conversion during 2010 of our ZipAgents in New York, Nevada and California to independent contractors who typically do not qualify for performance and tenure based programs, benefits and expense reimbursements and to changes made to the qualification standards of some of these programs and a decrease in the number of qualifying employee ZipAgents. Amortization of capitalized ZAP technology costs increased by $0.2 million or 24.7%. Overall, cost of revenues as a percentage of market net revenues decreased by about 0.9 percentage points.

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

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Product development	$6,932	$6,895	$37	0.5%

Product development expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were essentially flat. Increases in salaries and benefits of approximately $0.2 million and infrastructure costs of $0.1 million were offset by a decrease in depreciation expense of $0.3 million. As a percentage of net revenues, product development expenses decreased by 0.1 percentage points for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

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

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Sales and marketing
Markets	$28,205	$25,285	$2,920	11.5%
Regional/corporate sales support and marketing	5,556	5,331	225	4.2%

Total	$33,761	$30,616	$3,145	10.3%

Sales and marketing expenses increased in our markets by approximately $2.9 million or 11.5% principally attributable to increases in salaries and benefits of $0.9 million and customer acquisition and marketing costs of $2.3 million partially offset by a decrease in facilities/operating expenses of $0.3 million. As a percentage of market net revenues, market sales and marketing expenses were 31.8% in the current year compared to 28.7% in the prior year.

Regional/corporate sales support and marketing expenses increased by approximately $0.2 million or 4.2% and consisted primarily of general operating expenses including sales incentive and management meetings. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.1% in the current year compared to 6.0% in the prior year.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
General and administrative	$10,166	$10,072	$94	0.9%

The increase in general and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was principally due to an increase in salaries and benefits of $0.1 million and consulting and professional fees of $0.1 million partially offset by a decrease in operating expenses of $0.1 million. Salaries and benefits for the nine months ended September 30, 2010 include expenses associated with the departure of our former Chief Executive Officer and President of approximately $0.6 million. As a percentage of net revenues, general and administrative expenses were 11.1% for the current year compared to 11.3% in the prior year.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Interest income	$220	$633	$(413)	(65.3)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred since September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2010 are our cash, cash equivalents and short-term investments. As of September 30, 2010, we had cash, cash equivalents and short-term investments at fair value of $34.5 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $8.0 and $3.9 million in the nine months ended September 30, 2010 and 2009, respectively. Cash used in the nine months ended September 30, 2010 resulted primarily from a net loss of $11.5 million and net changes in operating assets and liabilities of $1.4 million decreased by non-cash adjustments. The non-cash adjustments resulted primarily from $1.7 million of depreciation and amortization and $2.7 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the nine months ended September 30, 2009 resulted primarily from a net loss of $10.8 million decreased by changes in operating assets and liabilities of $1.9 million and by non-cash adjustments including $1.9 million of depreciation and amortization and $3.0 million of stock-based compensation expense.

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

Investing activities

Our investing activities provided cash of $3.2 million and $24.5 million in the nine months ended September 30, 2010 and 2009, respectively. Cash provided for in the nine months ended September 30, 2010 primarily represents the proceeds from the sale and maturity of short-term investments of $4.4 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the nine months ended September 30, 2009 represent the net proceeds from the sales and maturity of short-term investments of $25.5 million less the purchase of property and equipment, including amounts for website development and internal use software.

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

Currently, we expect our remaining 2010 capital expenditures to be approximately $0.5 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities used cash of $0.2 million and $0.1 million in the nine months ended September 30, 2010 and 2009, respectively. The use of cash for the nine months ended September 30, 2010 and 2009 represents primarily the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards partially offset by the proceeds from stock option exercises.

As of September 30, 2010, we had no warrants outstanding for the purchase of our common stock. The final warrant expired unexercised, in August 2010.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and advertising initiatives, our rate of growth in our geographic markets and possible repurchases of our common stock. In addition, if the current macroeconomic environment and depressed state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through June 2016. The following table provides summary information concerning our future contractual obligations and commitments at September 30, 2010.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,662	$2,666	$694	$40	$6,062

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net revenues	$28,317	$35,359	$91,689	$89,205
Adjusted EBITDA	$(3,636)	$674	$(7,339)	$(6,437)
Adjusted EBITDA margin	(12.8)%	1.9%	(8.0)%	(7.2)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(5,077)	$(779)	$(11,521)	$(10,760)
Add back
Interest income	(53)	(124)	(220)	(633)
Depreciation and amortization	539	654	1,709	1,954
Stock-based compensation expense	955	923	2,693	3,002

Non-GAAP Adjusted EBITDA	$(3,636)	$674	$(7,339)	$(6,437)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of September 30, 2010 and 2009, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2010 and 2009, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing our initial investigation of this matter, we do not currently believe that we have infringed on any patent, or that we have any liability for the claims alleged and thus, we intend to vigorously defend against this lawsuit.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2009. At this time, we are not aware of any material changes to the nature of those risk factors, other than as set forth below. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended September 30, 2010, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations concerning our classification and compensation practices for our agents.

We converted all of our agents in California, New York and Nevada to an independent contractor model in 2010. As of October 31, 2010, these agents constituted approximately one-third of our agents nationwide. We plan to retain all of our agents nationwide as independent contractors by January 31, 2011. With respect to our independent contractor agents, and like most brokerages, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any of our agents. Further, if legal standards for classification of agents as independent contractors change or appear to be changing, it may be necessary to modify our compensation structure for these agents in some or all of our markets, including by paying additional compensation or reimbursing expenses.

Currently, most of our agents, including all of our agents outside of California, New York and Nevada, are employees, and we are subject to laws, rules and regulations relating to our employment and compensation practices concerning them. Because our current practice of retaining agents as employees in most of our markets is unusual in our industry, we have been subject to related regulations that may not apply to traditional brokerages. Even after we cease to retain any agents as employees, we will continue to be subject to laws regarding employee classification and compensation for our agent employment practices prior to that conversion. For example, we must reimburse the business expenses of our employee agents incurred prior to their conversion to independent contractor agents, and in some states, this obligation cannot be waived or limited by contract. We classify our employee agents as exempt from federal and state regulations regarding overtime and minimum wage payments because their duties, which consist of working in the field selling residential real estate, were designed to qualify for the “outside sales exemption” under the terms of the Fair Labor Standards Act and various state laws. These employment and compensation regulations are subject to judicial and agency interpretation, and as to any individual agent, if his or her duties as an employee were different than those assigned and contemplated by Company policy, it might be determined that the outside sales exemption was inapplicable to that agent.

If our current or former agent classification or compensation practices are challenged, we could incur substantial costs, penalties and damages, including back pay, unpaid employee benefits, taxes, expense reimbursement and attorneys’ fees. For example, when our former agent compensation and expense reimbursement policies were challenged in class action lawsuits filed against us from 2005 through 2007, we incurred material litigation and settlement costs and modified our expense reimbursement policies. Any of these outcomes could result in substantial costs to us, could significantly impair our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract clients and agents.

We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations concerning our transition of our agents from an employee model to an independent contractor model.

In connection with our transition to an independent contractor agent model, we have terminated or will terminate the employment of all our employee agents, and where we are required, we have issued or will issue related WARN notices pursuant to state and federal law. If our procedures for terminating employee agents and complying with state and federal WARN requirements are successfully challenged, we could incur substantial costs, penalties and damages, including taxes, unpaid employee benefits, expense reimbursement and other penalties. Any of these outcomes could result in substantial costs to us and could damage our reputation and impair our ability to attract clients and agents.

Our business could be harmed if we lose a significant number of agents as we transition them from an employee model to an independent contractor model.

In connection with our transition to an independent contractor agent model, our agent compensation practices will change, and we will no longer manage our agents as we would employees. For example, we do not plan to offer our independent contractor agents employee benefit plans or expense reimbursement policies, which we currently offer to our employee agents. In addition, our practices concerning agent training and support, as well as lead allocation, will change. Some of our agents may not understand or appreciate our new value proposition or lack of management oversight. If we experience significant agent attrition because of these changes, particularly with our more productive agents, our ability to close transactions, generate revenue and grow our business could be impaired.

We have experienced significant changes in our management team, and if we cannot successfully manage these changes or retain key personnel, our business could be harmed.

Our success depends on the contributions of our senior sales, operations, marketing, technology and financial personnel. We are currently experiencing significant transitions in our management team. In October 2010, several members of our management team resigned, including our former Chief Executive Officer and President, our former Executive Vice President, Operations and Business Development, and our former Vice President, Marketing. Charles C. (Lanny) Baker, formerly our Executive Vice President and Chief Financial Officer, has assumed the position of Chief Executive Officer and President, David Rector, our Senior Vice President and Chief Accounting Officer, has assumed the additional position of Chief Financial Officer, and Stefan Peterson, formerly our Director of Operations, has been promoted to Vice President, Operations. We could experience additional changes in our management team or other key personnel. All of our officers and key employees are at-will employees, and, with the exception of Mr. Baker, none of them has an employment agreement with us. We do not have “key person” life insurance policies covering any of our personnel. If we cannot adapt to changes in our management team or other key personnel quickly and effectively, or if we lose the services of additional key personnel, our business operations and our financial results could be significantly harmed.

Item 5.	Other Information:

Our Insider Trading Compliance Program allows directors, officers and other employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, our officers have adopted Rule 10b5-1 trading plans under which a total of about 160,000 shares may be sold in the future. Sales under those plans will be made at various dates and prices, subject to the terms of the plans. Our additional directors, officers and employees may establish such programs.

Item 6.	Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ David A. Rector
David A. Rector
Senior Vice President and Chief Financial Officer

Date: November 3, 2010

Exhibit Index

Exhibit number	Description
3.1(a)(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Employment Agreement with Charles C. Baker dated October 14, 2010

10.2(3)*	Separation Agreement and Release with J. Patrick Lashinsky dated October 1, 2010

10.3(4)*	Separation Agreement and Release with William C. Sinclair effective as of October 22, 2010

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A (file No. 000-51002) filed with the Securities and Exchange Commission on October 14, 2010.
(4)	Filed herewith.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.