Form 10-K
period 2010-12-31
ZIPREALTY INC
filed 2011-03-09
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (meaning all shares not beneficially owned by directors or executive officers of the registrant or their known affiliates) was approximately $35.5 million (based on a price of $2.61 per share, which was the closing price of the registrant’s common stock on The NASDAQ Stock Market) on the last business day of the registrant’s most recently completed second fiscal quarter.

We had 20,542,091 shares of common stock outstanding at March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 incorporate by reference information from the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2010.

Statement regarding forward-looking statements

This report includes forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and operations, and plans and objectives of management are forward-looking statements. The words “believe,” “may,” “will likely,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “aim,” “expect,” “plan,” “potential,” “predict,” “project,” “designed,” “provides,” “facilitates,” “assists,” “helps” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	trends in the residential real estate market, the market for mortgages, and the general economy;

•	our future financial results;

•	our future growth;

•	our future advertising and marketing activities; and

•	our future investment in technology.

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

Trademarks

“ZipRealty” and “Your home is where our heart is” are some of our registered trademarks in the United States. We also own the rights to the domain name “www.Real-Estate.com.” “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

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

OVERVIEW

We are a leading full-service residential real estate brokerage focused on finding better, faster ways to connect clients with the information, tools and professional services they value to complete their residential real estate transactions. We serve our clients through our combination of a leading online presence, robust proprietary technology and knowledgeable local real estate professionals in the field. Our award-winning, user-friendly website and mobile applications give our clients on-the-go access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information and tools. Our proprietary technology, including our agent productivity platform, helps increase the efficiency of real estate agents while reducing customer acquisition and management costs, allowing us to invest in making our value proposition differentiated and more attractive to both clients and agents.

Customer acquisition is one of the key challenges in the residential real estate industry. The attractiveness of our website brings clients directly to us, and we acquire additional customer opportunities by purchasing leads from third parties. We empower real estate professionals to service these leads efficiently and productively by interconnecting our website and its lead-generation capacities with our agent productivity platform (the ZipRealty Agent Platform, or ZAP), mobile access tools, automatic dialers, email capabilities and online training. These technologies help agents to provide clients with quick, informative communications that are tailored to their transactions, while also reducing the need to maintain office space for agents. We believe our integrated consumer website, proprietary ZAP sales system and related technologies are difficult to replicate and allow us to cost-efficiently scale our business to meet client needs and to provide outstanding client service.

Empowering home buyers and sellers with innovative uses of technologies: We attract clients directly to our website through a variety of marketing channels, including online advertising, word of mouth, search engine optimization, and viral and social media. Through our website and mobile products, clients can access a broad range of current real estate information and powerful tools to research and engage in the purchase or sale of a home, including by connecting with one of our local sales agents, all of whom are licensed members of the National Association of REALTORS®. We give home buyers direct access to home listings data from local Multiple Listing Services, or MLSs, which is the source of the most comprehensive and updated information on home sales available. Equally important, we provide home buyers with information in addition to MLS data, including neighborhood attributes, newly built home listings, school district information, comparable home sales data, maps and driving directions, and user-generated content. For home sellers, we offer online home value estimates and virtual tours of their homes, as well as broad marketing distribution of their properties. Further, we provide clients with useful tools, such as the ability to chat with agents via the website and personalized searching tools, to help them make informed pricing choices.

Empowering real estate professionals with integrated online marketing and sales systems: Real estate professionals can identify and analyze client website behavior by using our proprietary ZAP sales system, which helps them to provide clients with faster, more responsive service and with information that is better tailored and more relevant to their clients’ needs. Agents can then show properties to buyers, list and market properties for sellers, negotiate transactions and handle closing details. Typically, real estate agents who want to acquire leads and customer relationship management tools must pay for them. However, we provide our agents with access to ZAP and to client leads at no out-of-pocket cost to them. These features represent a key component of our value proposition, which includes a complementary commission structure. We designed our value proposition to be highly competitive in our industry.

Development of our business: Our business was incorporated under the laws of the state of California in 1999 and was reincorporated as a Delaware corporation in August 2004. In 2010, our website received more traffic than any other residential real estate brokerage in the nation, according to Hitwise, an information services company. As of March 1, 2011, we had approximately 2.5 million active registered users who had accessed our website within the last year.

Until 2010, our sales agents were typically employees. In February 2010, we began transitioning to an agent independent contractor model in some of our markets, and we completed that transition in the remainder of our markets by January 2011. Through that modified business model, we hope both to empower our local offices and agents to make decisions that are better tailored to the dynamics of their particular markets, thereby increasing productivity and customer service levels, and minimizing management oversight of day of day agent activities, thereby reducing costs for field sales support, corporate sales support and corporate administration.

In January 2011, we announced plans to heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets, where our financial performance, productivity and market presence have been strongest and where local population, economic and housing trends appear most favorable long-term. To that end, we closed our offices in the following markets in the first quarter of 2011: Fresno/Central Valley, CA, Charlotte, SC, Naples, FL, Jacksonville, FL, Miami, FL, Palm Beach, FL, Tampa, FL, Hartford, CT, Minneapolis, MN, Virginia Beach, VA, Tucson, AZ, and Atlanta, GA. In the Atlanta and Tucson markets that we closed, we entered into our first local referral agreements with leading local brokerages that appreciate our strengths in technology and online marketing. Under those agreements, we power the online sales channel for those brokerages in those markets and we have transitioned our local operations to the same brokerages.

After making these changes, we have wholly owned brokerage operations in 23 major markets, serviced by our team of over 2,500 local, licensed sales agents, all of whom are independent contractors. Our wholly owned operations include the markets of Baltimore, MD, Washington, D.C., Boston, MA, Chicago, IL, Dallas, TX, Los Angeles, CA, Orange County, CA, Phoenix, AZ, Sacramento, CA, San Diego, CA, the San Francisco Bay area, CA, Seattle, WA, Las Vegas, NV, Houston, TX, Orlando, FL, Austin, TX, the Greater Philadelphia area, PA, Denver, CO, Richmond, VA, Salt Lake City, UT, Raleigh-Durham, NC, Westchester County/ Long Island, NY, and Portland, OR. All of these markets were opened prior to May 2009. These operations are supported by a corporate and sales support team that as of March 1, 2011 was composed of approximately 161 employees, of which 159 were full-time employees. We also have referral arrangements with third-party brokerages in two markets, Atlanta and Tucson, where we do not conduct our own brokerage operations.

INDUSTRY BACKGROUND AND CHALLENGES

The residential real estate industry is one of the largest industries in the United States. Based on data provided by the National Association of REALTORS®, or NAR, the dominant trade organization in the residential real estate industry, we estimate that residential real estate sales totaled over $1.2 trillion in 2009. Also according to NAR and the U.S. Census Bureau, sales of existing homes compose the vast majority of the residential real estate market, accounting for approximately $1.1 trillion of 2009 total home sales.

The residential real estate brokerage market is highly fragmented and intensely competitive. According to REAL Trends, the 10 largest brokerage firms accounted for less than 6% of all residential real estate transaction volume in 2009, and the single largest firm accounted for less than 3% of total transaction volume. According to NAR, there were approximately 1 million REALTORS® in the United States and its territories as of January 31, 2011. Some brokerage firms are affiliated with national franchise brands, such as Century 21, Coldwell Banker, Prudential and RE/MAX. The franchise brands, which are often large and undifferentiated, license their brand names and trademarks and provide other marketing support to franchisee brokerage firms.

Challenges for home buyers and sellers: Until recently, the residential real estate industry was characterized by a system that did not provide home buyers or sellers with direct access to the information and tools they needed and wanted to complete their transactions. Real estate agents acted as the principal intermediary between home buyers and sellers and controlled the flow of information to both, such as MLS home listings data. In fact, one of the primary benefits traditionally offered by agents was access to this data. This system allowed agents to exercise primary control over the searching of MLS data, which delayed and filtered the flow of information to clients, and which diminished buyer control over the home search process. Prospective home sellers had similarly limited opportunities to investigate the current market or to efficiently and effectively market and sell their homes. With the development of the Internet, brokerages have started offering greater access to information and tools online, but those offerings are often spotty and do not provide clients with a complete end-to-end solution to receive all the information and tools they value.

Challenges for real estate professionals: In our business, competition for customer leads is fierce, and customer acquisition costs are a significant business expense. In the traditional residential real estate brokerage model, sales agents must spend significant personal time generating and cultivating leads, and they incur substantial marketing costs before they begin to generate earnings. Once they have obtained leads, agents typically have limited access to the tools they need to manage client relationships and transactions efficiently and effectively, which diminishes productivity and client satisfaction. Real estate agents often have difficulty generating consistent transaction volume, resulting in inconsistent earnings, which can make it difficult to incur the expenses they need to invest in developing their client pipeline. In addition to the challenges borne by agents, real estate brokerages typically operate from “bricks and mortar” offices in their markets, which impose significant fixed overhead costs.

OUR BUSINESS MODEL

We are focused on addressing the challenges of the traditional residential real estate industry by finding better, faster ways to provide real estate services to home buyers and sellers. Through our combination of leading online marketing capabilities, robust proprietary technology, and agents with strong local presence and expertise, we can connect clients with the information, tools and professional services they need and desire to complete their residential real estate transactions. Through these strengths, real estate agents can provide clients with quick, informative communications that are tailored to their transactions, all while reducing the need for office space. As we build, refine and further interconnect our strengths, we increase our ability to attract clients to our website and to drive agent productivity, thereby building revenues and better leveraging our costs.

We empower home buyers and sellers with information and tools through our innovative use of the Internet and related technologies: Our award-winning website and mobile applications are a key strength of our business model. Through our website, www.ziprealty.com, we provide clients with convenient, free access to home listings data from the various local Multiple Listing Services, or MLSs, in our markets. These MLSs are the source of the most comprehensive and updated information on home sales available, and our MLS data is updated at least once per day in each of our markets. In addition to providing access to MLS information, we provide clients with tools to research and compare homes, all without their having to visit a real estate agent. In certain markets, we also provide free access to newly built home listings posted by residential home builders with whom we have entered into agreements.

We provide other valuable information and useful services to potential home buyers through our website, such as home and neighborhood content, automated screenings and notifications of available homes that meet specified criteria, and the ability to schedule home viewing appointments and make offers online. We offer home sellers online home value estimates and virtual tours, as well as broad marketing distribution through the MLS, Internet and traditional media. Further, we provide clients with useful tools such as the ability to save personalized searches, automatic email notifications of new listings and of changes to listings that clients have saved in MyHomes, and tools to help users make informed pricing choices.

We provide mobile access to our website through the ZipRealty applications for the iPhone, iPad and Android platforms. These applications give clients mobile access to their ZipRealty.com accounts, to the data and tools that are available on our website, and to other tools that enable them to search for homes on-the-go. The mobile applications display search results and related information on Google Maps, including homes currently on the market in the vicinity, and a list of recently sold homes in the area and their sale prices. The applications provide access to third-party home value estimates and to local ZipRealty agents with one click. Clients can use the applications to begin new geo-targeted searches for homes that meet their unique home-buying criteria like price range, number of bedrooms or bathrooms, and property type. Clients who use the Android application can view search results through Google’s Street View option, which gives them a “drive up” feel for a property. For clients who use the iPhone application, our award-winning HomeScan feature allows them to look through their iPhone camera and see pertinent real estate data about the homes nearby. The application also overlays “for sale” information on images, including addresses and distances to homes.

We empower real estate professionals with our integrated online marketing capabilities and sales system technologies: We provide real estate professionals with access to the technologies and the leads they need to attract and service their clients, which we believe empowers our sales agents to close more transactions than are typically closed in the industry. We provide these tools and leads to our agents, at no out-of-pocket cost to them, as part of a value proposition that includes a complementary commission structure. Our centralized lead acquisition and distribution function also helps to manage lead acquisition costs. Through this model, agents can spend less time marketing and more time servicing clients and building their pipeline with substantially reduced out-of-pocket costs, which helps them to stabilize their finances in a business hallmarked by variable earnings.

We interconnect our website and its lead-generation capacities with our ZAP sales system. ZAP, with its proprietary customer relationship management, or CRM, tools, enables agents to organize their tasks and to communicate effectively with and sell to numerous clients at the same time. Agents can use ZAP to service qualified leads, meaning new clients who have completed the registration process and who have either conducted a home search or indicated that they own property to be sold in one of our markets. ZAP automatically monitors each client’s search behavior from the initial search session and assigns that client to a ZipRealty agent who specializes in the specific territories most frequently searched by that client during that initial session, or in the territory where the property to be sold is located, although some clients may choose to work with another ZipRealty agent after reviewing the agent profiles and customer ratings we post on our website. ZAP also provides tools for organizing and prioritizing these leads, for gaining visibility into client website behavior, and for managing required closing documents and tasks so agents can close transactions more efficiently. Our “ZAPmobile” feature enables agents to monitor, connect with and service their clients from any location.

We interconnect our website, our ZAP sales system and our “ZAPmobile” access tools with additional technologies designed to make agents more productive as they build and service their client pipeline, including automatic dialers, email alerts about newly listed properties, and web-based training designed to help agents to work successfully with customers online and to use effectively ZAP’s many features. These technologies help agents to provide clients with quick, informative communications that are tailored to their transactions, all while reducing the need for office space and facilitating the transaction of business away from an office.

OUR STRATEGY

Our strategic priorities are focused on using our core strengths in technology, online marketing and our most attractive local real estate markets to build revenues while further leveraging costs, allowing us to invest in making our value proposition differentiated and more attractive to both clients and agents.

Strengthen our technology and online marketing expertise: In our industry, where competition for leads is fierce and expensive, we have relied on our online marketing expertise and technology to attract clients directly to our website and to equip real estate agents to service clients more efficiently and effectively. As other brokerages adapt to evolving technologies and practices, we plan to continue to differentiate ourselves by developing better ways to attract clients to our website, to offer clients as-it-happens information and cutting-edge tools, to highlight the expertise of our agents, and to empower agents with the information and tools needed to satisfy clients, work more effectively and manage costs successfully. For example, in January 2011 we announced our plans to test in select markets the opening of our website so that more of our information and tools are available to users before they register with us, which could make our website more visible to search engines and provide a stronger platform to promote the local expertise of our agents.

Deepen our local presence in our strongest markets: In 2010, our aggregate transaction volume in our markets represented less than 1% of the total transaction volume for those markets. We believe that we have a significant opportunity to grow our market share in our current markets, both in terms of our home listings business and in our representation of home buyers, given that competition is largely fragmented. Accordingly, we are focused on growing our revenues by building our market share in our strongest, most attractive markets, and we do not expect to enter new markets in the foreseeable future. In doing so, we are evolving away from a national, one-size-fits-all approach toward a more localized and customized approach that is tailored to meet the dynamics of each market. For example, we have empowered our real estate agents with more autonomy and flexibility by transitioning from an employee model to an independent contractor model. We have reorganized our local management responsibilities and significantly reduced our corporate sales support and administration, thus encouraging greater local independence and efficiency. In January 2011, we announced the closing, or transition to other brokerages, of 12 of our local markets to concentrate on our remaining 23 markets where our operations are strongest and where local demographics appear most favorable long-term.

Because the competitive landscape varies by market, the growth initiatives we use in each market will likely vary as well. Typically, we plan to engage additional independent contractor agents, to build our local referral networks, and to incentivize agents by compensating them at greater levels as their productivity increases. We also plan to pursue more actively the home listings business. Historically, our clients who are home sellers have represented only a fraction of our business, and they accounted for only 7% of our transactions in 2009 and 9% of our transactions in 2010. The home listings business represents a significant revenue growth opportunity for us, and we plan to build our local referral networks, name recognition and reputation for local knowledge and expertise to drive the growth of our home listings business market by market. As we grow that business, we also plan to leverage our increased home listings presence to attract home buyers as clients while incurring only nominal additional marketing costs.

Explore opportunities to unleash our products and services in new channels: In addition to our core business of directly helping clients to buy and sell homes in the markets where we operate brokerage offices, we are evaluating opportunities to diversify our revenue stream by further leveraging our strengths in technology and online marketing. One potential source of revenues is to offer marketing and advertising programs to the providers of transaction-related services that surround our core business. Some of these programs may be offered through subsidiaries and other affiliates, while others may be offered through marketing arrangements with independent third parties, such as title, mortgage and insurance companies. For example, we have entered into a marketing agreement with Bank of America, under which we receive a flat monthly fee in exchange for our commitment to market their mortgage products and other services to our clients. Another potential source of revenues is to offer advertising and lead generation services to third parties. We have already entered into agreements to provide such services in exchange for fixed monthly payments and, in some cases, performance-based fees linked to Internet page views and lead generation results. Yet another potential source of revenues involves licensing our proprietary information and systems, including our website and our ZAP sales system, for use by brokerages in markets where we do not compete. To that end, we recently entered into two local referral agreements, covering the Atlanta and Tucson markets, under which we agreed to power the online sales channel for leading local brokerages in each of those markets, and we have transitioned our former operations in those markets to the same brokerages. We are exploring additional opportunities to capitalize on our strengths to generate additional revenues at attractive margins.

Continue to improve our value proposition: We are focused on staying on top of changes in the way home buyers, home sellers and real estate agents seek to conduct business in the residential real estate industry and on fine-tuning our value proposition accordingly. For example, in a typical market, we currently pay each of our home buyers an amount equal to 20% of our commission in cash upon closing. We have begun testing in select markets alternatives to rebates that are designed to highlight and enhance the professionalism and high quality service of our agents. The continuous evaluation and refinement of our business model is critical to our culture, to our ability to differentiate our products and services from our competitors, and ultimately to our success.

OUR CONSUMER WEBSITE AND SERVICES

Our real estate services enable consumers to exercise more control over their transactions. Our website, www.ziprealty.com, provides a step-by-step approach to guide clients through the home buying and selling process. We enhance our website by including information such as home listings, neighborhood attributes, newly built home listings, school district information, comparable home sales data, maps and driving directions, and user-generated content that we obtain from local MLSs and other third party providers. Our website is proprietary to us. We also provide clients the ability to access comprehensive home listings data on the ZipRealty applications for the iPhone, iPad and Android platforms.

Access to comprehensive MLS home listings data: We offer clients access to comprehensive available home listings data, including pictures, from the local MLSs in the markets in which we operate. As active members of the MLSs in these markets we organize the data from each MLS database and provide it directly to consumers on our website. Unlike some real estate websites, we show listings from all broker participants in the MLSs, not just our own listings. We update this data frequently, at least once a day and, for most of our markets, multiple times daily. Consumers can search for homes based upon numerous criteria, including city, zip code, price, square footage, number of bedrooms and bathrooms, map geography, school district, distance from a specified address, and other characteristics and amenities such as lot size, whether a home has a fireplace or central air conditioning, and numerous other features. We do not show information from the MLS databases that relates to homeowners who have opted out of the Internet display of their home listing information, or information that is marked as confidential, such as information relating to home security.

The rules of the various MLSs in our markets often limit the home listings information that can be presented on a website that is not password-protected. Because we operate a password-protected website, MLS rules permit us to provide clients with direct Internet access to most comprehensive and updated information on home sales available. We typically provide only limited information to clients until they provide basic registration information, agree to our terms of use and then return to our site to input a code that we email to them at the time of their registration. In select markets, we are currently testing the opening of our website so that clients can access more home listing data, in keeping with MLS restrictions, before registering with us.

Email alerts on new home listings information: One of our most popular consumer website tools is our email alert feature, which allows consumers to receive an automatic email notification each time a property that meets their desired search criteria is made available on the local MLSs. Since we update our listings information at least once per day in each market, our registered users are able to learn about new listings in a timely manner, usually within 24 hours. We also send automatic email notifications of changes to listings that clients have saved in MyHomes. We believe our email alerts provide our clients with a competitive advantage over other consumers, who might have to wait for their agent to learn about a new listing, or about changes to an existing listing of interest, and then contact them with the information. While some brokerages and websites offer email alerts, we believe our alerts are generally superior in terms of the timeliness of their delivery and the comprehensiveness of the home information we provide. The email alert tool is also interactive: with one click the consumer can login to see more detailed information on the home, schedule a visit with one of our agents to see the home, or send an email to one of our agents requesting more information about the property. Our number of email alert messages has grown steadily and averaged over 60.1million per month in 2010, compared to over 41.2 million per month in 2009 and over 30.8 million per month in 2008.

Neighborhood data and related compelling content: In addition to the MLS data, our system is designed to provide consumers with access to a broad range of information about their potential home without having to rely on an agent or other party to provide that information to them. Our website provides several tools to help clients educate themselves during the process, including relevant neighborhood data such as population, comparable home sales, average income, education level, occupation mix, cost of living, crime statistics, weather, school district information, maps and driving directions. The website displays compelling spatial information, including school district boundaries, neighborhood boundaries and parcel boundaries, in addition to mapping contextually relevant information such as schools, transit stations and businesses.

Online images and virtual tours: We believe that one of the principal attractions of the Internet for consumers who are researching homes is the ability to view images of available homes. For clients who are selling homes, we offer virtual home tours and photos of our home listings at no additional cost. For clients who are buying homes, in addition to the customary single photo, in select markets we have the ability to post multiple property photos from the local MLSs, giving clients a more robust search experience. This enables home buyers to better research homes before deciding whether to visit them.

Schedule visits: We try to make it as easy and convenient as possible for home buyers to schedule visits of properties they would like to see. All that clients need to do is click on a button when viewing information about a home on our website and enter in their phone number and what days and times they would prefer to see the home. We then contact the listing agents and organize the visits. Alternatively, clients can contact their ZipRealty agent by telephone or email to schedule a visit.

Home offers: While the vast majority of clients prefer to make offers through their ZipRealty agent, some clients like the convenience and speed of submitting their offers online. We provide this capability through our website by allowing clients to input all of the relevant information into our offer form. We then fill out the appropriate paperwork and obtain signatures from clients and submit offers on their behalf.

OUR ZAP SALES SYSTEM

ZAP is our proprietary web-based agent platform and customer relationship management system, and it is deeply integrated with our website. This deep integration provides the data and information required to methodically prioritize agent workflow and to drive fast, relevant and responsive service to clients. ZAP systematically integrates and records consumer contact information and website behavior, agent behavior and transaction information into a common Oracle-based platform. ZAP records relevant consumer behavior such as logon frequency and times, specific homes viewed and printed, searches made by clients, requested visits to view homes and online offers. The system also records and organizes all relevant agent activities. For example, ZAP automatically captures and stores all agent email communications, organized by client. Agents can also input into ZAP summary information about all client phone calls, visits conducted and offers submitted and accepted.

The ZAP system also incorporates proprietary CRM tools that allow real estate agents to manage their databases of clients. For example, one tool uses predictive behavior to help agents identify those clients who are likely to need their services in the near term. ZAP also has an array of real-time management reports, which gives our management detailed visibility into daily business activity. Finally, ZAP includes automated closing checklists and tools that allow agents to handle the closing of multiple transactions efficiently. We believe that ZAP enables agents who use the system to be more productive and enhances the level of service they provide to clients.

OUR REALTORS®

Consumers value real estate agents with strong professional skills, including depth and breadth of knowledge in their local markets. Our real estate agents are all licensed REALTORS® and typically have or are gaining extensive market knowledge of the markets they serve and are active members of their local, state and national real estate and MLS associations. As is customary in the real estate brokerage industry, our agents earn a portion of the commissions they generate for us, which is known as their split. Our commission splits to our agents typically vary based on eligible production. As part of our value proposition, we provide our agents with access to ZAP and to client leads at no out-of-pocket cost to them. We designed this value proposition, which includes a complementary commission structure, to be highly competitive in our industry. In addition, consistent with our commitment to customer service, clients are able to influence the compensation paid to their ZipRealty agents based upon the results of a client satisfaction survey, and we offer our closed clients a $250 cash refund (more in Oregon) if they are unsatisfied with our services.

Until 2010, our real estate agents were typically employees. In February 2010, we began transitioning to an agent independent contractor model in some of our markets, and we completed that transition in the remainder of our markets by January 2011. This model is a significant departure from our former agent employee model, and through it, we hope both to empower our local offices and agents with more autonomy to make decisions that are better tailored to the dynamics of their particular markets, thereby increasing productivity, and to minimize management oversight, thereby reducing costs for field sales support, corporate sales support and corporate administration.

Our recruiting and training team is composed of corporate office recruiting/training personnel plus recruiters and trainers who serve our market-level operations. Our market-level recruiters are dedicated solely to identifying and qualifying prospective agents and our trainers are involved in comprehensive training programs both for new agents as they join us and for existing agents on an on-going basis. Training content is available through multiple channels, including webcasts and live presentations during weekly sales meetings. Our agents complete a series of training modules with their manager and other local resources during their first several weeks of service and are also frequently paired with seasoned agents for additional in-the-field training. Besides a brief orientation training regarding compliance and document submission, training is optional for our agents.

CLIENT ACQUISITION

We want our real estate professionals to focus on providing high-quality client service, rather than finding their next client. Accordingly, for our agents who so desire, we provide leads for clients who are actively searching on our website for properties, or are selling properties in their sales territories. We attract these clients through word of mouth, company press coverage and advertising. In 2010, we attracted approximately 37% of our leads directly to our website, which involved no direct acquisition costs. We currently have contractual relationships with over 50 Internet lead sources. The majority of our lead source agreements are in the form of non-exclusive, short-term agreements (one year or less) that are generally terminable on little or no notice (60 days or less) and with no penalties. In 2010, our principal third party lead sources were Google and HomeGain.

We believe that strengthening the ZipRealty brand will increase our presence and our reputation, thereby providing a competitive advantage in attracting agents and clients and, ultimately, increasing the number of transactions that we close. We plan to increase our brand awareness by increasing our word of mouth marketing through such initiatives as increased use of our “refer a friend” feature, by marketing our services through our large and growing base of past clients, and by pursuing continued strong press coverage and media attention. In addition, we believe that we can enhance our brand by continuing to focus on client service, with the objective of creating life-long relationships with clients and increasing repeat and referral business. Through these efforts, we plan to promote a differentiated brand known for innovation and fast, excellent customer service. By building our brand, we hope to achieve greater website traffic and thus more effective leveraging of lead acquisition costs, market share growth, development of our listings business, and better agent recruitment and retention.

PRODUCT DEVELOPMENT AND ENGINEERING

Our technology team is composed of a product development team, software engineers, database and data center engineers and a data acquisition team. Our technology team focuses on enhancing and improving our existing technology as well as developing new proprietary tools.

Our technology team is responsible for maintaining property listings data through our over 60 MLS memberships. In order to provide the most comprehensive and timely data available, we download MLS data seven days a week, and for most MLSs, multiple times per day. Currently, we provide information on approximately 1.0 million homes in our searchable database in the markets we serve. To provide clients with a more complete understanding of homes and neighborhoods, we combine data from the MLSs with additional local information from other data sources, which we license on a non-exclusive basis.

Our product development team is responsible for fulfilling all product requirements on both our consumer website and the ZAP sales system. This team generally internally releases software updates approximately once per quarter. As part of our development process, the product development team works with users to identify feature enhancements that will provide a better consumer experience, increase agent productivity and enhance management oversight capabilities. Our system is not dependent on a client’s computer configuration, working with all principal Internet service providers and Internet browsers. Our system is Java-based and uses commercially available hardware and proprietary database technology based on an Oracle platform, making it highly scalable. Our application server is compliant with relevant industry standards.

We serve clients from a third party co-location facility located in Aurora, Colorado. This facility is secured by around-the-clock guards and biometric access screening and is equipped with back-up generators, redundant HVAC and Internet connectivity.

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

State regulation. Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. In each of the states and the District of Columbia where we currently have operations, we have designated one of our officers as the individually licensed broker and, where applicable, we hold a corporate real estate broker’s license.

Payment of rebates or credits to real estate purchasers of the type we offer are permitted in most, but not all, states. In addition, some states have enacted legislation similar to (and in some cases more restrictive than) the federal legislation discussed below.

Federal regulation. In addition to state regulations, several federal laws and regulations govern the real estate brokerage business. The applicable federal regulations include the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, and federal fair housing laws. RESPA, as applicable to us, is intended to provide for more effective advance disclosures to home buyers and sellers of settlement costs and the elimination of kickbacks or referral fees that tend to increase unnecessarily the costs of certain settlement services. While RESPA has broad-reaching impact on a variety of services associated with the purchase or sale of real estate, including lending, title insurance and other settlement services, its principal application to the real estate brokerage business is to restrict payment of referral fees or the inappropriate splitting of fees (including through arrangements designed to disguise any such illegal payments as legitimate marketing fees), and to require additional consumer disclosures. Generally, it is illegal under RESPA to pay or receive a referral fee or other non-service-related fee, kickback or anything of value in a real estate transaction involving a federally related mortgage loan for the referral of business. RESPA generally restricts us to the receipt of, or payment for, the reasonable market value of services, goods or information actually and permissibly provided in the settlement of such transactions. While RESPA does not prohibit us from entering into legitimate marketing relationships, it does limit the type of business relationships that we can enter into for acquiring client leads or otherwise, as well as the referral of clients to other service providers. RESPA also limits the manner in which we can provide other services to clients. Federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers, which affects our opportunities to solicit new clients.

Local regulation. Local regulations also govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.

Federal and state labor regulation. In addition to the real estate regulations discussed above, we are subject to federal and state regulations relating to our employment and compensation practices. For our agents, all of whom are classified as independent contractors, we are subject to Internal Revenue Service, Fair Labor Standards Act and state law guidelines as they apply to this classification.

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

Additionally, we operate a virtual office website, or VOW, which is a password-protected website that allows us to show comprehensive MLS data directly to consumers without their having to visit an agent. Pursuant to a final settlement agreement approved in November 2008 between NAR, the dominant trade organization in the residential real estate industry, and the U.S. Department of Justice, NAR was required to revise its VOW policy to prohibit NAR, and any NAR-affiliated MLS, from developing policies that unfairly target brokers that operate VOWs. In addition, NAR was required to revise its VOW policy to require that brokers that operate VOWs be treated the same as “traditional” brokerages that do not operate VOWs. Specifically, pursuant to the revised policy, brokers must be permitted to distribute the same listing information on a VOW as “traditional” brokers distribute by hand, fax or email, brokers may not opt-out from showing listings on VOWs, and NAR-affiliated MLSs are prohibited from restricting the listing information provided to VOWs. However, the settlement allows homeowners to opt-out of displaying their home listing information on the Internet, including on VOW and non-VOW websites. While we believe that this settlement and NAR’s current VOW policy have substantially reduced most efforts by the local boards and MLSs to restrict brokers from serving customers through a VOW, there is risk that local boards and MLSs may try to adopt or enforce unreasonable conditions on VOWs such as the one we operate.

NAR, as well as the state and local Associations of REALTORS®, also have codes of ethics and rules governing the actions of members in dealings with other members, clients and the public. We are bound to abide by these codes of ethics and rules by virtue of our membership in these organizations.

COMPETITION

The market for residential real estate brokerage services is intensely competitive and highly fragmented at the national level, with no individual brokerage holding more than a 3% share, and the ten largest brokerages holding less than 6% collectively, in 2009, according to REAL Trends. However, the ten largest national brands that franchise individual brokerages accounted for a significant percentage of total brokered transaction volume, providing the potential for significant national and local influence. We compete with these brokerages at the local level to represent home buyers or sellers. Our larger competitors include Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker, Better Homes and Gardens and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT Incorporated owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We are also subject to competition from local or regional firms, as well as individual real estate agents.

We also compete or may in the future compete with various online services, such as LendingTree (which owns RealEstate.com), MarketLeader (formerly HouseValues, Inc.), Move, Inc. and its Realtor.com affiliate, Zillow, Trulia and Yahoo! Inc., that also look to attract and service home buyers and sellers using the Internet. Move is affiliated with NAR, National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages. While these online services companies are intermediaries providing lead referrals and are not full-service brokerages like us, we compete with these companies to attract consumers to our website. We also compete for online traffic with lead source providers such as HomeGain, from whom we purchase leads.

In addition, the competitive landscape in the residential real estate industry is in the midst of significant changes as new business models enter the marketplace. A growing number of discount firms, including Redfin, cater exclusively to clients who are looking for reduced service levels as well as for-sale-by-owner services.

We believe that the key competitive factors in the residential real estate segment include the following:

•	quality of the home data available to clients;

•	quality of the agents, including ability to attract, retain and incentivize quality agents;

•	level of responsiveness to clients;

•	client’s ability to control the home purchase and home sale process;

•	local knowledge;

•	level of commissions charged to sellers or incentives provided to buyers;

•	ease of product usability; and

•	overall quality client service.

We believe that by combining our online marketing expertise and proprietary technology with agents who are focused on providing excellent customer service, we are well positioned relative to our competition to address these competitive factors in our industry.

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We currently have trademarks registered or pending in the United States and abroad for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our website, our proprietary database and ZAP. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests, and we hold a patent issued in the United States that covers certain processes and methodologies related to transacting residential real estate on the Internet. In addition, we have filed six patent applications with the U.S. Patent Office to seek protection for various aspects of our unique technology, which creates a network that connects our mobile tools, website and CRM tools to enhance communication among and information available to agents and clients. We also enter into confidentiality and invention assignment agreements with our employees, agents and consultants and confidentiality agreements with other third parties, and we strictly control access to our proprietary technology.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, and our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

SEASONALITY

The residential real estate market traditionally has experienced seasonality; please see Item 1A of this report under “Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.”

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 5, 2011:

Name	Age	Position
Charles C. (Lanny) Baker	44	Chief Executive Officer, President and Director
David A. Rector	65	Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer
Genevieve C. Combes	43	Senior Vice President, Technology and Operational Strategy
Robert J. Yakominich	54	Senior Vice President, Sales
Sally Aldridge	42	Vice President and Chief Marketing Officer
Joan L. Burke	58	Vice President, Human Resources
Samantha E. Harnett	35	Vice President, General Counsel and Secretary
Stefan M. Peterson	42	Vice President, Operations

Charles C. (Lanny) Baker has served as our Chief Executive Officer and President and a member of our Board of Directors since October 2010. From December 2008 until October 2010, Mr. Baker served as our Executive Vice President and Chief Financial Officer. From March 2005 to June 2007, Mr. Baker served as Senior Vice President and Chief Financial Officer of Monster Worldwide, Inc., an online recruitment services company. From June 1993 to March 2005, Mr. Baker served in positions of increasing responsibility in the Equity Research department at Smith Barney, a division of Citigroup, Inc., serving as Managing Director from January 2000 to March 2005. Prior to joining Smith Barney, Mr. Baker spent two years as an Equity Research Analyst at Morgan Stanley & Co. and two years in research assistant positions at Donaldson, Lufkin & Jenrette. Mr. Baker is currently a director and the chair of the audit committee and the nominating and corporate governance committee of The Knot, Inc., a life stages media company targeting couples planning their weddings and future lives together. Mr. Baker holds a Bachelor of Arts degree in history from Yale College.

David A. Rector has served as our Chief Financial Officer since October 2010, as our Senior Vice President since May 2006 and as our Controller and Chief Accounting Officer since December 2008. Mr. Rector served as our Chief Financial Officer from May 2007 to December 2008, as our Interim Chief Financial Officer from January 2007 until May 2007, as our Chief Accounting Officer from May 2004 to May 2007, as our Controller from April 2002 to May 2007, and as our Vice President from October 2002 to May 2006. Prior to joining us, from June 1999 to January 2002, Mr. Rector worked in various financial positions for several companies as a consultant for Resources Global Professionals, a consulting firm. Prior to that, he held senior financial positions at various companies, including commercial real estate companies Allegiance Realty Group and Fox & Carskadon Financial Corporation and served as an audit manager at Price Waterhouse. Mr. Rector is a Certified Public Accountant and holds a Bachelor of Science degree in business administration from the University of California at Los Angeles.

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

Sally Aldridge has served as our Vice President and Chief Marketing Officer since March 2011. From December 2010 to March 2011, Ms. Aldridge served as our product strategy consultant. From December 2008 to December 2010, Ms. Aldridge served as a strategic and marketing consultant for a number of organizations in the wine industry, including Vine Hill Ranch, a winery, The Duck Blind, a provider of strategic marketing services to vintners, and Napa Valley Grape Growers, a trade association. From June 2005 to December 2006, Ms. Aldridge served as Senior Strategist of Evolve Marketing, a provider of strategic marketing services. Prior to June 2005, Ms. Aldridge held positions as Marketing Director of ESPN, a media business that provides comprehensive sports coverage, Vice President of Product Marketing of Quokka Sports, an Internet provider of sports coverage, and Project Manager of IBM Australia, a technology and consulting company. Ms. Aldridge holds a Masters of Business Administration degree from Harvard Business School and a Bachelor of Science in Electrical Engineering degree from Lehigh University.

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

Stefan M. Peterson has served as our Vice President, Operations since October 2010. From July 2005 until October 2010, Mr. Peterson served as our Director of Operations. From 2000 through June 2005, Mr. Peterson served in a number of positions with the Company and contributed to the development and optimization of the Company’s systems, sales management, client services and business development. Mr. Peterson holds a Masters of International Business degree from the University of South Carolina and a Bachelor of Science degree in history from the U.S. Air Force Academy.

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

We have had a history of net losses from our inception in January 1999 through the first half of 2003.While we were profitable in several quarters from 2003 through 2006, we have experienced quarterly net losses since then and at December 31, 2010 had an accumulated deficit of $108.9 million. If we do not become consistently profitable, our accumulated deficit will grow larger, and we could require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. We cannot guarantee that our revenues will increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

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

We recently announced changes to our business model and operations that were designed to improve our financial condition and prospects for growth, but there can be no assurance that we will realize the intended benefits from these changes, or that we will not suffer unintended consequences.

In January 2011, we announced our plans to improve our financial condition and prospects for long-term growth. To that end, we are heightening our focus on our core strengths in technology, online marketing and our most attractive local real estate markets, we closed our offices in twelve markets and, in two of the markets that we closed, we entered into our first local referral agreements, under which we power the online sales channel for leading local brokerages. We completed the transition of our real estate agents nationwide from an employee model to an independent contractor model, with the aim of increasing agent productivity and customer service levels. We reorganized local management responsibilities to reduce costs for sales support and administration. In select markets, we began testing alternatives to rebates to highlight and enhance the professionalism and quality of service of our agents. We also began testing the opening of our website to provide more information to users prior to registration, which we believe will improve our marketing of our website and our agents’ services. Through these changes, we hope to improve cash flow and to convert a greater portion of our cost structure from fixed to variable, which should give us greater leverage to attract and retain agents and to incentivize productivity. However, there can be no assurances that we will realize any of the benefits we intended from these actions, or that we will not suffer unintended consequences from any of these actions.

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

We believe that we rely more heavily on technology than traditional “bricks and mortar” brokerages to gather, store, evaluate and communicate information, including our efforts to generate leads via the Internet, to prioritize leads, to empower agents via our ZAP agent platform, and to service customers, including by providing online access to comprehensive MLS listings. To continue to perform those functions effectively, we will need to adapt to changes in technologies and practices concerning the nature and use of information. For example, we will need to adapt our website and our ZAP agent platform to be compatible with new Internet and mobile access tools. We may need to adapt our approach for generating website traffic to address evolving customer interests, for example, a greater interest in social websites, in local neighborhood information, or in alternative media. We may need to adapt our technology or change our practices to address new Internet regulations, as well as new “spam” filters that incorrectly treat our emails to clients as unsolicited materials and block them. We must constantly modify our technology to successfully interact with each independent MLS in order to maintain access to that MLS’s home listings information. In addition, if the current practice of listing homes for sale on individual MLSs is challenged or replaced by a competing system, such as the nation-wide MLS system being developed by NAR, we will need to adapt to that change to continue operating our business. Some of our competitors may respond more quickly to new or emerging technologies and practices relating to the nature and use of information. If we cannot make such adaptations quickly so as not to erode our competitive advantages in attracting clients and agents, or we do so in a manner that increases our expenses without a related increase in revenues, our operating results could suffer.

Our business practices are heavily regulated, and we may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations.

Our business practices are heavily regulated by numerous federal, state and local authorities, as well as the standards of private trade associations to which we belong. These regulations and standards are discussed in more detail in Item I of Part I of this report under “Regulatory Matters.” In addition to the regulations concerning agent classification and compensation that are discussed in the following risk factor, the laws, rules and regulations that apply to our business practices include the following:

•	State real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses;

•	The federal Real Estate Settlement Procedures Act, the federal Fair Housing Act, and federal advertising and other laws, as well as comparable state statutes;

•	Rules of trade organization such as NAR, local MLSs, and state and local AORs;

•	Licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services;

•	Privacy regulations relating to our use of personal information collected from the registered users of our website;

•	The Federal Trade Commission Act and similar state laws that prohibit unfair and deceptive business practices with consumers;

•	Laws relating to the use and publication of information through the Internet; and

•	State laws that restrict or prohibit our payment of rebates.

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

As of January 31, 2011, all of our agents nationwide have been retained as independent contractors. With respect to our independent contractor agents, and like most brokerages, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any of our agents. Further, if legal standards for classification of agents as independent contractors change or appear to be changing, it may be necessary to modify our compensation structure for these agents in some or all of our markets, including by paying additional compensation or reimbursing expenses.

For most of the Company’s history prior to January 31, 2011, nearly all of our agents were retained as employees, not independent contractors. For our agent employment practices during that period, we continue to be subject to laws regarding employee classification and compensation, many of which do not apply to traditional brokerages that retain agents only as independent contractors. We classified our employee agents as exempt from federal and state regulations regarding overtime and minimum wage payments because their duties, which consisted of working in the field selling residential real estate, were designed to qualify for the “outside sales exemption” under the terms of the Fair Labor Standards Act and various state laws. These employment and compensation regulations are subject to judicial and agency interpretation, and as to any individual agent, if his or her duties as an employee were different than those assigned and contemplated by Company policy, it might be determined that the outside sales exemption was inapplicable to that agent.

If our current or former agent classification or compensation practices are challenged, we could incur substantial costs, penalties and damages, including back pay, unpaid employee benefits, taxes, expense reimbursement and attorneys’ fees. For example, when our former agent compensation and expense reimbursement policies were challenged in class action lawsuits filed previously against us, we incurred material litigation and settlement costs and modified our expense reimbursement policies. Any of these outcomes could result in substantial costs to us, could significantly impair our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract clients and agents.

Our value proposition for agents, which includes access to client leads and customer relationship management tools at no out-of pocket cost to them, is not typical on our industry, and if agents do not understand this proposition or value its attributes, whether in its current form or as we may test or implement changes to it, we may not be able to attract, retain and incentivize agents.

Typically, real estate agents who want to acquire client leads and customer relationship management tools must pay for them. However, we provide our agents with access to client leads and our ZAP sales system, with its proprietary customer relationship management tools, at no out-of-pocket cost to them. These features represent a key component of our agent value proposition, which includes a complementary commission structure that is lower than what we would be able to pay if we did not offer these features. Our standard value proposition may not be attractive to certain agents who have developed their own client pipeline. Also, because our agent value proposition is not typical in our industry, agents may not understand or appreciate it. In addition, agents may not appreciate the modifications to our agent value proposition that we may test and implement from time to time. If agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most of our competitors, we may not be able to attract, retain and incentivize them to grow our revenues without significantly increasing our commission splits or other costs, which would reduce our gross margins.

Our efforts to grow local market share, including by building our listings business, will face intense competition, and we cannot guarantee that these efforts will be successful or profitable.

The residential real estate industry is intensely competitive and highly fragmented. To capture and retain market share, we must compete successfully against other brokerages not only for large numbers of clients, but also for large numbers of agents in our growth model. Because the market is highly fragmented and brokerage fees are variable, competitors may reduce fees to attract business. In addition, many of these brokerages have valuable relationships, innovative models, or access to greater resources than we do. Many of our markets are composed of entrenched brokerages with superior local referral networks, name recognition and perceived local knowledge and expertise. These attributes give these brokerages an advantage in agent recruitment and retention, in attracting clients, and in building their listings business. Many brokerages also have more experience than us in acting as listing agents, as we have traditionally focused on clients looking to buy homes (with buyers representing 91% of our transactions in 2010). Some of our competitors with greater resources may be able to undertake more extensive marketing campaigns or to better withstand price competition in a market. Unless we can develop the relationships, reputation, expertise and personnel to compete with these brokerages without reducing our prices or increasing our agent compensation, we may not be able grow our listings business, attract buyers, or attract and retain agents as needed to grow our market share profitably.

We derive a significant portion of our leads through third parties, and if any of our significant lead generation relationships are terminated, impaired or become more expensive, we may not be able to attract new clients and grow our business without a substantial increase in expenses.

We generate leads for our agents through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. For example, in the 23 markets which we did not close in January 2011, our largest third-party lead source generated over 25% of our leads during 2010. We could lose a large lead supplier, whether through insolvency or otherwise. Also, state laws or NAR or MLS rules could make it more difficult or expensive for lead generators to provide us with sufficient leads. Should any of these events occur, or should leads otherwise become less available or more costly, we may not be able to obtain a sufficient number of leads to attract new clients and grow our business without a substantial increase in expenses.

Unless we develop, maintain and protect a strong brand identity, we may not be able to grow our business without reducing our profit margins.

We believe a strong brand that expands a company’s presence and builds its reputation is a competitive advantage in attracting both clients and agents, as well as opportunities to diversify our revenue stream.

Accordingly, we plan to use our marketing and advertising efforts to promote a differentiated brand known for providing the best, fastest ways to connect clients with the information, tools and agent services they value to complete their residential real estate transactions. By building our brand, we hope to achieve greater website traffic and thus more effective leveraging of lead acquisition costs, market share growth, development of our listings business, and better agent recruitment and retention. However, our branding efforts may not have a material positive impact on our brand identity. Further, our branding message may not resonate with consumers or agents. In addition, developing a positive brand will depend on our ability to provide a high quality consumer experience and high quality service, which we may not do successfully. If we are unable to develop, maintain and protect our brand, we may not be able to increase our revenues without a disproportionate increase in our client acquisition and agent compensation costs, which would reduce the profitability of our business and negatively impact our financial condition.

If our arrangements for diversifying our revenue stream become impaired, our financial condition could suffer.

In addition to our core business of directly helping clients to buy and sell homes, we have introduced our products and services in other channels to diversify our revenue stream while further leveraging our strengths in technology and online marketing. We realize additional revenues by offering marketing and advertising programs to the providers of transaction-related services that surround our core business, by offering advertising and lead generation services to third parties, and by licensing our proprietary information and systems, including our website and our ZAP sales system, for use by brokerages in markets where we do not compete. For example, we have entered into a marketing agreement with Bank of America. Under that agreement, Bank of America pays us a flat monthly fee (which typically represents less than 3% of our monthly net revenues) in exchange for our commitment to market its mortgage products and other services to our clients. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our brand name and client relationships could suffer. Also, upon the termination of an arrangement with an independent third party to provide services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. In addition, our clients could have a more difficult time obtaining the financing or other services needed to purchase a home through us, which could negatively impact our transaction revenues. Any of these events could negatively impact our financial condition.

Providing online access to comprehensive MLS listings and related information concerning the residential real estate market is a hallmark of our business, and our ability to attract and service clients and to manage lead acquisition costs would be harmed if our ability to provide or advertise this access is impaired.

A key component of our business strategy is to attract clients directly to our website, thereby increasing our base of clients and reducing our need to purchase leads from third parties. To do so, through our website, we offer clients access to, and the ability to search, real estate listings posted on the MLSs in the markets we serve, as well as related neighborhood information and maps. Our ability to display this information is subject to agreements with third parties, which may or may not be available on acceptable terms in the future. Those third parties operate their own technology platforms, and we may be unable to interoperate with those platforms cost-effectively or at all. Further, we could lose access to that information in the event of a systems failure or a dispute with those information providers. In addition, our ability to provide Internet access to home listings information could be diminished if increasing numbers of homeowners opt-out of providing their home listings information on the Internet, which is permitted by the rules of many MLSs, including those affiliated with NAR. Also, NAR is in the process of developing a nation-wide MLS, which could significantly change the current practice of listing homes for sale on individual MLSs. It is too soon to tell whether this new model will impair the home listings information we make available on our website, or the perceived value of that information. Should any such event occur, we expect that our website and services would become less attractive to potential clients, our ability to attract and service clients would be harmed, and we would likely need to purchase additional, and more costly, leads from third parties, increasing our expenses.

We are testing alternatives to offering rebates to our clients who are home buyers, and we may lose a competitive advantage in attracting customers if we adopt these alternatives.

Currently, our clients who are home buyers represent a substantial majority of our business and revenues. Where permitted by law, as part of client value proposition, we provide our home buyer clients a cash rebate at closing. Our willingness to provide rebates is subject to a number of considerations, including their perceived value by our buyer clients, which could be impaired by changes in mortgage-related rules, regulations, or practices, including those of state or Federal agencies, government-sponsored agencies, or lenders. Also, the laws of some states restrict or prohibit our ability to provide rebates or share commissions with clients who are not licensed real estate agents. We have begun testing in select markets alternatives to rebates that are designed to highlight and enhance the professionalism and high quality service of our agents. We cannot predict whether these alternatives will be cost-effective in attracting prospective clients. If we determine not to offer rebates in any or all of our markets, or if our alternatives to rebates are not at least as attractive and cost-effective as rebates in attracting home buyers as customers, our ability to compete for these customers may be impaired.

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

We may implement changes to our business model and operations to improve our revenues that cause a disproportionate increase in our expenses and reduce our profit margins. For example, we may increase the portion of our business that is composed of representing sellers in their home listings, through which we would incur costs that we do not incur when representing buyers, such as marketing costs. We may make further revisions to our agent compensation model or replace it with a different model. We may disproportionately build our business in lower-priced markets or with transactions that comprise lower-priced homes. We may expand into new distribution channels, which could involve significant start-up costs that may only be recovered, if ever, after we have been operating in those markets or businesses for some time. Any of these attempts to improve our revenues could result in a disproportionate increase in our expenses and in reduced profit margins.

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

Our failure to effectively manage the growth of our technology and control systems to service clients and agents and maintain legal compliance could adversely affect our financial position.

As our business grows in terms of the number of transactions we service, the number of agents we manage, and the distribution channels in which we offer our products and services, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, as well as our financial and management information and control systems, and to maintain effective cost controls. Our ability to manage these efforts and to maintain legal compliance could be thwarted by many factors, including turnover in management and the lack of adequate staffing with the requisite expertise and training. If our operational technology is not sufficient to service agents or clients, then agent retention could decrease, client service could suffer, and our costs could increase. In addition, if our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to satisfy regulatory scrutiny or contractual obligations with third parties and may suffer a loss of reputation. Any of these events could negatively affect our financial position.

Our business, financial condition and reputation may be substantially harmed by systems interruptions, delays and failures.

The performance and reliability of our technology infrastructure are critical to our reputation and ability to attract and retain clients and agents. Our systems and operations are vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third party vendors to operate our network infrastructure co-location and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any systems interruption, delay or failure could result in substantially fewer transactions, increased costs, litigation and other consumer claims and could damage to our reputation, any of which could substantially harm our financial condition.

We may suffer significant financial harm if we are alleged to have not complied with legal requirements concerning our transition of our agents from an employee model to an independent contractor model.

In connection with our transition to an independent contractor, which was completed in January 2011, we terminated the employment of all our employee agents, and where we were required, we issued related WARN notices pursuant to state and federal law. If our procedures for terminating employee agents and complying with state and federal WARN requirements are successfully challenged, we could incur substantial costs, penalties and damages, including taxes, unpaid employee benefits, expense reimbursement and other penalties. Any of these outcomes could result in substantial costs to us.

We have experienced significant changes in our management team, and if we cannot successfully manage these changes or retain and attract key personnel, our business could be harmed.

Our success depends on the contributions of our senior sales, operations, marketing, technology and financial personnel. We have recently experienced significant transitions in our management team. In October 2010, several members of our management team resigned, including our former Chief Executive Officer and President, our former Executive Vice President, Operations and Business Development, and our former Vice President, Marketing. Following those departures, Charles C. (Lanny) Baker, formerly our Executive Vice President and Chief Financial Officer, assumed the position of Chief Executive Officer and President, David Rector, our Senior Vice President and Chief Accounting Officer, assumed the additional position of Chief

Financial Officer, Stefan Peterson, formerly our Director of Operations, was promoted to Vice President, Operations, and Sally Aldridge joined us as our Vice President and Chief Marketing Officer. We could experience additional changes in our management team or other key personnel. All of our officers and key employees are at-will employees, and, with the exception of Mr. Baker, none of them has an employment agreement with us. We do not have “key person” life insurance policies covering any of our personnel. If we cannot adapt to changes in our management team or other key personnel quickly and effectively, or if we lose the services of additional key personnel, our business operations and our financial results could be significantly harmed.

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.

To date, our business has been conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, in the 23 markets that we currently serve, we derived about one-third of our net transaction revenues for fiscal year 2010 in the State of California. Our geographic concentration makes us more vulnerable to forces and events beyond our control, such as regional disasters including earthquakes, severe weather, economic or market conditions, terrorist attacks, or population shifts away from our markets. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically. In addition, our headquarters is located in the San Francisco Bay region of California, which is known for earthquakes. A disaster in this region could interrupt our financial functions and impair access to internal systems, documents and equipment that are critical to the operation of our business.

Our intellectual property rights are valuable and our failure to protect those rights could adversely affect our business.

Our intellectual property rights, including existing and future patents, trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary ZAP technology and email alerts, as well as our ability to interoperate with multiple MLSs and our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. For example, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. We also seek to maintain certain intellectual property as trade secrets. Intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. In addition, others may develop technologies that are similar or superior to our technology, including our patented technology, or that otherwise prevent, limit or interfere with our ability to use our intellectual property. Any significant impairment of our intellectual property rights could harm our business.

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

We intend to evaluate acquisitions or investments in complementary technologies and businesses, and we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures or investments that we undertake.

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

OTHER RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of our stock has been, and may continue to be volatile.

The trading price of our common stock may fluctuate widely. For example, our closing stock price on The NASDAQ Stock Market for the 52 weeks ended March 1, 2011 ranged from a low of $2.42 to a high of $5.40. Many factors can cause stock price fluctuation, some of which are beyond our control. These factors include, among others, the risks identified above, as well as the following factors:

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

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own a significant percentage of our outstanding common stock, totaling about one-third as of March 1, 2011. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to influence significantly all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 23,803 square feet of office space, under a lease that expires in January 2012. This facility accommodates our principal administrative and finance operations. We typically occupy a leased facility in each of our operating districts to accommodate offices for our district director and support staff. We generally do not provide office space for our agent force. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available for lease to meet our future needs.

Item 3.	Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing our initial investigation of this matter, we do not currently believe that we have infringed on any patent, or that we have any liability for the claims alleged. We intend to vigorously defend against this lawsuit. The U.S. Patent Office has granted the defendants’ request for reexamination of all patents.

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

Market information

Our common stock began trading on The NASDAQ Stock Market under the symbol “ZIPR” on November 10, 2004. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by The NASDAQ Stock Market:

	High	Low
2009 Calendar year
First Quarter	$2.99	$2.01
Second Quarter	$3.33	$2.50
Third Quarter	$4.29	$2.60
Fourth Quarter	$4.18	$3.42
2010 Calendar year
First Quarter	$5.40	$3.86
Second Quarter	$4.89	$2.61
Third Quarter	$3.06	$2.52
Fourth Quarter	$3.47	$2.42

As of March 1, 2011, we had approximately 83 common stockholders of record and a substantially greater number of beneficial owners. Our closing stock price on March 1, 2011 was $2.85.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data	(In thousands, except per share data)
Net transaction revenues	$113,637	$120,738	$105,427	$101,100	$92,659
Marketing and other revenues	5,059	2,392	2,023	2,762	2,728

Net revenues	118,696	123,130	107,450	103,862	95,387

Operating expenses:
Cost of revenues	68,302	72,197	62,702	58,613	52,166
Product development	9,276	9,429	8,678	7,320	5,775
Sales and marketing	43,545	41,881	40,571	38,256	30,910
General and administrative	13,376	13,405	12,789	15,409	13,461
Litigation (recovery), net	—	—	(1,355)	3,550	—

Total operating expenses	134,499	136,912	123,385	123,148	102,312

Loss from operations	(15,803)	(13,782)	(15,935)	(19,286)	(6,925)

Other income (expense), net:
Interest income	253	718	2,518	4,401	3,907
Other income (expense), net	—	1	75	1	(16)

Total other income (expense), net	253	719	2,593	4,402	3,891

Loss before income taxes	(15,550)	(13,063)	(13,342)	(14,884)	(3,034)
Provision for (benefit from) income taxes	—	(171)	—	—	17,560

Net loss	$(15,550)	$(12,892)	$(13,342)	$(14,884)	$(20,594)

Net loss per share:
Basic and diluted	$(0.76)	$(0.64)	$(0.64)	$(0.66)	$(1.00)
Weighted average common shares outstanding:
Basic and diluted	20,510	20,242	20,917	22,586	20,542

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data	(In thousands)
Cash, cash equivalents and short-term investments	$32,341	$44,134	$49,389	$80,467	$88,808
Working capital	26,698	38,028	45,581	72,314	83,794
Total assets	39,805	52,392	59,967	90,819	98,357
Total long-term liabilities	179	327	441	503	513
Total liabilities	9,904	10,762	9,316	13,093	10,488
Total stockholders’ equity	$29,901	$41,630	$50,651	$77,726	$87,869

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

OVERVIEW

General

We are a leading full-service residential real estate brokerage focused on finding better, faster ways to connect clients with the information, tools and professional services they value to complete their residential real estate transactions. We serve our clients through our combination of a leading online presence, robust proprietary technology and knowledgeable local real estate professionals in the field. Our award-winning, user-friendly website and mobile applications give our clients on-the-go access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information and tools. Our proprietary technology, including our agent productivity platform, helps increase the efficiency of real estate agents while reducing customer acquisition and management costs, allowing us to invest in making our value proposition differentiated and more attractive to both clients and agents.

In 2010, our website received more traffic than any other residential real estate brokerage in the nation, according to Hitwise, an information services company. As of March 1, 2011, we had approximately 2.5 million active registered users who had accessed our website within the last year.

Until 2010, our agents were typically employees. In February 2010, we began transitioning to an agent independent contractor model in some of our markets, and we completed that transition in the remainder of our markets by January 2011. Through that modified business model, we hope both to empower our local offices and agents to make decisions that are better tailored to the dynamics of their particular markets, thereby increasing productivity and customer service levels, and to minimize management oversight, thereby reducing costs for field sales support, corporate sales support and corporate administration. As we convert a greater portion of our cost structure from fixed to variable, we should have greater leverage to attract and retain agents and to incentivize productivity.

In January 2011, we announced plans to heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets, where our financial performance, productivity and market presence have been strongest and where local population, economic and housing trends appear most favorable long-term. To that end, we closed our offices in the following markets in the first quarter of 2011: the markets of Fresno/Central Valley, CA, Charlotte, SC, Naples, FL, Jacksonville, FL, Miami, FL, Palm Beach, FL, Tampa, FL, Hartford, CT, Minneapolis, MN, Virginia Beach, VA, Tucson, AZ, and Atlanta, GA. In the Atlanta and Tucson markets that we exited, we entered into our first local referral agreements, under which we power the online sales channel for leading local brokerages in those markets, and we have transitioned our local operations to the same brokerages.

After making these changes, we have wholly owned operations in 23 major markets, serviced by our team of over 2,500 local, licensed sales agents, all of whom are independent contractors, as well as the referral arrangements in the Atlanta and Tucson markets. Our wholly owned operations include the markets of Baltimore, MD, Washington, D.C., Boston, MA, Chicago, IL, Dallas, TX, Los Angeles, CA, Orange County, CA, Phoenix, AZ, Sacramento, CA, San Diego, CA, the San Francisco Bay area, CA, Seattle, WA, Las Vegas, NV, Houston, TX, Orlando, FL, Austin, TX, the Greater Philadelphia area, PA, Denver, CO, Richmond, VA, Salt Lake City, UT, Raleigh-Durham, NC, Westchester County/ Long Island, NY, and Portland, OR. All of these markets were opened prior to May 2009. These operations are supported by a corporate and sales support team that as of March 1, 2011 were composed of approximately 161 employees, of which 159 were full-time employees, which includes the impact of a reduction in our field sales support workforce of roughly 35% and in our corporate sales support and administrative workforce of roughly 25% that occurred in connection with the agent transitioning and corporate restructuring initiatives discussed above.

Our net revenues are composed primarily of commissions earned as agents for buyers and sellers in residential real estate transactions, and we operate in one reportable segment. For clients who are buying homes, we typically share 20% of our commissions with them in the form of a cash rebate. We have begun testing in select markets alternatives to rebates that are designed to highlight and enhance the professionalism and high quality service of our agents. In markets where the payment of cash rebates is not currently permitted by law, we have adjusted our home buyer value proposition by offering an enhanced client satisfaction guarantee. For our clients who are selling homes, we typically represent them at commissions that are competitive in our markets. Our seller clients typically pay a total brokerage fee of 4.5% to 5.0% of the transaction value, of which 2.5% to 3.0% is paid to agents representing buyers.

We record commission revenues net of any rebate, commission discount or transaction fee adjustment. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain marketing arrangements, such as with mortgage lenders to whom we provide access through the mortgage center on our website, who pay us a flat marketing fee that is established on a periodic basis, as well as from relationships with advertisers. Generally, non-commission revenues represent less than 5% of our net revenues during any period, although they topped 5% in the fourth quarter of 2010 given relatively weak real estate sales in the quarter. We routinely explore options for entering into additional marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home.

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

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We perceive that conditions such as tight lending criteria, high numbers of distressed properties, and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time. Although the housing market was bolstered in 2010 by low mortgage rates, which reached a record low in October 2010 for a 30-year, conventional, fixed-rate mortgage, rates have since risen. For 2011, we currently believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, shadow inventory levels, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

The federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit. Some of those efforts, such as the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” temporarily boosted home sales in earlier periods, but often by accelerating home purchase decisions from later periods, not by creating new housing demand. When such programs ended, the residential real estate market was left once again to suffer the pressures of poor macroeconomic conditions. To the extent that governments and related agencies take future actions to address the residential real estate market, there can be no assurance that those activities will have a positive, meaningful and lasting impact. As those activities end, the demand for housing, the availability of credit and interest rates could be negatively affected.

In late 2010, given the large volume of distressed properties being handled by banks, concern grew that mortgage lenders may not be fulfilling all the legal requirements for valid foreclosure proceedings. Consequently, many large lenders temporarily halted foreclosure proceedings either nationwide or in the 23 states where the foreclosure process must be approved by a judge. Most of those lenders have since lifted the freezes, but we perceive that banks are nonetheless processing foreclosures slowly and with caution. We cannot assess what impact, if any, that caution will have on the residential real estate market.

Current residential real estate market conditions. Recent indicators of national residential real estate market conditions include the following:

•

Volume: According to the National Association of REALTORS®, or NAR, existing home sales nationwide in the fourth quarter of 2010 were down 19.5% year-over-year, with declines in all major regions of the country. Those declines were due in large part to the positive impact in the fourth quarter of 2009 of the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” as well as the lingering economic pressures discussed above. For full year 2010, existing home sales reached their lowest level in 13 years.

•

Price: According to NAR, in the fourth quarter of 2010, the median existing home sales price was relatively stable year-over-year, increasing by just 0.2%. We perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•

Inventory: According to NAR, in December 2010, inventory levels had increased by about 8.2% year-over-year. We are unable at the present time to tell what impact, if any, the foreclosure processing delays instituted by many major mortgage lenders will have on future inventory levels.

•

Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the fourth quarter of 2010, the percentage of our sales transactions composed of distressed properties was approximately 38%, which was slightly higher than the 37% realized the previous quarter but substantially less than the peak of 53% realized in the first quarter of 2009. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

•

Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. Shadow inventory can occur when lenders put REO properties (properties that have been foreclosed or forfeited to lenders) on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. It is difficult to assess the current volume of shadow inventory and its future impact on the residential real estate market, particularly given the uncertainty surrounding the foreclosure processing delays instituted by many major mortgage lenders, discussed above.

Fluctuations in quarterly profitability. We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors, including ongoing market challenges, government intervention, seasonality, and, in previous years, new market expansion and legal settlements.

For example, in 2009, the federal government introduced a program to provide a tax credit of up to $8,000 to first-time home buyers, meaning buyers who had not owned a home in the preceding three years, and a tax credit of up to $6,500 to repeat home buyers, meaning buyers who had lived in their current homes for five consecutive years in the past eight years. To take advantage of the program, buyers must have entered into a home purchase contract by April 30, 2010, and must have completed the purchase by September 30, 2010. We believe that this program had a positive effect on home sales volume in 2009 and the first half of 2010, particularly in the second quarter of 2010. However, we also believe that the program accelerated the decision to purchase a home for some buyers, which resulted in fewer sales in the second half of 2010, and which may result in fewer sales than otherwise would have closed in future periods. Also, during the first half of 2011, we anticipate that year-over-year comparisons in financial results will be distorted because of the positive impact of the federal tax credit program during the first half of 2010.

Industry seasonality and cyclicality. The residential real estate brokerage market is influenced both by seasonal factors and by overall economic cycles. While individual markets vary, transaction volume nationally tends to increase progressively from January through the summer months, then to slow gradually over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing for traditional home purchases. For non-traditional sales, the time lag from contract execution to closing can be longer. We have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.

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

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our ZipRealty Agent Platform (“ZAP”) in accordance with the guidance set forth in the related accounting standards. We capitalize internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. We amortize these costs over their estimated useful lives, which typically range between 15 to 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

Stock-based compensation

We follow the provisions of accounting standards for share-based payments, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, consultants and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions of the accounting standards, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.

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

The accounting standard for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at December 31, 2010.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Statements of Operations Data	(In thousands, except per share amounts)
Net transaction revenues	$113,637	$120,738	$105,427
Marketing and other revenues	5,059	2,392	2,023

Net revenues	118,696	123,130	107,450

Operating expenses:
Cost of revenues	68,302	72,197	62,702
Product development	9,276	9,429	8,678
Sales and marketing	43,545	41,881	40,571
General and administrative	13,376	13,405	12,789
Litigation (recovery), net	—	—	(1,355)

Total operating expenses	134,499	136,912	123,385

Loss from operations	(15,803)	(13,782)	(15,935)

Other income (expense), net:
Interest income	253	718	2,518
Other income (expense), net	—	1	75

Total other income, net	253	719	2,593

Loss before income taxes	(15,550)	(13,063)	(13,342)
Provision for (benefit from) income taxes	—	(171)	—

Net loss	$(15,550)	$(12,892)	$(13,342)

Net loss per share:
Basic and diluted	$(0.76)	$(0.64)	$(0.64)
Weighted average common shares outstanding:
Basic and diluted	20,510	20,242	20,917

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
Statements of Operations Data	2010	2009	2008
Net transaction revenues	95.7%	98.1%	98.1%
Marketing and other revenues	4.3	1.9	1.9

Net revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues	57.5	58.6	58.4
Product development	7.8	7.7	8.1
Sales and marketing	36.7	34.0	37.8
General and administrative	11.3	10.9	11.9
Litigation (recovery), net	—	—	(1.3)

Total operating expenses	113.3	111.2	114.9

Loss from operations	(13.3)	(11.2)	(14.9)

Other income (expense), net:
Interest income	0.2	0.6	2.3
Other income (expense), net	—	—	0.1

Total other income, net	0.2	0.6	2.4

Loss before income taxes	(13.1)	(10.6)	(12.5)
Provision for (benefit from) income taxes	—	(0.1)	—

Net loss	(13.1)%	(10.5)%	(12.5)%

Comparison of the years ended December 31, 2010 and December 31, 2009

Other operating data

	Twelve Months Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
Number of markets (1)	35	35	—
Number of transactions closed during the period (2)
Buyer representation	20,056	21,404	(1,348)	(6.3)%
Seller representation	1,957	1,696	261	15.4%

Total	22,013	23,100	(1,087)	(4.7)%

Average net revenue per transaction (3)	$5,162	$5,227	$(65)	(1.2)%
Number of agents at end of the period	3,403	3,085	318	10.3%

(1)	We previously presented information about our existing or mature markets compared to our new or developing markets to provide an additional perspective on our business. We significantly curtailed new market expansion during the years ended December 31, 2009 and 2008 and we did not open any new markets during the year ending 2010. Accordingly, we believe the presentation of total market operations provides an appropriate perspective on our business until such time, if any, we expand into new markets. Our markets included:

Atlanta, GA	Jacksonville, FL	Richmond, VA
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	Salt Lake City, UT
Boston, MA	Miami, FL	San Diego, CA
Charlotte, NC	Minneapolis, MN	San Francisco Bay Area, CA
Chicago, IL	Naples, FL	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Denver, CO	Orlando, FL	Tucson, AZ
Fresno/Central Valley, CA	Palm Beach, FL	Virginia Beach, VA
Greater Philadelphia Area, PA	Phoenix, AZ	Washington, DC
Hartford, CT	Portland, OR (opened April, 2009)	Westchester County/Long Island, NY
Houston, TX	Raleigh-Durham, NC

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Net transaction revenue	$113,637	$120,738	$(7,101)	(5.9)%

The decrease in our net transaction revenues of $7.1 million or 5.9% for the year ended December 31, 2010 compared to the year ended December 31, 2009 was driven primarily by a decrease in the number of transactions closed during the year of 1,087 or 4.7% and a decrease in average net revenue per transaction of $65 or 1.2%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, the impact of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

On January 10, 2011, we announced a restructuring, including closing our owned and operated brokerage offices in twelve markets and eliminating additional positions in field sales support, corporate sales support and administration. The markets are being closed during the quarter ending March 31, 2011 and include Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta and Tucson. In the Atlanta and Tucson markets, we will provide the online sales channel for a local brokerage in each of these markets under referral agreements. The markets being closed accounted for 20.4% and 21.1% of transactions volumes, 15.5% and 16.1% of net transaction revenues and average net revenue per transaction of $3,924 and $3,984 for the years ended December 31, 2010 and 2009, respectively.

We expect our net transaction revenues will decrease in 2011 driven by a decrease in the overall number of transactions as a result of closing these market operations. We expect the negative revenue impact resulting from the decrease in transaction volume will be partially offset by higher average home prices in the remaining markets. Average net revenue per transaction is expected to continue to be impacted by factors including overall decreases in housing prices, the volume of distressed sales, including foreclosure, bank REO and short sale transactions, and ongoing pressure on the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements, lead generation and advertising.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Marketing and other revenues
Markets	638	474	164	34.5%
Corporate	4,421	1,918	2,503	130.5%

Total	$5,059	$2,392	$2,667	111.5%

The increase in corporate marketing and other revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily attributable to $0.8 million of advertising and $1.2 million in fees from marketing agreements, primarily, our mortgage services agreement with Bank of America.

We expect our marketing and other revenue will increase for 2011 primarily attributable to increased advertising, lead generation and fees earned from marketing agreements.

Cost of revenues

Our cost of revenues consists principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs, agent expense reimbursements and amortization of internal-use software and website development costs which relate primarily to our ZAP technology. Agent commissions are generally paid on market net revenues which include net transaction revenues plus referral and other revenues generated by our agents.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Cost of revenues	$68,302	$72,197	$(3,895)	(5.4)%

The decrease in cost of revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Agent commissions and payroll taxes increased by $0.3 million or 0.4% primarily attributable to the mix of agent commissions paid. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $4.3 million or 34.7% primarily attributable to the conversion during 2010 of most of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to changes made to the qualification standards of some of these programs and a decrease in the number of qualifying agents. All of our agents in New York, Nevada and California converted to independent contractor status during 2010 and agents in our remaining markets began converting to independent contractor status in December, 2010 and completed the conversion as of January 31, 2011. Overall, cost of revenues as a percentage of market net revenues increased about 0.2 percentage points.

We expect our cost of revenues for 2011 will decrease because of the decrease in market net revenues attributable primarily to the market closures in early 2011. Our cost of revenues primarily moves in relation to the market net revenues on which commissions are based. Cost of revenues may also increase or decrease as a result of the mix of commission rates paid to our agents. We expect benefits and expense reimbursements to end and commissions to increase as a percentage of market net revenues upon the completion of the conversion of the remaining employee agents to independent contractor status. Overall, we expect cost of revenues to decrease as a percentage of market net revenues for 2011.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Product development	$9,276	$9,429	$(153)	(1.6)%

The decrease in product development expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due primarily to decreases in salaries and benefits of $0.2 million attributable to reductions in headcount and depreciation expense of $0.3 million partially offset by an increase in technology infrastructure costs of $0.3 million. As a percentage of net revenues, product development expenses increased by 0.1 percentage points for the year ended December 31, 2010 compared to the year ended December 31, 2009.

We expect to continue enhancing tools and features on our website for consumers but expect that our product development expenses will decrease in 2011 in absolute dollars but increase as a percentage of net revenues as a result of lower anticipated net revenues for the year.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Sales and marketing:
Markets	36,176	34,216	1,960	5.7%
Regional/corporate sales support and marketing	7,369	7,665	(296)	(3.9)%

Total	$43,545	$41,881	$1,664	4.0%

Market level sales and marketing expenses increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 by approximately $2.0 million or 5.7% principally attributable to increases in salaries and benefits of $0.6 million and customer acquisition and marketing costs of $1.9 million partially offset by a decrease in facilities and operating expenses of $0.5 million. As a percentage of market net revenues, market sales and marketing expenses were 31.7% in the current year compared to 28.2% in the prior year.

Regional/corporate sales support and marketing expenses decreased by approximately $0.3 million and consisted primarily of decreased customer acquisition and marketing expense of $0.2 million and consulting and professional fees of $0.1 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.2% in the current year and the prior year.

We expect our market level and regional/corporate sales and marketing expenses to decrease in absolute dollars and as a percentage of net revenues for 2011 primarily as a result of our 2011 restructuring. The decrease in expenses consist of office operating expenses and customer acquisition and marketing cost in the markets being closed as well as further staff reductions in the remaining markets and in the regional and corporate sales support and marketing operations.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Year Ended December 31,		Increase (Decrease)		Percent Change
	2010	2009
	(In thousands)
General and administrative	$13,376	$13,405		$(29)	(0.2)%

General and administrative expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 were relatively flat and were primarily attributable to decreased salaries and benefits of $0.3 million attributable to reductions in headcount and depreciation of $0.1 million offset by an increase in professional fees of $0.4 million. Salaries and benefits for the year ended December 31, 2010 include expenses associated with the departure of our former Chief Executive Officer and President of approximately $0.6 million. As a percentage of net revenues, general and administrative expenses were 11.3% for the year compared to 10.9% in the year ended December 31, 2009.

We expect our general and administrative expenses for 2011 will decrease in absolute dollars and as a percentage of net revenues primarily as a result of our January 2011 restructuring. The decrease in expenses consists of salaries, benefits and other infrastructure costs eliminated largely as a result of the conversion of our agent force to independent contractors.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Interest income	$253	$718	$(465)	(64.8)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the year ended December 31, 2010, compared to the year ended December 31, 2009, was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred during the year.

Other income (expense), net

Other income (expense), net consists of non-operating items.

	Year Ended December 31,		Increase (Decrease)		Percent Change
	2010	2009
	(In thousands)
Other income (expense), net	$—	$1		$(1)	(82.3)%

Other income for the year ended December 31, 2009 relates primarily to realized gains on our short term investments.

Provision for income taxes

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2010	2009
	(In thousands)
Provision for (benefit from) income taxes	$—	$(171)	$171	(100.0)%

The change in our income tax between 2010 and 2009 is principally related to the carryback of net operating losses (“NOL”) in 2009. During 2009, we elected to extend the carryback period and applied for refund of U.S. alternative minimum tax remitted in 2004 and 2005, resulting in $171 thousand of income tax benefit recognized in 2009. There is no provision (benefit) for federal or state income taxes for the tax year ended December 31, 2010 because we incurred an operating loss for that year and established a valuation allowance equal to the net deferred tax asset.

Comparison of the years ended December 31, 2009 and December 31, 2008

Other operating data

	Twelve Months Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
Number of markets (1)	35	34	1
Number of transactions closed during the period (2)
Buyer representation	21,404	16,027	5,377	33.5%
Seller representation	1,696	1,129	567	50.2%

Total	23,100	17,156	5,944	34.6%

Average net revenue per transaction (3)	$5,227	$6,145	$(918)	(14.9)%
Number of agents at end of the period	3,085	2,816	269	9.6%

(1)	Our markets included:

Atlanta, GA	Jacksonville, FL	Richmond, VA
Austin, TX	Las Vegas, NV	Sacramento, CA
Baltimore, MD	Los Angeles, CA	Salt Lake City, UT
Boston, MA	Miami, FL	San Diego, CA
Charlotte, NC	Minneapolis, MN	San Francisco Bay Area, CA
Chicago, IL	Naples, FL	Seattle, WA
Dallas, TX	Orange County, CA	Tampa, FL
Denver, CO	Orlando, FL	Tucson, AZ
Fresno/Central Valley, CA	Palm Beach, FL	Virginia Beach, VA
Greater Philadelphia Area, PA	Phoenix, AZ	Washington, DC
Hartford, CT	Portland, OR (Opened April, 2009)	Westchester County/Long Island, NY
Houston, TX	Raleigh-Durham, NC

(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Net transaction revenues	$120,738	$105,427	$15,311	14.5%

The increase in net transaction revenues of $15.3 million or 14.5% was driven primarily by an increase in the number of transactions closed during the period partially offset by a decrease in average net revenue per transaction. The year-over-year increase in the number of transactions closed of 5,994 or 34.6%, was attributable to an increase of 5,377 or 33.5% buy side transactions and an increase of 567 or 50.2% sell side transactions. Seller representation transactions increased to 7.3% of total transactions closed from 6.6% in the year ended December 31, 2008. The year-over-year decrease in average net revenue per transaction was $918 or 14.9% compared to the year–over-year decrease in average net revenue per transaction of $1,096 or 15.1% for 2008 compared to 2007.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements and advertising.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Marketing and other revenues
Markets	474	423	51	12.1%
Corporate	1,918	1,600	318	19.9%

Total	$2,392	$2,023	$369	18.3%

The increase in corporate marketing and other revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily attributable to fees from our mortgage services marketing agreement with Bank of America which commenced in June 2009. This marketing services agreement replaced a previous agreement with E-LOAN which terminated October 31, 2008.

Cost of revenues

Our cost of revenues consists principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs, agent expense reimbursements and amortization of internal-use software and website development costs which relate primarily to our ZAP technology. Agent commissions are generally paid on market net revenues which include net transaction revenues plus referral and other revenues generated by our agents.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Cost of revenues	$72,197	$62,702	$9,495	15.1%

The increase in cost of revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily related to increases in performance and tenure based award programs, agent expense reimbursements and the overall increase in net revenues on which we pay agent commissions. Agent commissions and payroll taxes increased by $8.2 million, or 16.2%, primarily attributable to the increase in the net revenues on which these costs are based. Agent performance and tenure based programs, benefits and expense reimbursements increased by approximately $1.0 million or 8.8% primarily attributable to the increased number of qualifying agents. Amortization of internal-use software increased by approximately $0.3 million or 47.6%. Overall, cost of revenues as a percentage of markets net revenues increased by about 0.4 percentage points.

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

The increase in product development expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due primarily to supporting higher website volume and a new data site and consisted primarily of increases in salaries and benefits of $1.1 million partially offset by a decrease in depreciation of $0.4 million. As a percentage of net revenues, product development expenses decreased by 0.4 percentage points for the year ended December 31, 2009 compared to the year ended December 31, 2008.

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

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Sales and marketing:
Markets	34,216	33,102	1,114	3.4%
Regional/corporate sales support and marketing	7,665	7,469	196	2.6%

Total	$41,881	$40,571	$1,310	3.2%

Market level sales and marketing expenses increased for the year ended December 31, 2009 compared to the year ended December 31, 2008 by approximately $1.1 million or 3.4% principally attributable to increases in salaries and benefits of $0.3 million, facilities and operating related expenses of $0.5 million and customer acquisition and marketing costs of $0.8 million offset by decreases in travel of $0.3 million, depreciation of

$0.2 million and recruiting and training of $0.1 million. As a percentage of market net revenues, market sales and marketing expenses were 28.2% in the current year compared to 31.3% in the prior year.

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

Litigation for the year ended December 31, 2008 relates to the recovery, net of legal fees, of approximately $2.0 million from the settlement of a lawsuit we filed against a law firm that provided counseling in connection with certain employment matters in prior years partially offset by the settlement of a class action lawsuit filed by a former ZipRealty agent in the amount of $0.6 million.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2009	2008
	(In thousands)
Interest income	$718	$2,518	$(1,800)	(71.5)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due primarily to lower interest rates earned on lower average balances. The lower average balances were primarily attributable to the repurchase of shares of our common stock for approximately $17.4 million during 2008 and cash used in our operating activities as a result of the losses incurred during both years.

Other income (expense), net

Other income (expense), net consists of non-operating items.

	Year Ended December 31,		Increase (Decrease)		Percent Change
	2009	2008
	(In thousands)
Other income (expense), net	$1	$75		$(74)	(98.2)%

Other income for the years ended December 31, 2009 and 2008 relates primarily to realized gains on our short term investments.

Provision for income taxes

	Year Ended December 31,		Increase (Decrease)		Percent Change
	2009	2008
	(In thousands)
Provision for (benefit from) income taxes	$(171)	$—		$(171)	100.0%

The change in our income tax between 2009 and 2008 is principally related to the carryback of NOLs in 2009. During 2009, we elected to extend the carryback period and applied for refund of U.S. alternative minimum tax remitted in 2004 and 2005, resulting in $171 thousand of income tax benefit recognized in 2009. There is no provision (benefit) for federal or state income taxes for the tax year ended December 31, 2008 because we incurred an operating loss for that year and established a valuation allowance equal to the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2011 are our cash, cash equivalents and short-term investments. As of December 31, 2010 and 2009, we had cash, cash equivalents and short-term investments at fair value of $32.3 million and $44.1 million, respectively. We had no bank debt, line of credit or equipment facilities at December 31, 2010 and 2009.

Operating activities

Our operating activities used cash in the amount of $9.4 million, $3.8 million and $11.6 million in the years ended December 31, 2010, 2009 and 2008, respectively. Cash used in the year ended December 31, 2010 resulted primarily from a net loss $15.6 million partially offset by $2.2 million of depreciation and amortization, $3.7 million of non-cash stock-based compensation expense and net changes in working capital. Cash used in the year ended December 31, 2009 resulted primarily from a net loss $12.9 million partially offset by $2.6 million of depreciation and amortization, $3.9 million of non-cash stock-based compensation expense and net changes in working capital. Cash used in the year ended December 31, 2008 resulted primarily from a net loss $13.3 million and the payment of a $3.55 million litigation settlement accrued in the year ended December 31, 2007 partially offset by $2.8 million of depreciation and amortization and $3.9 million of non-cash stock-based compensation expense.

Our primary source of operating cash flow is the collection of our net commission income from escrow companies or similar intermediaries in the real estate transaction closing process offset by cash payments for agents costs including commissions, payroll taxes, benefits, award programs and expense reimbursements, as well as for product development, sales and marketing and general and administrative costs including employee compensation, benefits, client acquisition costs and other operating expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities used cash of $0.9 million for the year ended December 31, 2010, and provided cash of $9.2 million and $39.6 million in the years ended December 31, 2009 and 2008, respectively. Cash used in the year ended December 31, 2010 primarily represents the purchase of property and equipment, including amounts for website development and internal use software, partially offset by the net proceeds from the sale and purchase of short-term investments. Cash provided for the years ended December 31, 2009 and 2008 primarily represents the net proceeds from the sale and purchase of short-term investments offset by the purchase of property and equipment, including amounts for website development and internal use software.

Currently, we expect our 2011 capital expenditures to be approximately $1.7 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities used cash in the amount of $0.1 million, $0.1 million and $17.3 million in the years ended December 31, 2010, 2009 and 2008, respectively. The use of cash for the years ended December 31, 2010 and 2009 represents primarily the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards. The use of cash for the year ended December 31, 2008 represents primarily the repurchase of approximately 3.5 million shares of our common stock directly from an investor during April 2008. The shares were originally issued in private placement transactions or pursuant to warrants acquired prior to our initial public offering. Our Board of Directors authorized the repurchase of the shares in a privately negotiated transaction for a purchase price of $5.00 per share for a total purchase price of approximately $17.4 million. The closing price of our common stock on the date of the repurchase was $5.14 per share.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and business growth, advertising initiatives and possible repurchases of our common stock. In addition, if the current macroeconomic environment and depressed state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

We routinely explore our options for offering services relating to the purchase, sale and ownership of a home, including services related to title insurance, escrow, mortgage, home warranty insurance and property and casualty insurance (including auto insurance). We expect that some of these services may be offered through affiliates (including wholly owned subsidiaries), while others may be offered through joint ventures or promoted through marketing arrangements with independent third parties, such as title companies, banks and insurance companies. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

We have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through June 2016. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2010.

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease commitments	$2,584	$2,198	$565	$27	$5,374

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

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net revenue	$118,696	$123,130	$107,450
Adjusted EBITDA	$(9,903)	$(7,294)	$(10,487)
Adjusted EBITDA margin	(8.3)%	(5.9)%	(9.8)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Reconciliation of non-GAAP Adjusted EBITDA to net income (loss)	(In thousands)
Net loss	$(15,550)	$(12,892)	$(13,342)
Add back:
Interest income	(253)	(718)	(2,518)
Provision for (benefit from) income taxes	—	(171)	—
Depreciation and amortization	2,228	2,588	2,816
Stock-based compensation expense	3,672	3,899	3,912
Non-operating litigation (recovery), net (1)	—	—	(1,355)

Non-GAAP Adjusted EBITDA	$(9,903)	$(7,294)	$(10,487)

(1)	Litigation for the year ended December 31, 2008 represents the recovery, net of legal fees, of approximately $2.0 million from the settlement of a lawsuit we filed against a law firm that provided counsel in connection with certain employment matters in prior years partially offset by the settlement of a class action lawsuit filed by a former ZipRealty agent in the amount of $0.6 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of December 31, 2010 and 2009, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2010 and 2009, the increase or decline in fair market value of the portfolio would be approximately $0.0 million and $0.0 million, respectively. There have not been any material changes in the past year to our primary market risk exposures, or how these exposures are managed.

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

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ZipRealty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZipRealty, Inc. and its subsidiaries at December 31, 2010 and December, 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 9, 2011

ZIPREALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$13,393	$23,737
Short-term investments	18,948	20,397
Accounts receivable, net of allowance of $103 and $29, respectively	1,959	1,603
Prepaid expenses and other current assets	2,123	2,726

Total current assets	36,423	48,463
Restricted cash	390	110
Property and equipment, net	2,712	3,390
Intangible assets, net	28	58
Other assets	252	371

Total assets	$39,805	$52,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,275	$1,620
Accrued expenses and other current liabilities	7,450	8,815

Total current liabilities	9,725	10,435
Other long-term liabilities	179	327

Total liabilities	9,904	10,762

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,136 and 23,930 shares issued and 20,541 and 20,445 shares outstanding, respectively	24	24
Additional paid-in capital	156,384	152,440
Common stock warrants	—	4
Accumulated other comprehensive income (loss)	13	(153)
Accumulated deficit	(108,925)	(93,375)
Treasury stock at cost 3,595 and 3,485 shares, respectively	(17,595)	(17,310)

Total stockholders’ equity	29,901	41,630

Total liabilities and stockholders’ equity	$39,805	$52,392

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net transaction revenues	$113,637	$120,738	$105,427
Marketing and other revenues	5,059	2,392	2,023

Net revenues	118,696	123,130	107,450

Operating expenses
Cost of revenues	68,302	72,197	62,702
Product development	9,276	9,429	8,678
Sales and marketing	43,545	41,881	40,571
General and administrative	13,376	13,405	12,789
Litigation (recovery), net	—	—	(1,355)

Total operating expenses	134,499	136,912	123,385

Loss from operations	(15,803)	(13,782)	(15,935)

Other income (expense), net
Interest income	253	718	2,518
Other income (expense), net	—	1	75

Total other income (expense), net	253	719	2,593

Loss before income taxes	(15,550)	(13,063)	(13,342)
Provision for (benefit from) income taxes	—	(171)	—

Net loss	$(15,550)	$(12,892)	$(13,342)

Net loss per share:
Basic and diluted	$(0.76)	$(0.64)	$(0.64)
Weighted average common shares outstanding:
Basic and diluted	20,510	20,242	20,917

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Warrants	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount						Shares	Amount
Balance at December 31, 2007	23,641	24	144,499	209	(3)	188	(67,141)	10	(50)	77,726
Issuance of common stock upon exercise of stock options	12	—	21	—	—	—	—	—	—	21
Issuance of restricted common stock	25	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	21	—	205	(205)	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	3	—	—	—	—	3
Stock-based compensation expense	—	—	3,972	—	—	—	—	—	—	3,972
Acquisition of treasury stock	(3,506)	—	—	—	—	—	—	3,506	(17,500)	(17,500)
Reissue of treasury stock	80	—	(195)	—	—	—	—	(80)	400	205
Comprehensive loss:
Net loss	—	—	—	—	—	—	(13,342)	—	—	(13,342)	$(13,342)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	(434)	—	—	—	(434)	(434)

Total comprehensive loss											$(13,776)

Balance at December 31, 2008	20,273	24	148,502	4	—	(246)	(80,483)	3,436	(17,150)	50,651
Issuance of common stock upon exercise of stock options	17	—	21	—	—	—	—	—	—	21
Issuance of restricted common stock	204	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,917	—	—	—	—	—	—	3,917
Acquisition of treasury stock	(49)	—	—	—	—	—	—	49	(160)	(160)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,892)	—	—	(12,892)	$(12,892)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	93	—	—	—	93	93

Total comprehensive loss											$(12,799)

Balance at December 31, 2009	20,445	24	152,440	4	—	(153)	(93,375)	3,485	(17,310)	41,630
Issuance of common stock upon exercise of stock options	130	—	159	—	—	—	—	—	—	159
Issuance of restricted common stock	76	—	—	—	—	—	—	—	—	—
Expiration of common stock warrants	—	—	4	(4)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,781	—	—	—	—	—	—	3,781
Acquisition of treasury stock	(110)	—	—	—	—	—	—	110	(285)	(285)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(15,550)	—	—	(15,550)	$(15,550)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	166	—	—	—	166	166

Total comprehensive loss											$(15,384)

Balance at December 31, 2010	20,541	$24	$156,384	$—	$—	$13	$(108,925)	3,595	$(17,595)	$29,901

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(15,550)	$(12,892)	$(13,342)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,198	2,557	2,786
Amortization of intangible assets	30	31	30
Stock-based compensation expense	3,672	3,899	3,912
Provision for doubtful accounts	74	3	(3)
Amortization of short-term investment premium (discount)	626	5	(266)
Loss on disposal of property and equipment	120	44	107
Changes in operating assets and liabilities
Accounts receivable	(430)	19	(452)
Prepaid expenses and other current assets	603	716	(175)
Other assets	119	405	(436)
Accounts payable	655	(549)	74
Accrued expenses and other current liabilities	(1,319)	2,063	(3,789)
Other long-term liabilities	(148)	(114)	(62)

Net cash used in operating activities	(9,350)	(3,813)	(11,616)

Cash flows from investing activities
Restricted cash	(280)	20	(40)
Purchases of short-term investments	(5,174)	(16,084)	(12,859)
Proceeds from sale and maturity of short-term investments	6,163	26,664	54,451
Purchases of property and equipment	(1,577)	(1,411)	(1,980)

Net cash provided by (used in) investing activities	(868)	9,189	39,572

Cash flows from financing activities
Proceeds from stock option exercises	159	21	21
Acquisition of treasury stock	(285)	(160)	(17,500)
Proceeds from reissue of treasury stock	—	—	205

Net cash used in financing activities	(126)	(139)	(17,274)

Net increase (decrease) in cash and cash equivalents	(10,344)	5,237	10,682

Cash and cash equivalents at beginning of period	23,737	18,500	7,818

Cash and cash equivalents at end of period	$13,393	$23,737	$18,500

Supplemental cash flow information Non-cash investing and financing activities
Recognition of additional paid-in capital from common stock warrants due to exercise or expiration of common stock warrants	$4	$—	$205
Stock-based compensation capitalized in internal-use software costs	$63	$64	$63

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

Revenue recognition

The Company derives the majority of its revenue from commissions earned as agents to buyers and sellers on purchase or sale transactions. Commission revenue is recognized upon closing of a sale and purchase transaction, net of any rebate or commission discount or transaction fee adjustment, as evidenced when the escrow or similar account has closed and funds have been disbursed to all appropriate parties. Non-commission revenue is recognized from other business relationships as the fees are earned from the other party, typically on a monthly fee basis. Revenue is recognized only when there is persuasive evidence an arrangement exists, the price is fixed or determinable, the service has been delivered and collectability of the resulting receivable is reasonably assured.

Expense recognition

Commission expenses to agents are recognized concurrently with the related revenues. All other costs and expenses are recognized when incurred.

Cost of revenues

Cost of revenues consists of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs, expense reimbursements paid to the Company’s agents, and the amortization of internal-use software and website development costs which relate primarily to the Company’s ZipRealty Agent Platform.

Cash and cash equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. At December 31, 2010 and 2009, $7,048,000 and $17,780,000, respectively, of money market funds, the fair value of which approximates cost, are included in cash and cash equivalents.

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

The Company deposits its cash, cash equivalents and short-term investments with financial institutions that management believes to be of high credit quality, and these deposits may on occasion exceed federally insured limits. At December 31, 2010, substantially all of the Company’s cash, cash equivalents and short-term investments were managed by one financial institution. The fair values of these short-term investments are subject to fluctuations based on market prices.

Substantially all of the Company’s accounts receivable are derived from commissions earned and are due from escrow and other residential real estate transfer agents. These accounts receivable are typically unsecured. Allowances for credit losses and expected transaction price adjustments are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for 10% or more of the accounts receivable at December 31, 2010 or 2009.

The Company derived 31%, 33% and 37% of its net transaction revenues during the years ended December 31, 2010, 2009 and 2008, respectively, in the State of California. No customers accounted for more than 10% of net revenues in 2010, 2009 or 2008.

The Company generates leads for its agents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads are included in sales and marketing expenses. The Company’s largest third-party lead source, Google, generated approximately 20%, 14% and 13% of the Company’s leads in 2010, 2009 and 2008, respectively. HomeGain, Inc., which is a competitor for online customer acquisition, generated approximately 12%, 15% and 19% of the Company’s leads during 2010, 2009 and 2008, respectively.

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

Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over the shorter of the lease period or estimated useful life. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Deferred rent of $86,000 was amortized as a reduction of rent expense in 2008, 2009 and 2010. At December 31, 2010 the deferred rent balance attributable to these incentives totaled $94,000. Future amortization of the balance of these tenant incentives is estimated to be $86,000 for 2011, and $8,000 for 2012.

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

Stock-Based Compensation

The Company follows the provisions of accounting standards for share-based payments which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, consultants and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions the accounting standards, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.

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

Internal-Use Software and Website Development Costs

The Company accounts for internal-use software and website development costs, including the development of its ZipRealty Agent platform (“ZAP”) in accordance with the guidance set forth in the related accounting standards. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are expensed as incurred except for the costs of fees paid for cancelable maintenance contracts for internal use software purchased from third-party vendors. The costs of these fees incurred during the operating phase are recognized on a ratable basis over the period of expected economic benefit, which generally coincides with the contractual service period. The planning stage ends when the functional specifications for a release are complete. Costs incurred relating to architecture design and coding that result in additional functionality are capitalized in the application and infrastructure stage. These costs principally relate to payroll costs for employees directly involved in the development process. Capitalized internal-use software costs, included in property and equipment, are amortized over the software’s useful life, which ranges between 15 and 24 months. Capitalized internal-use software costs are amortized to cost of revenues. Costs incurred in connection with the research and development of the Company’s product and technology are expensed as incurred to product development.

The Company capitalized $1,189,000 and $942,000 in internal-use software costs during the years ended December 31, 2010 and 2009, respectively. Amortization expense totaled $1,117,000, $943,000 and $639,000 during the years ended December 31, 2010, 2009 and 2008, respectively. The amount of unamortized internal-use software costs at December 31, 2010 and 2009 was $1,168,000 and $1,210,000 respectively.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $1,586,000, $418,000, and $396,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Such expense is included in sales and marketing expense.

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

Segment Reporting

Under the accounting standards for reporting information about operating segments in a company’s financial statements, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company’s Chief Executive Officer), or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment and in one geographic area, the United States of America.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. This standard eliminates the use of the residual method and will require arrangement consideration to be allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) and third-party evidence (“TPE”) if VSOE is not available. The new standard provides additional flexibility to utilize a Best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. The provisions of this updated guidance, including the requirement for expanded qualitative and quantitative disclosures, is effective for fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), The Company does not anticipate the adoption of the updated guidance will have a material impact on its consolidated financial position, results of operations and cash flows.

2. BALANCE SHEET COMPONENTS

Restricted cash

The Company’s restricted cash balance at December 31, 2010 was $390,000 which serves as collateral to a commercial card agreement of $300,000 and a letter of credit issued as a security deposit in connection with facility lease agreement of $90,000. The letter of credit expires in November 2011. The restricted cash balance at December 31, 2009 was $110,000 which served as collateral to letters of credit issued as security deposits in connection with facility lease agreements.

Short-term investments

At December 31, 2010 and 2009, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	December 31, 2010				December 31, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
Money market securities	$11,659	$1	$—	$11,660	$18,776	$—	$—	$18,776
Asset backed	—	—	—	—	2,100	—	(141)	1,959
Mortgage backed	—	—	—	—	2,387	33	—	2,420
Corporate obligations	5,238	8	(1)	5,245	5,580	—	(19)	5,561
US Government and agency obligations	9,086	6	(1)	9,091	9,487	—	(26)	9,461

Total	$25,983	$15	$(2)	$25,996	$38,330	$33	$(186)	$38,177

	December 31, 2010	December 31, 2009
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$7,048	$17,780
Short-term investments	18,948	20,397

Total	$25,996	$38,177

At December 31, 2010, the Company did not have any investments with a significant unrealized loss position. At December 31 2009, the fair value of the Company’s investments that had been in an unrealized loss position for over twelve months was $1.9 million and the related unrealized loss was approximately $141,000; this security was sold during the year ended December 31, 2010 at no loss. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The evaluation of asset-backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company has determined that no impairment charge on investments needs to be recorded in the years ended December 31, 2010 and 2009. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

The estimated fair value of short-term investments classified by date of contractual maturity at December 31, 2010 was as follows:

December 31, 2010
(In thousands)
Due within one year or less	$25,996
Due after one year through two years	—
Due after two years through four years	—

Total	$25,996

Fair value measurements

On January 1, 2008 the Company adopted the accounting standard related to fair value measurements. The Company follows the fair value hierarchy, established by the accounting standard, to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At December 31, 2010 and 2009, there were no liabilities within the scope of the accounting standards.

At December 31, 2010 and 2009, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market securities	$11,660	$—	$—	$11,660	$18,776	$—	$—	$18,776
Asset backed	—	—	—	—	—	1,959	—	1,959
Mortgage backed	—	—	—	—	—	2,420	—	2,420
Corporate obligations	—	5,245	—	5,245	—	5,561	—	5,561
US Government and agency obligations	—	9,091	—	9,091	—	9,461	—	9,461

Total	$11,660	$14,336	$—	$25,996	$18,776	$19,401	$—	$38,177

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Prepaid expenses	$1,698	$2,370
Interest receivable	194	216
Other assets	231	140

Prepaid expenses and other current assets	$2,123	$2,726

Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Computer hardware and software	$8,750	$8,861
Furniture, fixtures and equipment	2,398	2,240
Leasehold improvements	1,631	1,592

	12,779	12,693
Less: accumulated depreciation and amortization	(10,067)	(9,303)

Property and equipment, net	$2,712	$3,390

Depreciation and amortization expense, for the years ended December 31, 2010, 2009 and 2008 was approximately $2,198,000, $2,557,000 and $2,786,000, respectively.

Included in property and equipment at December 31, 2010 and 2009 is approximately $6,794,000 and $5,048,000, respectively, of fully depreciated property and equipment still in use.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Accrued vacation	$1,579	$1,558
Accrued agent commissions	2,188	2,084
Accrued bonuses	436	1,374
Accrued marketing expenses	1,142	1,444
Other accrued expenses	2,105	2,355

Accrued expenses and other current liabilities	$7,450	$8,815

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	$13	$(153)

Accumulated other comprehensive income (loss)	$13	$(153)

3. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net loss	$(15,550)	$(12,892)	$(13,342)
Denominator:
Shares used to compute EPS basic and diluted:	20,510	20,242	20,917
Net loss per share basic and diluted:	$(0.76)	$(0.64)	$(0.64)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Options to purchase common stock	4,435	4,823	4,715
Warrants to purchase common stock	2	3	62
Nonvested common stock	138	251	180

	4,575	5,077	4,957

4. INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$—	$(171)	$—
State	—	—	—

	—	(171)	—

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total provision for (benefit from) income taxes	$—	$(171)	$—

The change in the Company’s income tax between 2010 and 2009 is principally related to the carryback of net operating losses (“NOL”) in 2009. During 2009, the Company elected to extend the carryback period and applied for refund of U.S. alternative minimum tax remitted in 2004 and 2005, resulting in $171 thousand of income tax benefit recognized in 2009. There is no provision (benefit) for federal or state income taxes for the tax years ended December 31, 2010 and 2008 because the Company incurred operating losses for those years and has established a valuation allowance equal to the net deferred tax asset.

The difference between the Company’s effective income tax rate and federal statutory rate consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Statutory federal tax rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	0.00%	0.00%	0.00%
Federal NOL carryback	0.00%	1.31%	0.00%
Stock options	(2.13)%	(3.92)%	(4.70)%
Change in valuation allowance	(31.86)%	(30.02)%	(29.60)%
Other, net	(0.01)%	(0.06)%	0.30%

	0.00%	1.31%	0.00%

Deferred tax assets consist of the following at:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$32,755	$27,676
Allowances and accruals	5,295	4,391
Credits	23	24

Total gross deferred tax assets	38,073	32,091
Less: valuation allowance	(38,073)	(32,091)

Net deferred tax assets	$—	$—

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at December 31, 2010 and 2009. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

At December 31, 2010, the Company had approximately $91.0 million of federal and $97.1 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2019 for federal and 2011 for state tax purposes, respectively.

Approximately $5.3 million and $4.8 million of net operating loss carryforwards for federal and state income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. If an ownership change has occurred, utilization of the net operating loss carryforwards could be reduced significantly.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of December 31, 2010. The Company is subject to taxation the United States and various state jurisdictions. The tax years 2005-2010 remain open to examination by the federal and most state tax authorities.

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through June 2016.

Future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2010:

Operating Leases
(In thousands)
Year ending December 31,
2011	$2,584
2012	1,457
2013	741
2014	408
2015	157
Thereafter	27

Total minimum lease payments	$5,374

Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $2,858,000, $2,986,000 and $2,880,000 respectively.

Legal Proceedings

On March 26, 2010, the Company was named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter

Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing its initial investigation of this matter, the Company does not currently believe that it has infringed on any patent, or that it has any liability for the claims alleged and it intends to vigorously defend against this lawsuit. The U.S. Patent Office has granted the defendants’ request for reexamination of all patents.

On January 22, 2010, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Elizabeth Williams v. ZipRealty, Inc., et al., by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that the Company’s practice of classifying agents as exempt employees pursuant to the “outside salesperson” exemption under California law, and compensating agents accordingly, violated applicable law regarding the payment of minimum wages and overtime. The Company filed a counter claim against Plaintiff Elizabeth Williams alleging, among other things, that Ms. Williams engaged in conduct violating her employment agreement with the Company. On March 16, 2010, the parties entered into a settlement of these claims whereby each party agreed to dismiss their claim against the other. The parties have each filed dismissals of their claims.

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

On May 18, 2007, the Company was named in a class action lawsuit filed in the Superior Court of California, County of Alameda, Crystal Alexander, et al. v. ZipRealty, by a former employee agent of the Company. The complaint sought monetary relief and alleged, among other things, that the Company’s practices for compensating agents and reimbursing expenses violate applicable law regarding the payment of minimum wages and overtime. In March 2008 the Company reached a settlement agreement which called for a payment of $600,000, plus applicable payroll taxes, and included a full release of all claims for unpaid wages through December 31, 2007 for the period covering the first two weeks of employment, during which time the Company’s California agents received on-boarding training. The settlement agreement received final court approval. The Company recorded a charge in the amount of $625,000 during the quarter ended March 31, 2008 and made the settlement payment in September 2008.

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

The Company is not currently subject to any other material legal proceedings. From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

6. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation authorizes 5,000,000 shares of preferred stock, $0.001 par value. At December 31, 2010 and 2009, there were no shares issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes 100,000,000 shares of common stock, $0.001 par value. At December 31, 2010 and 2009, there were 24,135,964 and 23,929,728 shares issued and 20,541,374 and 20,444,854 shares outstanding, respectively.

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

During the years ended December 31, 2010, 2009 and 2008, the Company repurchased approximately 77,000, 49,000 and 20,000 shares of its common stock for approximately $285,000, $160,000 and $68,000, respectively, to cover tax withholding obligations. These shares were repurchased in connection with the net share settlement provision of its Restricted Stock Award Agreement upon the vesting of restricted stock during the periods. During the year ended December 31, 2010 there were approximately 33,000 shares of restricted stock forfeited and transferred to treasury stock.

Common Stock Warrants

During the year ended December 31, 2008, 154,931 common stock warrants were cash and net exercised. The final warrant outstanding, for the purchase of an aggregate of 3,284 shares of our common stock, expired unexercised in 2010.

7. STOCK-BASED COMPENSATION

Stock Option Plans

The Company maintains two Board of Directors (“BOD”) approved stock plans, the 1999 Stock Option Plan (“1999 Plan”) and the 2004 Equity Incentive Plan (“2004 Plan”), both of which are collectively referred to as the (“Stock Plans”). The Stock Plans provide for the granting of stock options to employees and consultants of the Company. Options granted under the Stock Plans may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Plan were made available under the 2004 Plan, and any shares that would have otherwise returned to the 1999 Plan are made available for issuance under the 2004 Plan. The Company has authorized and reserved 4,362,000 shares of common stock for issuance under the Stock Plans. In addition, the number of shares reserved for issuance under the 2004 Plan is increased annually on the first day of the Company’s fiscal year beginning in 2006 equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the BOD. Pursuant to this requirement, on January 1, 2010, 2009, 2008, 2007 and 2006, respectively, an additional 817,140 shares, 810,916 shares, 945,621 shares, 864,905 shares and 810,932 shares were added to the Stock Plans, reserved for issuance and subsequently registered for sale under Form S-8. The 2004 Equity Incentive Plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding.

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

Other Stock Options

The BOD approved the registration of 325,000, 180,000 and 1,250,000 shares of common stock underlying options issued outside the Company’s Stock Plans in December 2008, September 2007 and September 2006, respectively. These nonstatutory stock options (“NSO”) were granted in connection with employment of executives with the Company and vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with the Company on the date of vest. These options were granted for a term of ten years. In June 2007, the BOD modified the September 2006 grant so that it vested immediately as to 312,500 shares and the remaining shares were forfeited. In December 2009, this option expired, unexercised. In October 2009, 23,000 shares of the September 2007 grant for 50,000 shares expired, unexercised and in January 2010, the remaining 27,000 of this option expired, unexercised.

Valuation Assumptions and Stock-based Compensation Expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the years ended December 31, 2010, 2009 and 2008 was estimated by taking the average of the vesting term and the contractual term of the option as provided by accounting standards.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	46-48%	44-49%	42-44%
Risk-free interest rate	1.4-2.7%	0.5-2.7%	1.8-3.2%
Expected life (years)	5.5-6.1	4.3-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.86	$1.45	$1.94

Stock-based compensation expense was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cost of revenues	$305	$341	$586
Product development	417	537	218
Sales and marketing	923	1,023	1,112
General and administrative	2,027	1,998	1,996

Total stock-based compensation expense	3,672	3,899	3,912
Tax effect on stock-based compensation expense	—	—	—

Net effect on net income	$3,672	$3,899	$3,912

The Company recognized approximately $126,000 of additional stock-based compensation expense during the twelve months ended December 31, 2010 for stock option and restricted stock modifications in connection with the departure of the Company’s former Chief Executive Officer and President and two other officers.

The Company utilizes the hosted services of a third-party to automate the administration of its employee equity programs and calculate its stock-based compensation expense. The Company noted that stock-based compensation expense was incorrectly calculated and recorded an immaterial correction of an error of $246,000 relating to prior periods during the twelve months ended December 31, 2010.

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of December 31, 2010, there was $4.2 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.5 years. As of December 31, 2010, there was $0.1 million of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 0.8 years.

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

A summary of the Company’s stock option activity for the periods indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2007	4,318	$7.66	8.19	$1,901
Options granted	1,246	4.24
Options exercised	(12)	1.66
Options forfeited/cancelled/expired	(338)	8.79

Outstanding at December 31, 2008	5,214	6.78	7.30	630

Options granted (1)	2,387	3.36
Options exercised	(17)	1.20
Options forfeited/cancelled/expired (2)	(3,389)	7.84

Outstanding at December 31, 2009	4,195	4.00	6.97	2,495

Options granted	1,064	3.96
Options exercised	(130)	1.22
Options forfeited/cancelled/expired	(932)	4.00

Outstanding at December 31, 2010	4,197	$4.08	6.60	$383

Vested and expected to vest at December 31, 2010	4,081	$4.09	6.39	$382

Exercisable at December 31, 2010	2,190	$4.46	5.22	$374

(1)	Includes options for 1,792,031 shares exchanged in the stock option exchange program.

(2)	Includes options for 2,898,269 shares exchanged in the stock option exchange program.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.60 on December 31, 2010, and the exercise price for the options that were in-the-money at December 31, 2010. The total number of in-the-money options exercisable as of December 31, 2010 was 443,000. Total intrinsic value of options exercised was $238,000, $39,000 and $37,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the years ended December 31, 2010, 2009 and 2008 was $526,000, $958,000 and $377,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2007	197	$6.68
Shares granted	25
Shares vested	(56)
Shares forfeited	—

Nonvested at December 31, 2008	166	6.06

Shares granted	204
Shares vested	(145)
Shares forfeited	—

Nonvested at December 31, 2009	225	4.29

Shares granted	76
Shares vested	(219)
Shares forfeited	(33)

Nonvested at December 31, 2010	49	$4.90

8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The Company is not required to contribute to the plan, however, beginning January 1, 2006 the Company elected to match 25% of the first employee contributions to the plan of up to 4% of pay. For the years ended December 31, 2010, 2009 and 2008 the Company contributed $206,000, $257,000, and $213,000, respectively.

9. SUBSEQUENT EVENT

On January 10, 2011, the Company announced a restructuring, including closing Company owned and operated brokerage offices in twelve markets and eliminating additional positions in field sales support, corporate sales support and administration. The markets will be closed during the quarter ending March 31, 2011 and include Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta and Tucson. In the Atlanta and Tucson markets, the Company began providing the online sales channel for a local brokerage in each of these markets under referral agreements.

In connection with the closing of the markets and the workforce reductions, the Company expects to incur a pre-tax restructuring charge of approximately $3.0 million. The restructuring charge includes termination benefits, lease obligations and other exit costs. These actions are expected to be completed and the charge recorded in the quarter ending March 31, 2011.

10. UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2010 This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2010	(In thousands)
Net transaction revenues	$25,414	$26,967	$36,415	$24,841
Cost of revenues	15,731	16,270	20,995	15,306
Loss from operations	(4,062)	(5,130)	(303)	(6,308)
Net loss	(4,029)	(5,077)	(225)	(6,219)
Net loss per share:
Basic and diluted	$(0.20)	$(0.25)	$(0.01)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	20,454	20,404	20,338	20,342

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2009	(In thousands)
Net transaction revenues	$33,037	$34,647	$31,702	$21,352
Cost of revenues	19,181	20,273	18,909	13,834
Loss from operations	(2,388)	(903)	(2,634)	(7,857)
Net loss	(2,132)	(779)	(2,433)	(7,548)
Net loss per share:
Basic and diluted	$(0.11)	$(0.04)	$(0.12)	$(0.38)
Weighted average common shares outstanding:
Basic and diluted	20,226	20,206	20,140	20,107

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

Not applicable.

Item 9A.	Controls and Procedures:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief

Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information:

On March 5, 2011, the Compensation Committee of our Board of Directors approved the following compensation arrangements for two of our named executive officers:

•	Mr. David A. Rector, Senior Vice President, Chief Financial Officer and Chief Accounting Officer, an option to purchase 30,000 shares; and

•	Mr. Robert J. Yakominich, Senior Vice President, Sales, an option to purchase 45,000 shares.

Each stock option granted vests as to 25% of the shares on the first anniversary of the date of grant and then vests ratably on a monthly basis over the following three years, subject to the officer’s continued service to the Company on those dates. The options were granted at an exercise price of $2.90 per share, which was the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant.

Also, on March 5, 2011, the Compensation Committee approved a Management Incentive Plan — Fiscal Year 2011. Eligible persons under the plan include all persons holding the position of Vice President or higher (other than certain Vice Presidents overseeing sales, who are covered under a separate incentive arrangement). The plan has been designed to motivate these employees to achieve the Company’s financial and operational goals for fiscal year 2011. Payments under the plan are subject to the Company’s achievement of minimum Adjusted EBITDA (defined under the plan as net income (loss) less interest income plus interest expense, provision for income taxes, depreciation and amortization expense, stock-based compensation and further adjusted to eliminate the impact of certain items that we do not consider reflective of the Company’s ongoing core operating performance) thresholds for fiscal year 2011. Incentives earned under the plan are structured as a single annual payment to be paid in cash. The Compensation Committee reserves the right to modify payments under the plan for any individual based on substandard or exceptionally outstanding performance. Incentive payments under the plan are subject to other terms and conditions, as set forth more fully in the copy of the plan that is filed as an exhibit to this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Executive officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption, “Directors.”

Section 16(a) beneficial ownership reporting compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Corporate governance

The information required by this item with respect to corporate governance is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption, “Board Committees — Audit Committee.”

Item 11.	Executive Compensation:

The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption, “Compensation and Other Information Concerning Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.”

Equity compensation plan information

The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options, warrants and rights awarded under our stockholder-approved plans (our 1999 Stock Option Plan and 2004 Equity Incentive Plan). The following table also provides such information concerning two options awarded outside of our equity plans, pursuant to NASDAQ Marketplace Rule 5635(c)(4), to new executives as an inducement material to acceptance of employment with us. The SVP Sales Grant (made on September 13, 2007 for 130,000 shares) and CFO Grant (made on December 11, 2008 for 325,000 shares) were each made at the respective exercise price set forth below, which was the closing price of our common stock on the respective grant date, and were structured to vest as to 25% on the first anniversary of the date of employment and thereafter at the rate of 1/48 per month on the first of each month, provided the respective executive remained in a service relationship with us. The CFO Grant terminates twelve months after such executive ceases to be a service provider to us, while the SVP Sales Grant terminates pursuant to the standard terms applicable to our other option grants. These two grants are subject to the standard terms applicable to the Company’s other option grants.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Plan Name and Type	(In thousands)		(In thousands)
Equity compensation plans approved by stockholders
1999 Stock Option Plan	309	$2.55	—
2004 Equity Incentive Plan	3,433	$4.26	2,362
Equity compensation not approved by stockholders
SVP Sales Grant	130	$6.68	—
CFO Grant	325	$2.56	—
Total	4,197	$4.08	2,362

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders,” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services:

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption, “Proposal 2 — Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule:

(a) Documents filed with this report:

1. Financial Statements.

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

•	Report of independent registered public accounting firm

•	Consolidated Balance Sheets at December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Notes Consolidated Financial Statements.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2010.

The following financial statement schedule of ZipRealty, Inc. for each of the past three years in the period ended December 31, 2010 should be read in conjunction with the Consolidated Financial Statements of ZipRealty, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Description	(In thousands)
Fiscal year ended December 31, 2008
Provision for Doubtful Accounts	29	8	11	26
Deferred Tax Asset Valuation	22,761	5,472	—	28,233
Fiscal year ended December 31, 2009
Provision for Doubtful Accounts	26	3	—	29
Deferred Tax Asset Valuation	28,233	3,858	—	32,091
Fiscal year ended December 31, 2010
Provision for Doubtful Accounts	29	88	14	103
Deferred Tax Asset Valuation	32,091	5,982	—	38,073

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
David A. Rector
Senior Vice President and Chief Financial Officer

Date: March 9, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles C. Baker and David A. Rector, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ CHARLES C. BAKER Charles C. Baker	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2011

/S/ DAVID A. RECTOR David A. Rector	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer )	March 9, 2011

/S/ DONALD F. WOOD Donald F. Wood	Chairman of the Board of Directors	March 9, 2011

/S/ ELISABETH H. DEMARSE Elisabeth H. DeMarse	Director	March 9, 2011

/S/ ROBERT C. KAGLE Robert C. Kagle	Director	March 9, 2011

/S/ STANLEY M. KOONCE, JR. Stanley M. Koonce, Jr.	Director	March 9, 2011

/S/ GARY A. WETSEL Gary A. Wetsel	Director	March 9, 2011

Exhibit Index

Exhibit Number	Description
3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 12, 2008

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(2)*	Form of Director and Executive Officer Indemnification Agreement, as in effect prior to May 2010

10.1(a)(3)*	Form of Director and Executive Officer Indemnification Agreement, revised May 2010

10.2(2)*	1999 Stock Option Plan

10.3(2)*	2004 Equity Incentive Plan

10.3(a)(4)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan

10.4(2)*	Form of Change of Control Agreement, as in effect prior to December 2010

10.4(a)*	Form of Change of Control Agreement, revised December 2010

10.5(5)	Director Compensation Policy

10.6(2)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(a)(2)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(b)(6)	Third Amendment dated November 30, 2005 to Office Lease Agreement between ZipRealty, Inc. and CA-Emeryville Properties Limited Partnership (as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10.7(7)*	Management Incentive Plan — Fiscal Year 2009

10.8(8)*	Management Incentive Plan — Fiscal Year 2010, as amended March 4, 2010

10.9*	Management Incentive Plan — Fiscal Year 2011

10.10(9)*	Stock Option Award Agreement with Charles C. Baker, dated December 11, 2008

10.11(10)*	Restricted Stock Award Agreement with Charles C. Baker, dated December 11, 2008

10.12(11)*	Form of Restricted Stock Award Agreement, dated February 12, 2009

10.13(12)*	Form of Restricted Stock Award Agreement, dated as of August 21, 2009

10.14(13)*	Form of Restricted Stock Award Agreement, dated as of January 15, 2010

10.15(14)*	Form of Restricted Stock Award Agreement, dated as of March 4, 2010

10.16(15)*	Employment Agreement with Charles C. Baker dated October 14, 2010

10.17(16)*	Separation Agreement and Release with J. Patrick Lashinsky dated October 1, 2010

10.18(17)*	Separation Agreement and Release and Release with William C. Sinclair effective as of October 22, 2010

23.1	Consent of independent registered public accounting firm

Exhibit Number	Description
24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) filed with the Securities and Exchange Commission on August 4, 2010.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 28, 2005.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on June 19, 2007.

(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 6, 2005.

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 6, 2009.

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) filed with the Securities and Exchange Commission on May 5, 2010.

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on February 17, 2009.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 26, 2009.

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on January 22, 2010.

(14)	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 10, 2010.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (file No. 000-51002) filed with the Securities and Exchange Commission on October 14, 2010.

(16)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (file No. 000-51002) filed with the Securities and Exchange Commission on October 14, 2010.

(17)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file No. 000-51002) filed with the Securities and Exchange Commission on November 3, 2010.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.