Form 10-Q
period 2011-03-31
ZIPREALTY INC
filed 2011-05-06
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

We had 20,556,902 shares of common stock outstanding at April 27, 2011.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2010, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report or in materials incorporated herein by reference.

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

Where you can find additional information

You may review a copy of this report, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference at Room 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as ZipRealty, that file electronically with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$15,203	$13,393
Short-term investments	11,448	18,948
Accounts receivable, net of allowance of $101 and $103, respectively	1,771	1,959
Prepaid expenses and other current assets	2,074	2,123

Total current assets	30,496	36,423
Restricted cash	390	390
Property and equipment, net	2,614	2,712
Intangible assets, net	21	28
Other assets	251	252

Total assets	$33,772	$39,805

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,209	$2,275
Accrued expenses and other current liabilities	6,001	7,450
Accrued restructuring charges	1,043	—

Total current liabilities	9,253	9,725
Other long-term liabilities	126	179

Total liabilities	9,379	9,904

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,138 and 24,136 shares issued and 20,543 and 20,541 shares outstanding, respectively	24	24
Additional paid-in capital	156,794	156,384
Accumulated other comprehensive income	6	13
Accumulated deficit	(114,836)	(108,925)
Treasury stock at cost: 3,595 and 3,595 shares, respectively	(17,595)	(17,595)

Total stockholders’ equity	24,393	29,901

Total liabilities and stockholders’ equity	$33,772	$39,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net transaction revenues	$18,392	$24,841
Marketing and other revenues	1,353	947

Net revenues	19,745	25,788

Operating expenses:
Cost of revenues	10,959	15,306
Product development	1,949	2,415
Sales and marketing	8,155	10,766
General and administrative	2,357	3,609
Restructuring charges, net	2,264	—

Total operating expenses	25,684	32,096

Loss from operations	(5,939)	(6,308)
Interest income	28	89

Loss before income taxes	(5,911)	(6,219)
Provision for (benefit from) income taxes	—	—

Net loss	$(5,911)	$(6,219)

Net loss per share:
Basic and diluted	$(0.29)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	20,494	20,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(5,911)	$(6,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	482	596
Amortization of intangible assets	7	7
Stock-based compensation expense	388	695
Non-cash restructuring charges	54	—
Provision for doubtful accounts	(2)	31
Amortization of short-term investment premium (discount)	93	154
Changes in operating assets and liabilities
Accounts receivable	190	(454)
Prepaid expenses and other current assets	49	152
Other assets	1	54
Accounts payable	(66)	656
Accrued expenses and other current liabilities	(1,449)	(850)
Accrued restructuring charges	1,043	—
Other long-term liabilities	(53)	(50)

Net cash used in operating activities	(5,174)	(5,228)

Cash flows from investing activities
Proceeds from sale and maturity of short-term investments	7,400	943
Purchases of property and equipment	(421)	(559)

Net cash provided by investing activities	6,979	384

Cash flows from financing activities
Proceeds from stock option exercises	5	45
Acquisition of treasury stock	—	(169)

Net cash provided by (used in) financing activities	5	(124)

Net increase (decrease) in cash and cash equivalents	1,810	(4,968)

Cash and cash equivalents at beginning of period	13,393	23,737

Cash and cash equivalents at end of period	$15,203	$18,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2011 and 2010 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended March 31, 2010 and 2009 accounted for approximately 21.9% and 17.7% of annual net transaction revenues in 2010 and 2009, respectively.

Significant accounting policies

Revenue recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. This standard eliminates the use of the residual method and will require arrangement consideration to be allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) if VSOE is not available. The new standard provides additional flexibility to utilize best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or an estimated stand-alone pricing when the element has not previously been sold stand-alone. These estimates are generally based on pricing strategies, market factors and strategic objectives.

The Company adopted this accounting standard on January 1, 2011 on a prospective basis for applicable transactions originating or materially modified after December 31, 2010. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. The adoption of this standard did not have a material impact on its consolidated financial position, results of operations and cash flows for the three months ended March 31, 2011.

The Company derives the majority of its revenue from commissions earned as agents to buyers and sellers on purchase or sale transactions. Commission revenue is recognized upon closing of a transaction, net of any rebate or commission discount or transaction fee adjustment, as evidenced when the escrow or similar account has closed and funds have been disbursed to all appropriate parties. These transactions typically do not have multiple deliverables.

Non-commission revenues are derived primarily from marketing agreements with residential mortgage service providers, the sale of online advertising, lead referral fees and other revenues. The Company classifies these revenues as marketing and other revenues. Marketing service revenues are recognized over the term of the agreements as the contracted services are delivered. Advertising revenues on contracts are recognized as impressions are delivered or as clicks are provided to advertisers. Advertising and marketing contracts may consist of multiple deliverables which generally include a blend of various impressions or clicks as well as other marketing deliverables. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured.

Revenue is recognized only when the price is fixed or determinable, persuasive evidence an arrangement exists, the service has been delivered and collectability of the resulting receivable is reasonably assured.

2. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At March 31, 2011 and December 31, 2010, short-term investments were classified as available-for-sale securities and were reported at fair value as follows:

	March 31, 2011				December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
Money market funds	$13,991	$1	$—	$13,992	$11,659	$1	$—	$11,660
Corporate obligations	3,544	1	—	3,545	5,238	8	(1)	5,245
US Government and agency obligations	4,033	4	—	4,037	9,086	6	(1)	9,091

Total	$21,568	$6	$—	$21,574	$25,983	$15	$(2)	$25,996

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$10,126	$7,048
Short-term investments	11,448	18,948

Total	$21,574	$25,996

At March 31, 2011 and December 31, 2010, the Company did not have any investments with a significant unrealized loss position.

The estimated fair value of short-term investments at March 31, 2011 was $21.6 million and due within one year or less.

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including available-for-sale investments. At March 31, 2011 there were no liabilities reported at fair value on a recurring basis.

At March 31, 2011 and December 31, 2010, our available-for-sale investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$13,992	$—	$—	$13,992	$11,660	$—	$—	$11,660
Corporate obligations	—	3,545	—	3,545	—	5,245	—	5,245
US Government and agency obligations	—	4,037	—	4,037	—	9,091	—	9,091

Total	$13,992	$7,582	$—	$21,574	$11,660	$14,336	$—	$25,996

The fair value of the Company’s investments in money market funds, included within money market securities, approximates their face value and has been included in cash and cash equivalents.

3. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss	$(5,911)	$(6,219)

Denominator:
Shares used to compute EPS basic and diluted:	20,494	20,342
Net loss per share basic and diluted:	$(0.29)	$(0.31)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Options to purchase common stock	4,293	4,025
Warrants to purchase common stock	—	3
Nonvested common stock	49	186

	4,342	4,214

4. STOCK-BASED COMPENSATION EXPENSE

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the three months ended March 31, 2011 and 2010 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended March 31,
	2011	2010
Expected volatility	47%	46%
Risk-free interest rate	2.5% - 2.7%	2.7%
Expected life (years)	6.1	6.1
Expected dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$1.39	$2.33

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cost of revenues	$60	$63
Product development	85	99
Sales and marketing	74	152
General and administrative	169	381

Total stock-based compensation expense	388	695
Tax effect on stock-based compensation	—	—

Net effect on net income	$388	$695

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of March 31, 2011, there was $4.4 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.7 years. As of March 31, 2011, there was $57,000 of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 0.5 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2010	4,197	$4.08	6.60	$383
Options granted	609	2.90
Options exercised	(2)	2.42
Options forfeited/cancelled/expired	(186)	3.96

Outstanding at March 31, 2011	4,618	$3.93	6.62	$590

Exercisable at March 31, 2011	2,383	$4.44	4.89	$513

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

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.90 on March 31, 2011, and the exercise price for the options that were in-the-money at March 31, 2011. The total number of in-the-money options exercisable as of March 31, 2011 was 463,000. Total intrinsic value of options exercised was $1,000 and $57,000 for the three months ended March 31, 2011 and 2010, respectively. The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three months ended March 31, 2011 and 2010 was $42,000 and $184,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2010	49	$4.90
Shares granted	—
Shares vested	—
Shares forfeited	—

Nonvested at March 31, 2011	49	$4.90

5. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at March 31, 2011. The Company considers its ongoing performance, recent historical losses and expectations for the foreseeable future, among other things, in determining the need for a valuation allowance.

Based on the full valuation allowance and the loss for the three months ended March 31, 2011, the Company has not recorded a tax provision or benefit.

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive income (loss) for the periods indicated is comprised of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net loss	$(5,911)	$(6,219)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	(7)	74

Comprehensive loss	$(5,918)	$(6,145)

7. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through August 2016. Future gross and net lease commitments under non-cancelable operating leases at March 31, 2011 were as follows, in thousands:

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Remainder of 2011	$1,979	$(61)	$1,918
2012	1,511	(71)	1,440
2013	788	(3)	785
2014	420	—	420
2015	157	—	157
Thereafter	35	—	35

Total minimum lease payments	$4,890	$(135)	$4,755

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

8. RESTRUCTURING CHARGES, NET

During the three months ended March 31, 2011, the Company implemented a cost reduction initiative, including closing brokerage operations in twelve underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges include employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. For the three months ended March 31, 2011, restructuring charges were comprised of the following (in thousands):

Employee severance and related expenses	$1,405
Lease obligations and other exit costs	805
Non-cash charges	54

Total restructuring charges, net	$2,264

The activity in accrued restructuring charges for the three months ended March 31, 2011 follows (in thousands):

	Employee Severance and Related Expense	Lease Obligations and Other Exit Costs	Total
Accrued restructuring charges at December 31, 2010	$—	$—	$—
Charges	1,405	859	2,264
Payments	(1,157)	(10)	(1,167)
Non-cash adjustments	—	(54)	(54)
Adjustments	—	—	—

Accrued restructuring charges at March 31, 2011	$248	$795	$1,043

Of the $1,043,000 accrued restructuring charge as of March 31, 2011, $248,000 relates to employee severance and related expenses which the Company expects to substantially pay out by the end of the second quarter 2011, and $795,000 relates to non-cancelable lease obligations which the Company expects to pay over the remaining terms of the obligations, which extend to the third quarter of 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2010. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements.

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

In 2010, our website received more traffic than any other residential real estate brokerage website in the nation, according to Hitwise, an information services company. As of April 25, 2011, we had approximately 2.4 million active registered users who had accessed our website within the last year. We have wholly owned operations in 23 major markets, serviced by our team of over 2,400 local, licensed sales agents, all of whom are independent contractors. We also have referral arrangements with third-party brokerages in two markets where we do not conduct our own brokerage operations

Until 2010, our agents were typically employees. In February 2010, we began transitioning our agents to an independent contractor model in some of our markets, and we completed that transition in the remainder of our markets by January 2011. Through that modified business model, we hope both to empower our local offices and agents to make decisions that are better tailored to the dynamics of their particular markets, thereby increasing productivity and customer service levels, and to minimize management oversight of day-to-day agent activities, thereby reducing costs for field sales support, corporate sales support and corporate administration. As we convert a greater portion of our cost structure from fixed to variable, we should have greater leverage to attract and retain agents and to incentivize productivity.

In January 2011, we announced plans to heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets, where our financial performance, productivity and market presence have been strongest and where local population, economic and housing trends appear most favorable long-term. To that end, we closed twelve offices in the first quarter of 2011, including Tucson, AZ, and Atlanta, GA. In the Atlanta and Tucson markets that we exited, we entered into our first local referral agreements, under which we provide tools enhancing the online sales channel to deliver customers leads to leading local brokerages in those markets, and we have transitioned our local operations to the same brokerages.

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

We record commission revenues net of any rebate, commission discount or transaction fee adjustment. Our net revenues are principally driven by the number of transactions we close and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission we receive on each transaction and varies significantly by market. We also receive revenues from certain marketing arrangements, such as with mortgage lenders to whom we provide access through the mortgage center on our website, who pay us a flat marketing fee that is established on a periodic basis, as well as from relationships with advertisers. Generally, non-commission revenues represent less than 5% of our net revenues during any period, although they topped 5% in the fourth quarter of 2010 and the first quarter of 2011 given relatively weak real estate sales in the quarter. We routinely explore options for entering into additional marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home.

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

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We perceive that conditions such as tight lending criteria, high numbers of distressed properties, and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time. Although the housing market was bolstered in 2010 by low mortgage rates, which reached a record low in October 2010 for a 30-year, conventional, fixed-rate mortgage, rates have fluctuated and will likely continue to do so. For 2011, we currently believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, shadow inventory levels, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

The federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit. Some of those efforts, such as the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” temporarily boosted home sales in earlier periods, but often by accelerating home purchase decisions from later periods, not by creating new housing demand. When such programs ended, the residential real estate market was left once again to suffer the pressures of poor macroeconomic conditions. To the extent that governments and related agencies take future actions to address the residential real estate market, there can be no assurance that those activities will have a positive, meaningful and lasting impact, or that they will not result in unintended consequences.

In late 2010, given the large volume of distressed properties being handled by banks, concern grew that mortgage lenders may not be fulfilling all the legal requirements for valid foreclosure proceedings. Consequently, many large lenders temporarily halted foreclosure proceedings either nationwide or in the 23 states where the foreclosure process must be approved by a judge. Most of those lenders have since lifted the freezes, but we perceive that banks are nonetheless processing foreclosures slowly and with caution. We cannot assess what impact, if any, this situation will have on the residential real estate market.

Current residential real estate market conditions. Recent indicators of national residential real estate market conditions include the following:

•

Volume: According to the National Association of REALTORS®, or NAR, existing home sales nationwide in March 2011 were down 6.3% year-over-year, with declines in all major regions of the country. Those declines were due in large part to the positive impact in the first quarter of 2010 of the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” and the market continues to be impacted by the lingering economic pressures discussed above.

•

Price: According to NAR, in March 2011, the national median existing home sales price decreased 5.9% year-over-year, with declines in all major regions of the country. We perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•

Inventory: According to NAR, in March 2011, inventory levels remained relatively flat year-over-year, decreasing by just 0.8%. We are unable at the present time to tell what impact, if any, the foreclosure processing delays instituted by many major mortgage lenders will have on future inventory levels.

•

Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the first quarter of 2011, the percentage of our sales transactions composed of distressed properties was approximately 45%, which was higher than the 38% realized in the previous quarter and the 37% realized in the first quarter of 2010 but less than the peak of 53% realized in the first quarter of 2009. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

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

For example, in 2009, the federal government introduced a program to provide a tax credit of up to $8,000 to first-time home buyers, meaning buyers who had not owned a home in the preceding three years, and a tax credit of up to $6,500 to repeat home buyers, meaning buyers who had lived in their current homes for five consecutive years in the past eight years. To take advantage of the program, buyers must have entered into a home purchase contract by April 30, 2010, and must have completed the purchase by September 30, 2010. We believe that this program had a positive effect on home sales volume in 2009 and the first half of 2010, particularly in the second quarter of 2010. However, we also believe that the program accelerated the decision to purchase a home for some buyers, which resulted in fewer sales in the second half of 2010, and possibly later. Also, during the first quarter of 2011, the year-over-year comparisons in financial results were distorted because of the positive impact of the federal tax credit program during the first half of 2010, and we anticipate that a similar distortion will also occur in the second quarter of 2011.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2010, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

Revenue recognition

We derive the majority of our revenue from commissions earned as agents to buyers and sellers in residential real estate transactions. Commission revenue is recognized upon closing of a transaction, net of any rebate or commission discount or transaction fee adjustment, as evidenced when the escrow or similar account has closed and funds have been disbursed to all appropriate parties. These transactions typically do not have multiple deliverable arrangements.

Non-commission revenues are derived primarily from marketing agreements with residential mortgage service providers, the sale of online advertising, lead referral fees and other revenues. We classify these revenues as marketing and other revenues. Marketing service revenues are recognized over the term of the agreements as the contracted services are delivered. Advertising revenues on contracts are recognized as impressions are delivered or as clicks are provided to advertisers. Advertising and marketing contracts may consist of multiple deliverables which generally include a blend of various impressions or clicks as well as other marketing deliverables. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured.

Revenue is recognized only when the price is fixed or determinable, persuasive evidence an arrangement exists, the service has been delivered and collectability of the resulting receivable is reasonably assured.

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

The accounting standard for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at March 31, 2011.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended March 31,
Consolidated statements of operations data (unaudited)	2011	2010
	(In thousands, except per share data)
Net transaction revenues	$18,392	$24,841
Marketing and other revenues	1,353	947

Net revenues	19,745	25,788

Operating expenses:
Cost of revenues	10,959	15,306
Product development	1,949	2,415
Sales and marketing	8,155	10,766
General and administrative	2,357	3,609
Restructuring charges, net	2,264	—

Total operating expenses	25,684	32,096

Loss from operations	(5,939)	(6,308)
Interest income	28	89

Loss before income taxes	(5,911)	(6,219)
Provision for income taxes	—	—

Net loss	$(5,911)	$(6,219)

Net loss per share:
Basic and diluted	$(0.29)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	20,494	20,342

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
Consolidated statements of operations data (unaudited)	2011	2010
Net transaction revenues	93.1%	96.3%
Marketing and other revenues	6.9	3.7

Net revenues	100.0	100.0

Operating expenses:
Cost of revenues	55.5	59.4
Product development	9.9	9.4
Sales and marketing	41.3	41.7
General and administrative	11.9	14.0
Restructuring charges, net	11.5	—

Total operating expenses	130.1	124.5

Loss from operations	(30.1)	(24.5)
Interest income	0.1	0.3

Loss before income taxes	(30.0)	(24.2)
Provision for income taxes	—	—

Net loss	(30.0)%	(24.2)%

Comparison of the three months ended March 31, 2011 and 2010

Other operating data

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2011	2010
Number of markets (1)	23	35	(12)
Number of transactions closed during the period (2)
Buyer representation	3,350	4,527	(1,177)	(26.0)%
Seller representation	286	376	(90)	(23.9)%

Total	3,636	4,903	(1,267)	(25.8)%

Average net revenue per transaction (3)	$5,058	$5,067	$(9)	(0.2)%
Number of agents at end of the period	2,422	3,017	(595)	(19.7)%

(1)	On January 10, 2011, we announced a restructuring, including closing our owned and operated brokerage offices in twelve markets and eliminating additional positions in field sales support, corporate sales support and administration. The restructuring was substantially completed during the quarter ended March 31, 2011 and our operations in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta and Tucson were closed.
(2)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(3)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net transaction revenues

Net transaction revenues consist of commissions earned as agents to buyers and sellers on the purchase or sale of real estate transactions, net of any rebate, commission discount or transaction fee adjustment.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2011	2010
	(In thousands)
Net transaction revenue	$18,392	$24,841	$(6,449)	(26.0)%

The decrease in our net transaction revenues of $6.4 million or 26.0% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was driven primarily by a decrease in the number of transactions closed during the quarter of 1,267 or 25.8%. Transactions closed during the quarter in our remaining markets were 3,428 compared to 3,904 last year, a decrease of 476 or 12.2%. Average net revenue per transaction for the quarter in our remaining markets was $5,159 compared to $5,365 last year, a decrease of $206 or 3.8%. The decrease in average net revenue per transaction in our remaining markets was primarily attributable to a combination of factors including an overall decrease in housing prices, the impact of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

We expect our net transaction revenues will decrease in 2011 driven by a decrease in the overall number of transactions, primarily as a result of closing some of our markets. Average net revenue per transaction is expected to continue to be impacted by factors including overall decreases in housing prices, the volume of distressed sales, including foreclosure, bank REO and short sale transactions, and ongoing pressure on the availability of consumer mortgage financing particularly impacting the sale of higher priced housing.

Marketing and other revenues

Marketing and other revenues consist primarily of market transaction referrals and corporate marketing agreements, lead generation and advertising.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2011	2010
	(In thousands)
Marketing and other revenues
Markets	$208	$104	$104	100.8%
Corporate	1,145	843	302	35.9%

Total	$1,353	$947	$406	43.0%

The increase in corporate marketing and other revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to $0.3 million in lead referral fees.

We expect our marketing and other revenue will increase for 2011 primarily attributable to increased advertising, lead referral fees and fees earned from marketing agreements.

Cost of revenues

During the three months ended March 31, 2011, we completed the transition of our agent force from an employee model to an independent contractor model. Under the employee model, our cost of revenues consists principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs, agent expense reimbursements and amortization of internal-use software and website development costs which relate primarily to our ZAP technology. Under the independent contractor model, our cost of revenues consists principally of commissions and amortization of internal-use software and website development costs which relate primarily to our ZAP technology. Agent commissions are generally paid on market net revenues which include net transaction revenues plus referral and other revenues generated by our agents.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2011	2010
	(In thousands)
Cost of revenues	$10,959	$15,306	$(4,347)	(28.4)%

The decrease in cost of revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Agent commissions and payroll taxes decreased by $2.0 million or 16.1% primarily attributable to the blend of agent commission rates paid. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $2.3 million or 89.2% primarily attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Our agents in New York, Nevada and California completed the transition to independent contractor status during 2010 and agents in our remaining markets completed the transition to independent contractor status as of January 31, 2011. Overall, cost of revenues as a percentage of market net revenues for the three months ended March 31, 2011 decreased about 2.5 percentage points from the three months ended March 31, 2010. In our remaining markets, cost of revenues as a percentage of market net revenues for the three months ended March 31, 2011 were 58.4%, a decrease of 3.4 percentage points from 61.8% for the three months ended March 31, 2010.

We expect our cost of revenues for 2011 will decrease because of the decrease in market net revenues attributable primarily to the market closures in the first quarter of 2011. Our cost of revenues primarily moves in relation to the market net revenues on which commissions are based. Cost of revenues may also increase or decrease as a result of the mix of commission rates paid to our agents. Overall, we expect cost of revenues to decrease as a percentage of market net revenues for 2011 compared to 2010.

Product development

Product development expenses include our information technology costs relating to the maintenance of our website, proprietary technology platforms and system infrastructure. These costs consist primarily of compensation and benefits for our product development and infrastructure personnel, depreciation of software and equipment and infrastructure costs consisting primarily of facilities, communications and other related operating expenses.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2011	2010
	(In thousands)
Product development	$1,949	$2,415	$(466)	(19.3)%

The decrease in product development expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due primarily to decreases in salaries and benefits of $0.2 million attributable to reductions in headcount resulting from our restructuring, depreciation expense of $0.1 million and technology infrastructure costs of $0.2 million. As a percentage of net revenues, product development expenses increased by 0.5 percentage points for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

We expect to continue enhancing tools and features on our website for consumers but expect that our product development expenses will decrease in 2011, compared to 2010, in absolute dollars but increase as a percentage of net revenues as a result of lower anticipated net revenues for the year.

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

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2011	2010
	(In thousands)
Sales and marketing:
Markets	$6,938	$8,787	$(1,849)	(21.0)%
Regional/corporate sales support and marketing	1,217	1,979	(762)	(38.5)%

Total	$8,155	$10,766	$(2,611)	(24.2)%

Market level sales and marketing expenses decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of closing twelve markets and eliminating positions in our remaining markets during our restructuring. The $1.8 million or 21.0% decrease is principally attributable to decreases in salaries and benefits of $1.0 million, customer acquisition and marketing costs of $0.5 million and facilities and operating expenses of $0.2 million. As a percentage of market net revenues, market sales and marketing expenses were 37.3% in the current quarter compared to 35.2% in the same quarter last year.

Regional/corporate sales support and marketing expenses decreased by approximately $0.8 million and consisted primarily of decreases in salary and benefits of $0.4 million, facilities and operating expenses of $0.2 million, and consulting fees of $0.1 million. The decrease in expenses was primarily attributable to the elimination of positions and other expenses resulting from our restructuring in the first quarter of 2011, as well as positions eliminated in the last half of 2010. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.2% in the three months ended March 31, 2011 compared to 7.7% in the three months ended March 31, 2010.

We expect our market level and regional/corporate sales and marketing expenses to decrease in absolute dollars and as a percentage of net revenues for 2011 compared to 2010 primarily as a result of our 2011 restructuring and positions eliminated the last half of 2010. We expect this decrease in expenses to consist of office operating expenses and customer acquisition and marketing cost in the closed markets as well as staff reductions in our remaining markets and in the regional and corporate sales support and marketing operations.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2011	2010
	(In thousands)
General and administrative	$2,357	$3,609	$(1,252)	(34.7)%

General and administrative expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 decreased by approximately $1.3 million or 34.7% and were primarily attributable to decreased salaries and benefits of $1.0 million attributable to positions eliminated during the last half of 2010 and the restructuring, as well as reductions in operating expenses of $0.1 million, and professional fees of $0.2 million primarily as a result of our restructuring. As a percentage of net revenues, general and administrative expenses were 11.9% for the quarter compared to 14.0% in the three months ended March 31, 2010.

We expect our general and administrative expenses for 2011 will decrease in absolute dollars and as a percentage of net revenues primarily as a result of positions eliminated during the last half of 2010 and our January 2011 restructuring, which included eliminating expenses as well as administrative activities required in the employee agent model.

Restructuring charges, net

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2011	2010
	(In thousands)
Restructuring charges, net	$2,264	$—	$2,264	100.0%

During the three months ended March 31, 2011, we implemented a cost reduction initiative, including closing brokerage operations in twelve markets and reducing our workforce in remaining market brokerage operations as well as in our corporate sales support and administrative functions. The restructuring charge includes lease obligation costs and other non-cash charges relating to lease terminations of approximately $0.9 million and severance pay and related expenses of approximately $1.4 million. Adjustments to non-cash stock-based compensation expense resulting from expense reversals for unvested stock awards that were forfeited were not significant. At March 31, 2011, the aggregate outstanding restructuring liability was approximately $1.0 million, most of which relates to non-cancelable lease costs we expect to pay over the remaining term of the leases, which end by the third quarter of 2016.

We expect that substantially all expenses relating to the restructuring have been recognized in the three months ended March 31, 2011. Some expenses required estimates, particularly those related to our ability and the timing of generating sublease income and terminating lease obligations, and may require future adjustments to the amount of the restructuring charge recorded.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2011	2010
	(In thousands)
Interest income	$28	$89	$(61)	(68.8)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market fund balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2011 are our cash, cash equivalents and short-term investments. As of March 31, 2011, we had cash, cash equivalents and short-term investments at fair value of $26.7 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $5.2 million in each of the three months ended March 31, 2011 and 2010. Cash used in the three months ended March 31, 2011 resulted primarily from a net loss of $5.9 million and net changes in operating assets and liabilities of $0.3 million offset by non-cash adjustments. Cash used of $0.3 million from the net change in operating assets and liabilities included a $1.0 million restructuring charge accrual. The non-cash adjustments resulted primarily from $0.5 million of depreciation and amortization and $0.4 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the three months ended March 31, 2010 resulted primarily from a net loss of $6.2 million increased by changes in operating assets and liabilities of $0.5 million and offset by non-cash adjustments including $0.6 million of depreciation and amortization and $0.7 million of stock-based compensation expense.

Our primary source of operating cash flow is the collection of net commission income, from escrow companies or similar intermediaries in the real estate transaction closing process, plus marketing and other revenues. These cash collections are offset by cash payments for operating expenses including agent commissions, payroll taxes, benefits, award programs and expense reimbursements, as well as for employee compensation, benefits, client acquisition costs and other expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $7.0 million and $0.4 million in the three months ended March 31, 2011 and 2010, respectively. Cash provided for in the three months ended March 31, 2011 primarily represents the proceeds from the sale and maturity of short-term investments of $7.4 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the three months ended March 31, 2010 represent the net proceeds from the sales and maturity of short-term investments of $0.9 million less the purchase of property and equipment, including amounts for website development and internal use software.

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

Currently, we expect our remaining 2011 capital expenditures to be approximately $1.8 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities were not significant in the three months ended March 31, 2011 and used cash of $0.1 million in the three months ended March 31, 2010. The use of cash for the three months ended March 31, 2010 represents primarily the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards partially offset by the proceeds from stock option exercises.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations, restructuring and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and advertising initiatives, our rate of growth in our geographic markets and possible repurchases of our common stock. In addition, if the current macroeconomic environment and depressed state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through August 2016. The following table provides summary information concerning our future contractual obligations and commitments at March 31, 2011.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,475	$1,947	$446	$22	$4,890

OFF-BALANCE SHEET ARRANGEMENTS AND INDEMNIFICATIONS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases. Our indemnifications agreements are described in note 7, “Commitments and Contingencies” of the unaudited condensed consolidated financial statements.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net revenue	$19,745	$25,788
Adjusted EBITDA	$(2,798)	$(5,010)
Adjusted EBITDA margin	(14.2)%	(19.4)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net loss	$(5,911)	$(6,219)
Add back
Interest income	(28)	(89)
Depreciation and amortization	489	603
Stock-based compensation expense	388	695
Restructuring charges, net	2,264	—

Non-GAAP Adjusted EBITDA	$(2,798)	$(5,010)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of March 31, 2011 and 2010, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2011 and 2010, there would be a negligible increase or decline in fair market value of the portfolio.

Exchange rate sensitivity

We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any revenues or expenses denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2010. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended March 31, 2011, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 5.	Other Information:

Our Insider Trading Compliance Program allows directors, officers and other employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, our officers have adopted Rule 10b5-1 trading plans under which a total of about 195,000 shares may be sold in the future. Sales under those plans will be made at various dates and prices, subject to the terms of the plans. Our additional directors, officers and employees may establish such programs.

Item 6.	Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.
By:	/s/ David A. Rector
David A. Rector
Senior Vice President and Chief Financial Officer

Date: May 6, 2011

Exhibit Index

Exhibit number	Description
3.1(a)(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Management Incentive Plan – Fiscal Year 2011

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.
(3)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (file No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2011.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.