Form 10-Q
period 2011-06-30
ZIPREALTY INC
filed 2011-08-08
CIK 1142512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51002

ZIPREALTY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State of incorporation)	(IRS employer
identification number)

2000 POWELL STREET, SUITE 300
EMERYVILLE, CA	94608
(Address of principal executive offices)	(Zip Code)

(510) 735-2600
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

We had 20,557,579 shares of common stock outstanding at July 28, 2011.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2010, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report or in materials incorporated herein by reference or in our Form 10-K referenced above.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Except as otherwise required by law, we do not intend to update or revise any forward-looking statement contained in this report.

Trademarks

“ZipRealty” is one of our registered trademarks in the United States. We also own the rights to the domain name “www.Real-Estate.com.” “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$19,492	$13,393
Short-term investments	4,573	18,948
Accounts receivable, net of allowance of $143 and $103, respectively	1,939	1,959
Prepaid expenses and other current assets	1,994	2,123
Total current assets	27,998	36,423
Restricted cash	390	390
Property and equipment, net	2,577	2,712
Intangible assets, net	14	28
Other assets	268	252
Total assets	$31,247	$39,805
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,723	$2,275
Accrued expenses and other current liabilities	4,871	7,450
Accrued restructuring charges	653	—
Total current liabilities	7,247	9,725
Other long-term liabilities	111	179
Total liabilities	7,358	9,904
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,158 and 24,136 shares issued and 20,557 and 20,541 shares outstanding, respectively	24	24
Additional paid-in capital	157,286	156,384
Accumulated other comprehensive income (loss)	(1)	13
Accumulated deficit	(115,808)	(108,925)
Treasury stock at cost: 3,601 and 3,595 shares, respectively	(17,612)	(17,595)
Total stockholders’ equity	23,889	29,901
Total liabilities and stockholders’ equity	$31,247	$39,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net transaction revenues	$22,187	$36,415	$40,579	$61,256
Marketing and other revenues	1,388	1,169	2,741	2,116
Net revenues	23,575	37,584	43,320	63,372
Operating costs and expenses
Cost of revenues	12,862	20,995	23,821	36,301
Product development	1,969	2,257	3,918	4,672
Sales and marketing	7,281	11,645	15,436	22,411
General and administrative	2,450	2,990	4,807	6,599
Restructuring charges, net	—	—	2,264	—
Total operating costs and expenses	24,562	37,887	50,246	69,983
Loss from operations	(987)	(303)	(6,926)	(6,611)
Interest income	15	78	43	167
Loss before income taxes	(972)	(225)	(6,883)	(6,444)
Provision for income taxes	—	—	—	—
Net loss	$(972)	$(225)	$(6,883)	$(6,444)
Net loss per share:
Basic and diluted	$(0.05)	$(0.01)	$(0.34)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	20,549	20,338	20,530	20,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(6,883)	$(6,444)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	959	1,156
Amortization of intangible assets	14	14
Stock-based compensation expense	837	1,738
Non-cash restructuring charges	54	—
Provision for doubtful accounts	40	54
Amortization of short-term investment premium (discount)	145	310

Changes in operating assets and liabilities
Accounts receivable	(20)	(1,467)
Prepaid expenses and other current assets	129	399
Other assets	(16)	107
Accounts payable	(552)	1,020
Accrued expenses and other current liabilities	(2,579)	146
Accrued restructuring charges	653	—
Other long-term liabilities	(68)	(85)
Net cash used in operating activities	(7,287)	(3,052)

Cash flows from investing activities
Restricted cash	—	20
Purchases of short-term investments	(4,575)	—
Proceeds from sale or maturity of short-term investments	18,791	1,871
Purchases of property and equipment	(839)	(919)
Net cash provided by investing activities	13,377	972

Cash flows from financing activities
Proceeds from stock option exercises	26	58
Acquisition of treasury stock	(17)	(203)
Net cash provided by (used in) financing activities	9	(145)
Net increase (decrease) in cash and cash equivalents	6,099	(2,225)
Cash and cash equivalents at beginning of period	13,393	23,737
Cash and cash equivalents at end of period	$19,492	$21,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2011 and 2010 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended June 30, 2010 and 2009 accounted for approximately 32.0% and 26.3% of annual net transaction revenues in 2010 and 2009, respectively. Net transaction revenues during the six months ended June 30, 2010 and 2009 accounted for approximately 53.9% and 43.9% of annual net transaction revenues in 2010 and 2009, respectively.

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

The Company adopted this accounting standard on January 1, 2011 on a prospective basis for applicable transactions originating or materially modified after December 31, 2010. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements, consolidated financial position, results of operations and cash flows for the six months ended June 30, 2011.

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

Recent accounting pronouncements

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that adoption will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued new disclosure guidance, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead,  entities will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011.

2. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At June 30, 2011 and December 31, 2010, short-term investments were classified as available-for-sale securities and were reported at fair value as follows:

	June 30, 2011				December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
Money market funds	$17,887	$1	$(1)	$17,887	$11,659	$1	$—	$11,660
Corporate obligations	803	—	(1)	802	5,238	8	(1)	5,245
US Government and agency obligations	—	—	—	—	9,086	6	(1)	9,091
Total	$18,690	$1	$(2)	$18,689	$25,983	$15	$(2)	$25,996

	June 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$14,116	$7,048
Short-term investments	4,573	18,948
Total	$18,689	$25,996

At June 30, 2011 and December 31, 2010, the Company did not have any investments with a significant unrealized loss position.

All of the investments at June 30, 2011 were due within one year or less.

Fair Value Measurements

The Company follows the accounting guidance establishing a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value; Level 1 is the highest priority and Level 3 is the lowest priority. The three levels of the fair value hierarchy and are as follows:

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At June 30, 2011 there were no liabilities within the scope of the accounting guidance.

At June 30, 2011 and December 31, 2010, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$17,887	$—	$—	$17,887	$11,660	$—	$—	$11,660
Corporate obligations	—	802	—	802	—	5,245	—	5,245
US Government and agency obligations	—	—	—	—	—	9,091	—	9,091
Total	$17,887	$802	$—	$18,689	$11,660	$14,336	$—	$25,996

3. NET LOSS PER SHARE

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Net loss	$(972)	$(225)	$(6,883)	$(6,444)

Denominator:
Shares used to compute EPS basic and diluted:	20,549	20,338	20,530	20,381
Net loss per share basic and diluted:	$(0.05)	$(0.01)	$(0.34)	$(0.32)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Options to purchase common stock	4,541	4,596	4,417	4,446
Warrants to purchase common stock	—	3	—	3
Nonvested common stock	25	192	37	189
Total	4,566	4,791	4,454	4,638

4. STOCK-BASED COMPENSATION EXPENSE

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies. The expected life of options granted during the three and six months ended June 30, 2011 and 2010 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected volatility	47%	47%	47%	46 - 47%
Risk-free interest rate	1.7 - 2.0%	2.0 - 2.4%	1.7 - 2.7%	2.0 - 2.7%
Expected life (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.14	$1.62	$1.34	$2.23

Stock-based compensation expense relating to stock options and restricted stock awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$48	$107	$108	$170
Product development	68	125	153	224
Sales and marketing	130	264	204	416
General and administrative	203	547	372	928
Total stock-based compensation expense	449	1,043	837	1,738
Tax effect on stock-based compensation	—	—	—	—
Net effect on net loss	$449	$1,043	$837	$1,738

The Company utilizes the hosted services of a third-party to automate the administration of its employee equity programs and calculate its stock-based compensation expense. The Company noted that stock-based compensation expense was incorrectly calculated and recorded an immaterial correction of an error of $246,000 relating to prior periods during the three months ended June 30, 2010.

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of June 30, 2011, there was $3.9 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.6 years. As of June 30, 2011, there was $43,000 of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 0.8 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2010	4,197	$4.08	6.60	$383
Options granted	770	2.81
Options exercised	(23)	1.14
Options forfeited/cancelled/expired	(396)	4.55
Outstanding at June 30, 2011	4,548	$3.84	6.68	$262
Exercisable at June 30, 2011	2,403	$4.33	5.08	$262

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

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.30 on June 30, 2011, and the exercise price for the options that were in-the-money at June 30, 2011. The total number of in-the-money options exercisable as of June 30, 2011 was 224,000. Total intrinsic value of options exercised was $38,000 and $74,000 for the six months ended June 30, 2011 and 2010, respectively.  The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2011 was $14,000 and $56,000, respectively. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2010 was $180,000 and $364,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2010	49	$4.90
Shares granted	—
Shares vested	(25)
Shares forfeited	—
Nonvested at June 30, 2011	24	$4.90

5. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company has concluded that a full valuation allowance should be maintained against its net deferred tax assets at June 30, 2011. The Company considers its ongoing performance, recent historical losses and expectations for the foreseeable future, among other things, in determining the need for a valuation allowance.

Based on the full valuation allowance and the loss for the three and six months ended June 30, 2011, the Company has not recorded a tax provision or benefit.

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive loss for the periods indicated is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(972)	$(225)	$(6,883)	$(6,444)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	(7)	71	(14)	145
Comprehensive loss	$(979)	$(154)	$(6,897)	$(6,299)

7. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through December 2016. Future gross and net lease commitments under non-cancelable operating leases at June 30, 2011 were as follows, in thousands:

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Remainder of 2011	$1,308	$(57)	$1,251
2012	1,544	(103)	1,441
2013	820	(3)	817
2014	492	—	492
2015	231	—	231
Thereafter	89	—	89
Total minimum lease payments	$4,484	$(163)	$4,321

Legal proceedings

On March 26, 2010, the Company was named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing its initial investigation of this matter, the Company does not currently believe that it has infringed on any patent, or that it has any liability for the claims alleged, and it intends to vigorously defend against this lawsuit.

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

8. RESTRUCTURING CHARGES, NET

During the three months ended March 31, 2011, the Company implemented a cost reduction initiative, including closing brokerage operations in twelve underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges include employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. For the three months and six months ended June 30, 2011, restructuring charges were comprised of the following (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Employee severance and related expenses	$—	$1,405
Lease obligations and other exit costs	—	805
Non-cash charges	—	54
Total restructuring charges, net	$—	$2,264

 The activity in accrued restructuring charges for the six months ended June 30, 2011 follows (in thousands):

	Employee Severance and Related Expense	Lease Obligations and Other Exit Costs	Total
Balance at December 31, 2010	$—	$—	$—
Charges	1,405	859	2,264
Payments	(1,366)	(191)	(1,557)
Non-cash adjustments	—	(54)	(54)
Adjustments	—	—	—
Balance at June 30, 2011	$39	$614	$653

Of the $653,000 accrued restructuring charge as of June 30, 2011, $39,000 relates to employee severance and related expenses which the Company expects to pay out by the end of the third quarter 2011, and $614,000 relates primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations, which extend to  2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

OVERVIEW

General

We are a leading full-service residential real estate brokerage focused on finding better, faster ways to connect home buyers and sellers with the information, tools and professional services they value to complete their residential real estate transactions. We offer a combination of a leading online presence, robust proprietary technology and knowledgeable local real estate professionals in the field. Our award-winning, user-friendly website and mobile applications give our users on-the-go access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information and tools. Our proprietary technology, including our agent productivity platform, helps increase the efficiency of real estate agents while reducing customer acquisition and management costs, allowing us to invest in making our value proposition differentiated and more attractive both to home buyers and sellers and to agents.

In 2010, our website received more traffic than any other residential real estate brokerage website in the nation, according to Hitwise, an information services company. As of July 25, 2011, we had approximately 2.2 million active registered users who had accessed our website within the last year. We have wholly owned operations in 23 major markets, serviced by our team of over 2,100 local, licensed sales agents, all of whom are independent contractors. We also have referral arrangements with third-party brokerages in two markets where we do not conduct our own brokerage operations.

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

In January 2011, we announced plans to heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets, where our financial performance, productivity and market presence have been strongest and where local population, economic and housing trends appear most favorable long-term. To that end, we closed twelve offices in the first quarter of 2011, including Tucson, AZ, and Atlanta, GA. In the Atlanta and Tucson markets, we entered into our first local referral agreements, under which we provide tools enhancing the online sales channel to deliver customers leads to leading local brokerages in those markets, and we have transitioned our local operations to the same brokerages.

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

Until recently, for clients who were buying homes, we typically shared 20% of our commissions with them in the form of a cash rebate, where permitted by law. On July 1, 2011, we announced that we were discontinuing our commission rebate program, although clients who entered into a contract to purchase a home by July 15, 2011, and who close escrow on the transaction by August 31, 2011, will remain eligible to receive the rebate, subject to certain additional restrictions. We expect that the termination of our rebate program will increase our average net revenue per transaction, but it may negatively impact our transaction volume. Also, net revenue increases resulting from the termination of the rebate program may be offset by increases in our agent compensation programs. For full year 2011, we expect that the termination of our rebate program will have a modest impact on our financial results.

We also receive revenues from certain marketing arrangements, such as with mortgage lenders to whom we provide access through the mortgage center on our website, who pay us a flat marketing fee that is established on a periodic basis, as well as from relationships with advertisers. Historically, non-commission revenues represented less than 5% of our net revenues during any period, although they topped 5% in the fourth quarter of 2010 and the first and second quarters of 2011 given relatively weak real estate sales in the quarters. We routinely explore opportunities to grow our non-commission revenues through marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home, and as we develop these opportunities, our non-commission revenues may represent a greater percentage of our net revenues in future periods than historically.

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

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We believe that conditions such as tight lending criteria, high numbers of distressed properties, and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time. For 2011, we currently believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, shadow inventory levels, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

Foreclosure delays. In late 2010, given the large volume of distressed properties being handled by banks, concern grew that mortgage lenders were possibly not fulfilling all the legal requirements for valid foreclosure proceedings. Consequently, many large lenders temporarily halted foreclosure proceedings either nationwide or in the 23 states where the foreclosure process required approval by a judge. Most of those lenders have since lifted the freezes, but we perceive that banks are nonetheless processing foreclosures slowly and with caution. We cannot assess what impact, if any, this situation will have on the residential real estate market.

Federal action. The federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit. Some of those efforts, such as the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” temporarily boosted home sales in earlier periods, but often by accelerating home purchase decisions from later periods, not by creating new housing demand. When such programs ended, the residential real estate market was left once again to suffer the pressures of poor macroeconomic conditions. In addition, the federal Housing and Economic Recovery Act of 2008 sought to ease the tightness in mortgage lending in certain higher-priced markets by increasing the cap on loans guaranteed by federally insured mortgage programs from a maximum of $625,500 to a maximum of $729,750. This increase is set to expire on October 1, 2011, and unless it is extended, its expiration may negatively impact the availability of mortgages and the housing market in certain higher-priced markets.

Also, federal regulators have acted to discourage risky home mortgage lending practices. For example, under the Dodd-Frank Wall Street Reform Act, federal regulators must develop rules to require lenders to retain 5% of the risk in the mortgages they originate, other than qualified residential mortgages, also known as QRMs, and other than mortgages that are backed by federally insured mortgage programs. Mortgages that do not meet these exemptions could carry higher interest rates or be less available to home buyers, which could dampen the housing market, particularly if the definition of a QRM is drawn narrowly. It is too soon to tell what the final rules will require and what impact they will have on the residential real estate market.

To the extent that governments and related agencies take future actions to address the residential real estate market or the home mortgage market, there can be no assurance that those activities will have a positive, meaningful and lasting impact on either market, or that they will not result in unintended consequences.

Current residential real estate market conditions. Recent indicators of national residential real estate market conditions include the following:

•
Volume: According to the National Association of REALTORS®, or NAR, existing home sales nationwide in June 2011 were down 8.8% year-over-year, with declines in all major regions of the country. Those declines were due in large part to the positive impact in the first half of 2010 of the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” and the market continues to be impacted by the lingering economic pressures discussed above.

•
Price: According to NAR, in June 2011, the national median existing home sales price was relatively stable year-over-year, increasing by 0.8%. We perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•
Inventory: According to NAR, in June 2011, inventory levels decreased by 5.5% year-over-year. We are unable at the present time to tell what impact, if any, the foreclosure processing delays instituted by many major mortgage lenders will have on future inventory levels.

•
Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the second quarter of 2011, the percentage of our sales transactions composed of distressed properties in our same markets (excludes markets closed in the first quarter of 2011) was approximately 39%, which was less than the 44% realized in the previous quarter but higher than the 30% realized in the second quarter of 2010. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

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

For example, in 2009, the federal government introduced a program to provide a tax credit of up to $8,000 to first-time home buyers, meaning buyers who had not owned a home in the preceding three years, and a tax credit of up to $6,500 to repeat home buyers, meaning buyers who had lived in their current homes for five consecutive years in the past eight years. To take advantage of the program, buyers must have entered into a home purchase contract by April 30, 2010, and must have completed the purchase by September 30, 2010. We believe that this program had a positive effect on home sales volume in 2009 and the first half of 2010, particularly in the second quarter of 2010. However, we also believe that the program accelerated the decision to purchase a home for some buyers, which resulted in fewer sales in the second half of 2010, and possibly later. Also, during the first half of 2011, the year-over-year comparisons in financial results were distorted because of the positive impact of the federal tax credit program during the first half of 2010.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at June 30, 2011.

Recent accounting pronouncements

See Note 1 “Background and Basis of Presentation” of our Notes to Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated statements of operations data (unaudited)	2011	2010	2011	2010
	(In thousands, except per share data)
Net transaction revenues	$22,187	$36,415	$40,579	$61,256
Marketing and other revenues	1,388	1,169	2,741	2,116
Net revenues	23,575	37,584	43,320	63,372

Operating costs and expenses
Cost of revenues	12,862	20,995	23,821	36,301
Product development	1,969	2,257	3,918	4,672
Sales and marketing	7,281	11,645	15,436	22,411
General and administrative	2,450	2,990	4,807	6,599
Restructuring charges, net	—	—	2,264	—
Total operating costs and expenses	24,562	37,887	50,246	69,983
Loss from operations	(987)	(303)	(6,926)	(6,611)
Interest income	15	78	43	167
Loss before income taxes	(972)	(225)	(6,883)	(6,444)
Provision for income taxes	—	—	—	—
Net loss	$(972)	$(225)	$(6,883)	$(6,444)

Net loss per share:
Basic and diluted	$(0.05)	$(0.01)	$(0.34)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	20,549	20,338	20,530	20,381

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated statements of operations data (unaudited)	2011	2010	2011	2010
Net transaction revenues	94.1%	96.9%	93.7%	96.7%
Marketing and other revenues	5.9	3.1	6.3	3.3
Net revenues	100.0	100.0	100.0	100.0

Operating costs and expenses
Cost of revenues	54.6	55.9	55.0	57.3
Product development	8.4	6.0	9.0	7.4
Sales and marketing	30.9	31.0	35.6	35.4
General and administrative	10.4	8.0	11.1	10.4
Restructuring charges, net	—	—	5.2	—
Total operating costs and expenses	104.3	100.9	115.9	110.5
Loss from operations	(4.3)	(0.9)	(15.9)	(10.5)
Interest income	0.1	0.2	0.1	0.3
Loss before income taxes	(4.2)	(0.7)	(15.8)	(10.2)
Provision for income taxes	—	—	—	—
Net loss	(4.2)%	(0.7)%	(15.8)%	(10.2)%

Comparison of the three months ended June 30, 2011 and 2010

Other operating data

	Three Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change

Number of markets - same markets (1)	23	23	—
Number of markets - total markets	23	35	(12)

Number of transactions closed during the period – same markets (2)	3,992	5,626	(1,634)	(29.0)%
Number of transactions closed during the period – total markets (2)	3,992	7,100	(3,108)	(43.8)%

Average net revenue per transaction – same markets (3)	$5,558	$5,422	$136	2.5%
Average net revenue per transaction – total markets (3)	$5,558	$5,129	$429	8.4%

Number of agents at end of the period – same markets	2,197	2,573	(376)	(14. 6)%
Number of agents at end of the period – total markets	2,197	3,251	(1,054)	(32.4)%

(1)
Same markets operating data excludes markets closed as the result of a restructuring announced in January, 2011.  The restructuring included closing our owned and operated brokerage offices in twelve markets and eliminating additional positions in field sales support, corporate sales support and administration. The restructuring was substantially completed during the quarter ended March 31, 2011 and our operations in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta and Tucson were closed.

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

	Three Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$22,187	$30,504	$(8,317)	(27.3)%
Closed markets	—	5,911	(5,911)	(100.0)%
Total	$22,187	$36,415	$(14,228)	(39.1)%

The decrease in our net transaction revenues of $14.2 million or 39.1% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was driven primarily by a decrease in the number of transactions closed during the quarter of 3,108 or 43.8%. Transactions closed during the quarter on a same market basis were 3,992 compared to 5,626 last year, a decrease of 1,634 or 29.0%. The decrease in same market transaction volume was primarily caused by the expiration of a federal tax credit program in June 2010, which we believe accelerated home purchases into the second quarter of 2010. Same market average net revenue per transaction for the quarter was $5,558 compared to $5,422 last year, an increase of $136 or 2.5%. The increase in average net revenue per transaction was primarily attributable to lower cash rebates paid during the quarter which increased the net transaction revenue retained. Average net revenue per transaction continues to be impacted by a combination of factors including overall decreases in housing prices, the impact of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing and the amounts of cash rebates paid.

We expect our net transaction revenues will decrease in 2011, compared to 2010, driven by a decrease in the overall number of transactions closed, primarily as a result of closing twelve of our markets in the first quarter of 2011.  Average net revenue per transaction is expected to continue to be impacted by factors including overall decreases in housing prices, the volume of distressed sales, including foreclosure, bank REO and short sale transactions, and ongoing pressure on the availability of consumer mortgage financing particularly impacting the sale of higher priced housing. On July 1, 2011, we announced that we were discontinuing our commission rebate program and expect that the termination of the rebate program will increase our average net revenue per transaction, but it may negatively impact our transaction volume.  We expect that the termination of the rebate program will have a modest impact on net transaction revenues for the remainder of 2011.

Marketing and other revenues

Marketing and other revenues consist primarily of market level transaction referrals and corporate marketing agreements, lead generation and advertising.

	Three Months Ended June 30,		Increase)	Percent
	2011	2010	(Decrease	Change
	(In thousands)
Referral and other revenues
Market level - same markets	$189	$85	$104	123.5%
Market level - closed markets	—	33	(33)	(100.0)%
Corporate	1,199	1,051	148	14.0%
Total	$1,388	$1,169	$219	18.7%

The increase in corporate marketing and other revenues for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to advertising and broker referral transaction fees.

We expect our marketing and other revenue will increase in 2011, compared to 2010, primarily attributable to increased advertising, lead referral fees and transaction referral fees earned from local broker referral agreements.

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

	Three Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$12,862	$17,740	$(4,878)	(27.5)%
Closed markets	—	3,255	(3,255)	(100.0)%
Total	$12,862	$20,995	$(8,133)	(38.7)%

The decrease in cost of revenues for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Same market cost of revenues for the three months ended June 30, 2011 were $12.8 million compared to $17.7 million for the three months ended June 30, 2010. Agent commissions decreased by approximately $2.8 million or 18.0%. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $2.1 million or 98.1% attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Same market cost of revenues as a percentage of market net revenues was 57.5% for the three months ended June 30, 2011 compared to 58.0% for the three months ended June 30, 2010.

We expect our cost of revenues will decrease in 2011, compared to 2010, because of the decrease in market net revenues attributable primarily to the market closures in the first quarter of 2011.  Our cost of revenues primarily moves in relation to the market net revenues on which commissions are based and also increase or decrease as a result of the mix of commission rates paid to our agents.  We also expect the termination of the rebate program will increase our agent commissions although we expect the impact on cost of revenues will be modest for the remainder of 2011.

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

	Three Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Product development	$1,969	$2,257	$(288)	(12.7)%

The decrease in product development expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was due primarily to decreases in salaries and benefits of $0.2 million attributable to reductions in headcount resulting from our restructuring and technology infrastructure costs of $0.1 million. As a percentage of net revenues, product development expenses increased by 2.4 percentage points for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

We expect that our product development expenses will decrease in dollar amount in 2011, compared to 2010, but increase as a percentage of net revenues as a result of lower anticipated net revenues for the year.

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

	Three Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Sales and marketing
Market level	$5,906	$9,885	$(3,979)	(40.3)%
Regional/corporate sales support and marketing	1,375	1,760	(385)	(21.8)%
Total	$7,281	$11,645	$(4,364)	(37.5)%

Market level sales and marketing expenses decreased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of closing twelve markets and eliminating positions in our remaining markets during our restructuring in the first quarter. The decrease was primarily attributable to decreases in salaries and benefits of $1.6 million, customer acquisition and marketing costs of $1.8 million, facilities and operating expenses of $0.4 million, travel of $0.1 million and recruiting and training of $0.1 million. Approximately $2.1 million of the overall decrease was attributable operations of the closed markets.  As a percentage of market net revenues, market sales and marketing expenses were 30.9% in the current quarter compared to 31.0% in the same quarter last year.

Regional/corporate sales support and marketing expenses decreased by approximately $0.4 million and consisted primarily of decreases in salary and benefits of $0.3 million and facilities and operating expenses of $0.1 million.  The decrease in expenses was primarily attributable to the elimination of positions and other expenses resulting from our restructuring in the first quarter of 2011, as well as positions eliminated in the last half of 2010. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 5.8% in the three months ended June 30, 2011 compared to 4.7% in the three months ended June 30, 2010.

We expect our sales and marketing expenses will decrease in absolute dollars and as a percentage of net revenues in 2011, compared to 2010, primarily as a result of our first quarter 2011 restructuring and positions eliminated the last half of 2010. We expect this decrease in expenses to consist of office operating expenses and customer acquisition and marketing cost in the closed markets as well as staff reductions in our remaining markets and in regional and corporate sales support and marketing operations.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
General and administrative	$2,450	$2,990	$(540)	(18.1)%

General and administrative expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 decreased by approximately $0.5 million or 18.1% and were primarily attributable to decreased salaries and benefits of $0.6 million attributable to positions eliminated during the last half of 2010 and the restructuring, as well as reductions in travel and operating expenses of $0.1 million partially offset by an increase in professional fees of $0.1 million.  As a percentage of net revenues, general and administrative expenses were 10.4% for the quarter compared to 8.0% in the three months ended June 30, 2010.

We expect our general and administrative expenses will decrease in absolute dollars and as a percentage of net revenues in 2011, compared to 2010, primarily as a result of positions eliminated during the last half of 2010 and our first quarter 2011 restructuring, which included eliminating expenses as well as administrative activities required in the employee agent model.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Interest income	$15	$78	$(63)	(80.4)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred and our restructuring.

Comparison of the six months ended June 30, 2011 and 2010

Other operating data

	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change

Number of markets - same markets (1)	23	23	—
Number of markets - total markets	23	35	(12)

Number of transactions closed during the period – same markets (2)	7,420	9,530	(2,110)	(22.1)%
Number of transactions closed during the period – total markets (2)	7,628	12,003	(4,375)	(36.4)%

Average net revenue per transaction – same markets (3)	$5,374	$5,399	$(25)	(0.5)%
Average net revenue per transaction – total markets (3)	$5,320	$5,103	$217	4.2%

Number of agents at end of the period – same markets	2,197	2,573	(376)	(14.6)%
Number of agents at end of the period – total markets	2,197	3,251	(1,054)	(32.4)%

(1)
Same markets operating data excludes markets closed as the result of a restructuring announced in January, 2011.  The restructuring included closing our owned and operated brokerage offices in twelve markets and eliminating additional positions in field sales support, corporate sales support and administration. The restructuring was substantially completed during the quarter ended March 31, 2011 and our operations in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta and Tucson were closed.

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

	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$39,872	$51,449	$(11,577)	(22.5)%
Closed markets	707	9,807	(9,100)	(92.8)%
Total	$40,579	$61,256	$(20,677)	(33.8)%

The decrease in our net transaction revenues of $20.7 million or 33.8% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was driven primarily by a decrease in the number of transactions closed during the period of 4,375 or 36.4%. Transactions closed during the period on a same market basis were 7,420 compared to 9,530 last year, a decrease of 2,110 or 22.1%. This decrease in same market transaction volume was primarily caused by the expiration of a federal tax credit program in June 2010, which we believe accelerated home purchases into the first half of 2010. Same market average net revenue per transaction for the period was $5,374 compared to $5,399 last year, a decrease of $25 or 0.5%. Average net revenue per transaction continue to be impacted by a combination of factors including overall decreases in housing prices, the impact of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing and the amounts of cash rebates paid.

Marketing and other revenues

Marketing and other revenues consist primarily of market level transaction referrals and corporate marketing agreements, lead generation and advertising.

	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Referral and other revenues
Market level - same markets	$384	$168	$216	129.4%
Market level - closed markets	13	54	(41)	(76.5)%
Corporate	2,344	1,894	450	23.8%
Total	$2,741	$2,116	$625	29.6%

The increase in corporate marketing and other revenues for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to advertising and broker referral transaction fees.

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

	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$23,299	$30,745	$(7,446)	(24.2)%
Closed markets	522	5,556	(5,034)	(90.6)%
Total	$23,821	$36,301	$(12,480)	(34.4)%

The decrease in cost of revenues of $12.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily related to the overall decrease in net revenues on which we pay agent commissions.  Cost of revenues on a same market basis for the six months ended June 30, 2011 was $23.3 million compared to $30.7 million for the six months ended June 30, 2010.   Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $4.2 million or 93.9% attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Same market cost of revenues as a percentage of market net revenues for the three months ended June 30, 2011 was 57.9%, a decrease of 1.7 percentage points from 59.6% for the six months ended June 30, 2010.

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

	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Product development	$3,918	$4,672	$(754)	(16.1)%

The decrease in product development expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due primarily to decreases in salaries and benefits of $0.4 million attributable to reductions in headcount resulting from our restructuring, technology infrastructure costs of $0.3 million and depreciation of $0.1 million.  As a percentage of net revenues, product development expenses increased by 1.6 percentage points for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

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

	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Sales and marketing
Market level	$12,844	$18,672	$(5,828)	(31.2)%
Regional/corporate sales support and marketing	2,592	3,739	(1,147)	(30.7)%
Total	$15,436	$22,411	$(6,975)	(31.1)%

Market level sales and marketing expenses decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of closing twelve markets and eliminating positions in our remaining markets during our restructuring in the first quarter. The decrease was primarily attributable to decreases in salaries and benefits of $2.7 million, customer acquisition and marketing costs of $2.3 million, facilities and operating expenses of $0.6 million, travel of $0.1 million and recruiting and training of $0.1 million.  Approximately $3.4 million of the overall decrease was attributable operations of the closed markets. As a percentage of market net revenues, market sales and marketing expenses were 29.6% in the current period compared to 29.5% in the same period last year.

Regional/corporate sales support and marketing expenses decreased by approximately $1.1 million and consisted primarily of decreases in salary and benefits of $0.7 million, facilities and operating expenses of $0.3 million and travel of $0.1 million.  The decrease in expenses was primarily attributable to the elimination of positions and other expenses resulting from our restructuring in the first quarter of 2011, as well as positions eliminated in the last half of 2010. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.0% in the six months ended June 30, 2011 compared to 5.9% in the six months ended June 30, 2010.

 General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
General and administrative	$4,807	$6,599	$(1,792)	(27.2)%

General and administrative expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 decreased by approximately $1.8 million or 27.2% and were primarily attributable to decreased salaries and benefits of $1.5 million attributable to positions eliminated during the last half of 2010 and the restructuring, as well as reductions in travel of $0.1 million, professional fees of $0.1 million and operating expenses of $0.2 million partially offset by an increase in recruiting fees of $0.1 million.  As a percentage of net revenues, general and administrative expenses were 11.1% for the quarter compared to 10.4% in the six months ended June 30, 2010.

Restructuring charges, net

	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$2,264	$—	$2,264	100.0%

During the six months ended June 30, 2011, we implemented a cost reduction initiative, including closing brokerage operations in twelve markets and reducing our workforce in remaining market brokerage operations as well as in our corporate sales support and administrative functions. The restructuring charge includes lease obligation costs and other non-cash charges relating to lease terminations of approximately $0.9 million and severance pay and related expenses of approximately $1.4 million. Adjustments to non-cash stock-based compensation expense resulting from expense reversals for unvested stock awards that were forfeited were not significant. At June 30, 2011, the aggregate outstanding restructuring liability was approximately $0.7 million, most of which relates to non-cancelable lease costs we expect to pay over the remaining term of the leases, which end by the third quarter of 2016.

We expect that substantially all expenses relating to the restructuring have been recognized in the six months ended June 30, 2011. Some expenses required estimates, particularly those related to our ability and the timing of generating sublease income and terminating lease obligations, and may require future adjustments to the amount of the restructuring charge recorded.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Six Months Ended June 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Interest income	$43	$167	$(124)	(74.2)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred and our restructuring.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2011 are our cash, cash equivalents and short-term investments. As of June 30, 2011, we had cash, cash equivalents and short-term investments at fair value of $24.1 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $7.3 and $3.1 million in the six months ended June 30, 2011 and 2010, respectively. Cash used in the six months ended June 30, 2011 resulted primarily from a net loss of $6.9 million and net changes in operating assets and liabilities of $2.5 million offset by non-cash adjustments. Cash used of $2.5 million from the net change in operating assets and liabilities included a $0.7 million restructuring charge accrual and were mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation and customer acquisition expenses.  The non-cash adjustments resulted primarily from $1.0 million of depreciation and amortization and $0.8 million of stock-based compensation expense. Cash used in the six months ended June 30, 2010 resulted primarily from a net loss of $6.4 million and net changes in operating assets and liabilities of $0.1 million offset by non-cash adjustments including $1.2 million of depreciation and amortization and $1.7 million of stock-based compensation expense.

Our primary source of operating cash flow is the collection of net commission income from escrow companies, or similar intermediaries in the real estate transaction closing process, plus marketing and other revenues. These cash collections are offset by cash payments for operating expenses including agent commissions and related expenses, as well as for employee compensation, benefits, client acquisition costs and other expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $13.4 million and $1.0 million in the six months ended June 30, 2011 and 2010, respectively. Cash provided for in the six months ended June 30, 2011 primarily represents the net proceeds from the sale, maturity and purchases of short-term investments of $14.2 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the six months ended June 30, 2010 represent the net proceeds from the sales and maturity of short-term investments of $1.9 million less the purchase of property and equipment, including amounts for website development and internal use software.

We typically maintain a minimum amount of cash and cash equivalents for operational purposes and invest the remaining amount of our cash in investment grade, highly liquid interest-bearing securities which allows for flexibility in the event our cash needs change. During the current economic slowdown, we have reinvested the proceeds from maturing short-term investments in money market securities and, therefore, maintained higher balances of cash and cash equivalents.

Currently, we expect our remaining 2011 capital expenditures to be approximately $1.4 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities were not significant in the six months ended June 30, 2011 and used cash of $0.1 million in the six months ended June 30, 2010. The use of cash for the six months ended June 30, 2010 represents primarily the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards partially offset by the proceeds from stock option exercises.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through December 2016. The following table provides summary information concerning our future contractual obligations and commitments at June 30, 2011.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,219	$1,742	$494	$29	$4,484

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, other than the indemnification agreements discussed in Note 7 “Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net revenues	$23,575	$37,584	$43,320	$63,372
Adjusted EBITDA	$(54)	$1,307	$(2,852)	$(3,703)
Adjusted EBITDA margin	(0.2)%	3.5%	(6.6)%	(5.8)%

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

•	Adjusted EBITDA does not reflect the impact of certain cash charges or credits resulting from matters we consider not to be reflective of our core ongoing operations; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently than we do, which limits its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. When evaluating our performance, Adjusted EBITDA should be considered alongside other financial measures, including net income and our other GAAP results.

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(972)	$(225)	$(6,883)	$(6,444)
Add back
Interest income	(15)	(78)	(43)	(167)
Depreciation and amortization	484	567	973	1,170
Stock-based compensation expense	449	1,043	837	1,738
Restructuring charges, net	—	—	2,264	—
Non-GAAP Adjusted EBITDA	$(54)	$1,307	$(2,852)	$(3,703)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of June 30, 2011 and 2010, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2011 and 2010, there would be a negligible increase or decline in fair market value of the portfolio.

Exchange rate sensitivity

We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales or expenses denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing our initial investigation of this matter, we do not currently believe that we have infringed on any patent, or that we have any liability for the claims alleged, and we intend to vigorously defend against this lawsuit.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2010. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended June 30, 2011, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 5.	Other Information:

Our Insider Trading Compliance Program allows directors, officers and other employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report, our officers have adopted  Rule 10b5-1 trading plans under which a total of about 280,000 shares may be sold in the future. Sales under those plans may be made at various dates and prices, subject to the terms of the plans. Our additional directors, officers and employees may establish such programs.

Item 6.	Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ David A. Rector
David A. Rector
Senior Vice President and Chief Financial Officer

Date: August 8, 2011

Exhibit Index

Exhibit number	Description
3.1(a)(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.
(2)
Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.