Form 10-Q
period 2011-09-30
ZIPREALTY INC
filed 2011-11-08
CIK 1142512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

We had 20,563,943 shares of common stock outstanding at October 31, 2011.

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$19,792	$13,393
Short-term investments	4,565	18,948
Accounts receivable, net of allowance of $177 and $103, respectively	1,461	1,959
Prepaid expenses and other current assets	2,259	2,123
Total current assets	28,077	36,423
Restricted cash	500	390
Property and equipment, net	2,509	2,712
Intangible assets, net	6	28
Other assets	250	252
Total assets	$31,342	$39,805
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,673	$2,275
Accrued expenses and other current liabilities	5,164	7,450
Accrued restructuring charges	532	—
Total current liabilities	7,369	9,725
Other long-term liabilities	453	179
Total liabilities	7,822	9,904
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,163 and 24,136 shares issued and 20,561 and 20,541 shares outstanding, respectively	24	24
Additional paid-in capital	157,762	156,384
Accumulated other comprehensive income (loss)	(1)	13
Accumulated deficit	(116,653)	(108,925)
Treasury stock at cost: 3,602 and 3,595 shares, respectively	(17,612)	(17,595)
Total stockholders’ equity	23,520	29,901
Total liabilities and stockholders’ equity	$31,342	$39,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net transaction revenues	$22,026	$26,967	$62,605	$88,223
Marketing and other revenues	1,281	1,350	4,022	3,466
Net revenues	23,307	28,317	66,627	91,689
Operating costs and expenses
Cost of revenues	12,950	16,270	36,771	52,571
Product development	1,875	2,260	5,793	6,932
Sales and marketing	6,569	11,350	22,005	33,761
General and administrative	2,752	3,567	7,559	10,166
Restructuring charges, net	14	—	2,278	—
Total operating costs and expenses	24,160	33,447	74,406	103,430
Loss from operations	(853)	(5,130)	(7,779)	(11,741)
Interest income	8	53	51	220
Loss before income taxes	(845)	(5,077)	(7,728)	(11,521)
Provision for income taxes	—	—	—	—
Net loss	$(845)	$(5,077)	$(7,728)	$(11,521)
Net loss per share:
Basic and diluted	$(0.04)	$(0.25)	$(0.38)	$(0.56)
Weighted average common shares outstanding:
Basic and diluted	20,534	20,404	20,538	20,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(7,728)	$(11,521)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,451	1,687
Amortization of intangible assets	22	22
Stock-based compensation expense	1,302	2,693
Non-cash restructuring charges	54	—
Provision for doubtful accounts	74	54
Amortization of short-term investment premium (discount)	152	468
Loss on disposal of property and equipment	—	5

Changes in operating assets and liabilities
Accounts receivable	424	(598)
Prepaid expenses and other current assets	(136)	41
Other assets	2	95
Accounts payable	(602)	488
Accrued expenses and other current liabilities	(2,286)	(1,319)
Accrued restructuring charges	532	—
Other long-term liabilities	274	(101)
Net cash used in operating activities	(6,465)	(7,986)

Cash flows from investing activities
Restricted cash	(110)	20
Purchases of short-term investments	(5,049)	—
Proceeds from sale or maturity of short-term investments	19,266	4,412
Purchases of property and equipment	(1,256)	(1,247)
Net cash provided by investing activities	12,851	3,185

Cash flows from financing activities
Proceeds from stock option exercises	30	68
Acquisition of treasury stock	(17)	(247)
Net cash provided by (used in) financing activities	13	(179)
Net increase (decrease) in cash and cash equivalents	6,399	(4,980)
Cash and cash equivalents at beginning of period	13,393	23,737
Cash and cash equivalents at end of period	$19,792	$18,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2011 and 2010 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. Net transaction revenues during the three months ended September 30, 2010 and 2009 accounted for approximately 23.7% and 28.7% of annual net transaction revenues in 2010 and 2009, respectively. Net transaction revenues during the nine months ended September 30, 2010 and 2009 accounted for approximately 77.6% and 72.6% of annual net transaction revenues in 2010 and 2009, respectively.

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

The Company adopted this accounting standard on January 1, 2011 on a prospective basis for applicable transactions originating or materially modified after December 31, 2010. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements, consolidated financial position, results of operations and cash flows for the nine months ended September 30, 2011.

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

Recent accounting pronouncements

In May 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt this accounting standard on January 1, 2012 and does not anticipate that adoption will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued new disclosure guidance, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity.  Instead,  entities will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt this accounting standard on January 1, 2012.

2. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At September 30, 2011 and December 31, 2010, short-term investments were classified as available-for-sale securities and were reported at fair value as follows:

	September 30, 2011				December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
Money market funds	$17,405	$—	$—	$17,405	$11,659	$1	$—	$11,660
Corporate obligations	792	—	(1)	791	5,238	8	(1)	5,245
US Government sponsored obligations	—	—	—	—	9,086	6	(1)	9,091
Total	$18,197	$—	$(1)	$18,196	$25,983	$15	$(2)	$25,996

	September 30, 2011	December 31, 2010
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$13,631	$7,048
Short-term investments	4,565	18,948
Total	$18,196	$25,996

At September 30, 2011 and December 31, 2010, the Company did not have any investments with a significant unrealized loss position.

All of the investments at September 30, 2011 mature within one year or less.

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At September 30, 2011, there were no liabilities within the scope of the accounting guidance.

At September 30, 2011 and December 31, 2010, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$17,405	$—	$—	$17,405	$11,660	$—	$—	$11,660
Corporate obligations	—	791	—	791	—	5,245	—	5,245
US Government sponsored obligations	—	—	—	—	—	9,091	—	9,091
Total	$17,405	$791	$—	$18,196	$11,660	$14,336	$—	$25,996

3. NET LOSS PER SHARE

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Net loss	$(845)	$(5,077)	$(7,728)	$(11,521)

Denominator:
Shares used to compute EPS basic and diluted:	20,534	20,404	20,538	20,438
Net loss per share basic and diluted:	$(0.04)	$(0.25)	$(0.38)	$(0.56)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Options to purchase common stock	4,490	4,547	4,442	4,480
Warrants to purchase common stock	—	2	—	3
Nonvested common stock	23	121	32	166
Total	4,513	4,670	4,474	4,649

4. STOCK-BASED COMPENSATION EXPENSE

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted during the three and nine months ended September 30, 2011 and 2010 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	46%	48%	46 – 47%	46 - 48%
Risk-free interest rate	1.2%	1.9%	1.2 - 2.7%	1.9 - 2.7%
Expected life (years)	6.1	6.1	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$0.97	$1.27	$1.33	$2.14

Stock-based compensation expense relating to stock options and restricted stock awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of revenues	$44	$67	$152	$237
Product development	89	100	242	324
Sales and marketing	117	175	321	591
General and administrative	215	613	587	1,541
Total stock-based compensation expense	465	955	1,302	2,693
Tax effect on stock-based compensation	—	—	—	—
Net effect on net loss	$465	$955	$1,302	$2,693

The Company utilizes the hosted services of a third-party to automate the administration of its employee equity programs and calculate its stock-based compensation expense. The Company noted that stock-based compensation expense was incorrectly calculated and recorded an immaterial correction of an error of $246,000 relating to prior periods during the nine months ended September 30, 2010.

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of September 30, 2011, there was $3.3 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.5 years. As of September 30, 2011, there was $27,000 of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining recognition period of 0.5 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2010	4,197	$4.08	6.60	$383
Options granted	775	2.81
Options exercised	(27)	1.12
Options forfeited/cancelled/expired	(512)	4.45
Outstanding at September 30, 2011	4,433	$3.83	6.41	$84
Exercisable at September 30, 2011	2,513	$4.28	4.88	$84

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

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.44 on September 30, 2011, and the exercise price for the options that were in-the-money at September 30, 2011. The total number of in-the-money options exercisable as of September 30, 2011 was 187,000. Total intrinsic value of options exercised was $43,000 and $87,000 for the nine months ended September 30, 2011 and 2010, respectively.  The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2011 was $9,000 and $65,000, respectively. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2010 was $218,000 and $582,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2010	49	$4.90
Shares granted	—
Shares vested	(25)
Shares forfeited	(1)
Nonvested at September 30, 2011	23	$4.90

5. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company has concluded that a full valuation allowance should be maintained against its net deferred tax assets at September 30, 2011. The Company considers its ongoing performance, recent historical losses and expectations for the foreseeable future, among other things, in determining the need for a valuation allowance.

Based on the full valuation allowance and the loss for the three and nine months ended September 30, 2011, the Company has not recorded a tax provision or benefit.

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and unrealized gains (losses) on investments. Comprehensive loss for the periods indicated is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(845)	$(5,077)	$(7,728)	$(11,521)
Other comprehensive income (loss):
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	—	34	(14)	179
Comprehensive loss	$(845)	$(5,043)	$(7,742)	$(11,342)

7. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2017.  The terms of the lease agreements provide for renewal options and escalation clauses.  The Company amended the operating lease for its headquarters during July, 2011, which extends the previous lease term through July, 2017. Future gross and net lease commitments under non-cancelable operating leases at September 30, 2011 were as follows, in thousands:

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Remainder of 2011	$473	$(30)	$443
2012	2,094	(103)	1,991
2013	1,515	(3)	1,512
2014	1,208	—	1,208
2015	968	—	968
Thereafter	1,305	—	1,305
Total minimum lease payments	$7,563	$(136)	$7,427

Legal proceedings

On March 26, 2010, the Company was named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing its initial investigation of this matter, the Company does not currently believe that it has infringed on any patent, or that it has any liability for the claims alleged, and it intends to vigorously defend against this lawsuit. No estimate of probable loss, if any, can be made at this time.

 On September 26, 2011, the Company was notified that the California State Labor Commissioner had filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerns the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. While the Company has not yet been served with a copy of the complaint in this matter, it believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. The Company believes that this claim is without merit and, thus, intends to vigorously defend against this lawsuit.  No estimate of possible loss, if any, can be made at this time. An adverse resolution may have a material effect on the Company’s results of operations, financial condition including liquidity.

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

8. RESTRUCTURING CHARGES, NET

During the three months ended March 31, 2011, the Company implemented a cost reduction initiative, including closing brokerage operations in twelve underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges include employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. For the three months and nine months ended September 30, 2011, restructuring charges were comprised of the following (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Employee severance and related expenses	$(18)	$1,387
Lease obligations and other exit costs	32	837
Non-cash charges	—	54
Total restructuring charges, net	$14	$2,278

 The activity in accrued restructuring charges for the nine months ended September 30, 2011 follows (in thousands):

	Employee Severance and Related Expense	Lease Obligations and Other Exit Costs	Total
Balance at December 31, 2010	$—	$—	$—
Charges	1,405	859	2,264
Payments	(1,387)	(305)	(1,692)
Non-cash adjustments	—	(54)	(54)
Adjustments	(18)	32	14
Balance at September 30, 2011	$—	$532	$532

Accrued restructuring charge as of September 30, 2011 relates primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations, which extend to 2016.

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

In 2010, our website received more traffic than any other residential real estate brokerage website in the nation, according to Hitwise, an information services company. As of October 25, 2011, we had approximately 2.1 million active registered users who had accessed our website within the last year. We have wholly owned operations in 23 major markets, serviced by our team of over 1,900 local, licensed sales agents, all of whom are independent contractors. We also currently receive revenues under referral arrangements with third-party brokerages in two markets where we do not conduct our own brokerage operations.

Until 2010, our agents were typically employees. In February 2010, we began transitioning our agents to an independent contractor model in some of our markets, and we completed that transition in the remainder of our markets by January 2011. Through that modified business model, we have empowered our local offices and agents to make decisions that are better tailored to the dynamics of their particular markets, with the goal of increasing productivity and customer service levels. We have also minimized management oversight of day-to-day agent activities, thereby reducing costs for field sales support, corporate sales support and corporate administration.

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

Until recently, for clients who were buying homes, we typically shared 20% of our commissions with them in the form of a cash rebate, where permitted by law. On July 1, 2011, we announced that we were discontinuing our commission rebate program, although clients who entered into a contract to purchase a home by July 15, 2011, and who closed escrow on the transaction by August 31, 2011, remained eligible to receive the rebate, subject to certain additional restrictions. We expect that the termination of our rebate program will increase our average net revenue per transaction, but it may negatively impact our transaction volume. Also, net revenue increases resulting from the termination of the rebate program may be offset by increases in our agent compensation programs. For full year 2011, we expect that the termination of our rebate program will have a modest impact on our financial results.

We also receive revenues from certain marketing arrangements, such as with mortgage lenders to whom we provide access through the mortgage center on our website, who pay us a flat marketing fee that is established on a periodic basis, as well as from relationships with advertisers. Historically, non-commission revenues represented less than 5% of our net revenues during any period, although they exceeded 5% in the fourth quarter of 2010 and the first, second and third quarters of 2011given relatively weak real estate sales in those quarters. We routinely explore opportunities to grow our non-commission revenues through marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home, and as we develop these opportunities, our non-commission revenues may represent a greater percentage of our net revenues in future periods than historically.

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

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We believe that conditions such as tight lending criteria, high numbers of distressed properties, and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time. For the remainder of 2011, we currently believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, shadow inventory levels, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

Speed of foreclosures. In late 2010, concern grew that mortgage lenders were possibly not fulfilling all the legal requirements for valid foreclosure proceedings, and banks began processing foreclosures more cautiously. It is presently unclear whether banks are still processing foreclosures as slowly, or whether they have begun to accelerate their foreclosure activities. We cannot predict the pace at which banks will process their foreclosure pipelines and what impact, if any, this situation will have on the residential real estate market.

Federal action. The federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit. Some of those efforts, such as the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” temporarily boosted home sales in earlier periods, but often by accelerating home purchase decisions from later periods, not by creating new housing demand. When such programs ended, the residential real estate market was left once again to suffer the pressures of poor macroeconomic conditions. In addition, the federal Housing and Economic Recovery Act of 2008 sought to ease the tightness in mortgage lending in certain higher-priced markets by increasing the cap on loans guaranteed by federally insured mortgage programs from a maximum of $625,500 to a maximum of $729,750. This increase expired on October 1, 2011, and its expiration may negatively impact the availability of mortgages and the housing market in certain higher-priced markets.

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

Current residential real estate market conditions. Recent indicators of national residential real estate market conditions include the following:

•
Volume: According to the National Association of REALTORS®, or NAR, existing home sales nationwide in September 2011 were up 11.3% year-over-year, with volume increases in all major regions of the country. Those increases were due in large part to the negative impact in the third quarter of 2010 of the expiration of the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” and the market continues to be impacted by the lingering economic pressures discussed above.

•
Price: According to NAR, in September 2011, the national median existing home sales price decreased by 3.5% year-over-year, with price decreases in all major regions of the country. We perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•
Inventory: According to NAR, in September 2011, inventory levels decreased by 13.9% year-over-year. We are unable at the present time to tell what impact, if any, the foreclosure processing delays instituted by many major mortgage lenders will have on future inventory levels.

•
Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the third quarter of 2011, the percentage of our sales transactions composed of distressed properties in our same markets (which excludes markets closed in the first quarter of 2011) was approximately 34%, which was less than the 39% realized in the previous quarter and down slightly from the 35% realized in the third quarter of 2010. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

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

For example, in 2009, the federal government introduced a program to provide a tax credit of up to $8,000 to first-time home buyers, meaning buyers who had not owned a home in the preceding three years, and a tax credit of up to $6,500 to repeat home buyers, meaning buyers who had lived in their current homes for five consecutive years in the past eight years. To take advantage of the program, buyers must have entered into a home purchase contract by April 30, 2010, and must have completed the purchase by September 30, 2010. We believe that this program had a positive effect on home sales volume in 2009 and the first half of 2010, particularly in the second quarter of 2010. However, we also believe that the program accelerated the decision to purchase a home for some buyers, which resulted in fewer sales in the second half of 2010, and possibly later. Accordingly, during the first half of 2011, the year-over-year comparison in sales volume was distorted negatively by the positive impact of the federal tax credit program during the first half of 2010. Conversely, in the third quarter of 2011, the year-over-year comparison in sales volume was distorted positively by the negative impact during the third quarter of 2010 of the expiration of the federal tax credit program.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 31, 2010, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

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

We estimate the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of our common stock. The expected life of options is estimated by taking the average of the vesting term and the contractual term of the option. We estimate expected forfeitures based on various factors including employee class and historical experience. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at September 30, 2011.

Recent accounting pronouncements

See Note 1 “Background and Basis of Presentation” of our Notes to Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (unaudited)	2011	2010	2011	2010
	(In thousands, except per share data)
Net transaction revenues	$22,026	$26,967	$62,605	$88,223
Marketing and other revenues	1,281	1,350	4,022	3,466
Net revenues	23,307	28,317	66,627	91,689

Operating costs and expenses
Cost of revenues	12,950	16,270	36,771	52,571
Product development	1,875	2,260	5,793	6,932
Sales and marketing	6,569	11,350	22,005	33,761
General and administrative	2,752	3,567	7,559	10,166
Restructuring charges, net	14	—	2,278	—
Total operating costs and expenses	24,160	33,447	74,406	103,430
Loss from operations	(853)	(5,130)	(7,779)	(11,741)
Interest income	8	53	51	220
Loss before income taxes	(845)	(5,077)	(7,728)	(11,521)
Provision for income taxes	—	—	—	—
Net loss	$(845)	$(5,077)	$(7,728)	$(11,521)

Net loss per share:
Basic and diluted	$(0.04)	$(0.25)	$(0.38)	$(0.56)
Weighted average common shares outstanding:
Basic and diluted	20,534	20,404	20,538	20,438

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (unaudited)	2011	2010	2011	2010
Net transaction revenues	94.5%	95.2%	94.0%	96.2%
Marketing and other revenues	5.5	4.8	6.0	3.8
Net revenues	100.0	100.0	100.0	100.0

Operating costs and expenses
Cost of revenues	55.6	57.5	55.2	57.3
Product development	8.0	8.0	8.7	7.6
Sales and marketing	28.2	40.1	33.0	36.8
General and administrative	11.8	12.6	11.3	11.1
Restructuring charges, net	0.1	—	3.4	—
Total operating costs and expenses	103.7	118.2	111.6	112.8
Loss from operations	(3.7)	(18.2)	(11.6)	(12.8)
Interest income	—	0.2	0.1	0.2
Loss before income taxes	(3.7)	(18.0)	(11.5)	(12.6)
Provision for income taxes	—	—	—	—
Net loss	(3.7)%	(18.0)%	(11.5)%	(12.6)%

Comparison of the three months ended September 30, 2011 and 2010

Other operating data

	Three Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change

Number of markets - same markets (1)	23	23	—
Number of markets - total markets	23	35	(12)

Number of transactions closed during the period – same markets (2)	3,706	4,062	(356)	(8.8	% )
Number of transactions closed during the period – total markets (2)	3,706	5,080	(1,374)	(27.0	% )

Average net revenue per transaction – same markets (3)	$5,943	$5,682	$261	4.6%
Average net revenue per transaction – total markets (3)	$5,943	$5,308	$635	12.0%

Number of agents at end of the period – same markets	2,043	2,637	(594)	(22.5	% )
Number of agents at end of the period – total markets	2,043	3,305	(1,262)	(38.2	% )

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

	Three Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$22,026	$23,080	$(1,054)	(4.6)%
Closed markets	—	3,887	(3,887)	(100.0)%
Total	$22,026	$26,967	$(4,941)	(18.3)%

The decrease in our net transaction revenues of $4.9 million or 18.3% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was driven primarily by a decrease in the number of transactions closed during the quarter of 1,374 or 27.0%. Transactions closed during the quarter on a same market basis were 3,706 compared to 4,062 last year, a decrease of 356 or 8.8%. We believe the decrease in same market transaction volume was attributable to the impact of changes in our business model involving the conversion of our agents to independent contractors as well as continued weak economic conditions, availability of mortgage financing and high unemployment.  Additionally, we believe transaction volume in the three months ended September 30, 2010 was weak primarily due to the expiration of a federal tax credit program in June 2010, which we believe accelerated home purchases into the first half of 2010. Same market average net revenue per transaction for the quarter was $5,943 compared to $5,682 last year, an increase of $261 or 4.6%. The increase in average net revenue per transaction was primarily attributable to lower cash rebates paid during the quarter which increased the net transaction revenue retained. Average net revenue per transaction continues to be impacted by a combination of factors including overall decreases in housing prices, the impact of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing and the amounts of cash rebates paid.

We expect our net transaction revenues will decrease in 2011, compared to 2010, driven by a decrease in the overall number of transactions closed, primarily as a result of closing twelve of our markets in the first quarter of 2011 and continued weak economy as a whole and in residential real estate in particular.  Average net revenue per transaction is expected to continue to be impacted by factors including overall lower average housing prices, the volume of distressed sales, including foreclosure, bank REO and short sale transactions, and ongoing pressure on the availability of consumer mortgage financing particularly impacting the sale of higher priced housing. On July 1, 2011, we announced that we were discontinuing our commission rebate program and expect that the termination of the rebate program will increase our average net revenue per transaction, but it may negatively impact our transaction volume.  We expect that the termination of the rebate program will have a modest impact on net transaction revenues for the remainder of 2011.

Marketing and other revenues

Marketing and other revenues consist primarily of corporate and market level transaction referrals, marketing agreements, lead generation and advertising.

	Three Months Ended September 30,		Increase)	Percent
	2011	2010	(Decrease	Change
	(In thousands)
Referral and other revenues
Market level - same markets	$250	$162	$88	54.1%
Market level - closed markets	—	38	(38)	(100.0)%
Corporate	1,031	1,150	(119)	(10.4)%
Total	$1,281	$1,350	$(69)	(5.2)%

The overall decrease in corporate marketing and other revenues for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily attributable to lower lead generation and advertising.

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

	Three Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$12,950	$13,944	$(994)	(7.1)%
Closed markets	—	2,326	(2,326)	(100.0)%
Total	$12,950	$16,270	$(3,320)	(20.4)%

The decrease in cost of revenues for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Same market cost of revenues for the three months ended September 30, 2011 were $13.0 million compared to $13.9 million for the three months ended September 30, 2010. Agent commissions increased by approximately $0.5 million or 4.3%. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $1.6 million or 97.3% attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Same market cost of revenues as a percentage of market net revenues was 58.1% for the three months ended September 30, 2011 compared to 60.0% for the three months ended September 30, 2010.

We expect our cost of revenues will decrease in 2011, compared to 2010, because of the decrease in market net revenues attributable primarily to the market closures in the first quarter of 2011.  Our cost of revenues primarily moves in relation to the market net revenues on which commissions are based and also increases or decreases as a result of the mix of commission rates paid to our agents.  We also expect the termination of the rebate program will increase our agent commissions, although we expect the impact on cost of revenues will be modest for the remainder of 2011.

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

	Three Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Product development	$1,875	$2,260	$(385)	(17.1)%

The decrease in product development expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due primarily to decreases in salaries and benefits of $0.3 million attributable to reductions in headcount resulting from our restructuring and technology infrastructure costs of $0.1 million. As a percentage of net revenues, product development expenses were the same for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

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

	Three Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Sales and marketing
Market level	$5,036	$9,533	$(4,497)	(47.2)%
Regional/corporate sales support and marketing	1,533	1,817	(284)	(15.7)%
Total	$6,569	$11,350	$(4,781)	(42.1)%

Market level sales and marketing expenses decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as a result of closing twelve markets and eliminating positions in our remaining markets during our restructuring in the first quarter. The decrease was primarily attributable to decreases in salaries and benefits of $1.6 million, customer acquisition and marketing costs of $2.3 million, facilities and operating expenses of $0.5 million and travel of $0.1 million.   Approximately $1.9 million of the overall decrease was attributable to the operations of the closed markets.  As a percentage of market net revenues, market sales and marketing expenses were 22.6% in the current quarter compared to 35.1% in the same quarter last year.

Regional/corporate sales support and marketing expenses decreased by approximately $0.3 million and consisted primarily of decreases in salary and benefits of $0.2 million and facilities and operating expenses of $0.1 million.  The decrease in expenses was primarily attributable to the elimination of positions and other expenses resulting from our restructuring in the first quarter of 2011, as well as positions eliminated in the last half of 2010. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.6% in the three months ended September 30, 2011 compared to 6.4% in the three months ended September 30, 2010.

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

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expense related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
General and administrative	$2,752	$3,567	$(815)	(22.8)%

General and administrative expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 decreased by approximately $0.8 million or 22.8% and were primarily attributable to decreased salaries and benefits of $1.2 million as a result of position eliminations during the last half of 2010 and the January 2011 restructuring, as well as reductions in professional fees of $0.1 million and operating expenses of $0.1 million partially offset by an increase in legal judgments/settlements of $0.6 million. The legal judgments/settlements are related to legal challenges to our operating structure as we made changes to our business model, and not to legal issues arising from our day to day operations. Salaries and benefits for the quarter ended September 30, 2010 included expenses associated with the departure of our former Chief Executive Officer/President of approximately $0.6 million. As a percentage of net revenues, general and administrative expenses were 11.8% for the quarter compared to 12.6% in the three months ended September 30, 2010.

We expect our general and administrative expenses will decrease in absolute dollars and as a percentage of net revenues in 2011, compared to 2010, primarily as a result of positions eliminated during the last half of 2010 and our first quarter 2011 restructuring, which included eliminating expenses as well as administrative activities required in the employee agent model.

Restructuring charges, net

	Three Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$14	$—	$14	100.0%

The restructuring charge during the three months ended September 30, 2011, primarily relates to minor changes in expense estimates, particularly those related to our ability and the timing of generating sublease income and terminating lease and other facility obligations.  Changes in these estimates may require future adjustments to the amount of the restructuring charge recorded.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Interest income	$8	$53	$(45)	(84.9)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 was due primarily to lower interest rates earned on lower average balances. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred and our restructuring.

Comparison of the nine months ended September 30, 2011 and 2010

Other operating data

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change

Number of markets - same markets (1)	23	23	—
Number of markets - total markets	23	35	(12)

Number of transactions closed during the period – same markets (2)	11,126	13,592	(2,466)	(18.1)%
Number of transactions closed during the period – total markets (2)	11,334	17,083	(5,749)	(33.7)%

Average net revenue per transaction – same markets (3)	$5,564	$5,483	$80	1.5%
Average net revenue per transaction – total markets (3)	$5,524	$5,164	$360	7.0%

Number of agents at end of the period – same markets	2,043	2,637	(594)	(22.5)%
Number of agents at end of the period – total markets	2,043	3,305	(1,262)	(38.2)%

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

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$61,898	$74,529	$(12,631)	(16.9)%
Closed markets	707	13,694	(12,987)	(94.8)%
Total	$62,605	$88,223	$(25,618)	(29.0)%

The decrease in our net transaction revenues of $25.6 million or 29.0% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was driven primarily by a decrease in the number of transactions closed during the period of 5,749 or 33.7%. Transactions closed during the period on a same market basis were 11,126 compared to 13,592 last year, a decrease of 2,466 or 18.1%. We believe the decrease in same market transaction volume was attributable to the impact of changes in our business model involving the conversion of our agents to independent contractors as well as continued weak economic conditions, availability of mortgage financing and high unemployment.  Same market average net revenue per transaction for the period was $5,564 compared to $5,483 last year, an increase of $80 or 1.5%. Average net revenue per transaction continue to be impacted by a combination of factors including overall decreases in housing prices, the impact of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, ongoing tightening in the availability of consumer mortgage financing particularly impacting the sale of higher priced housing and the amounts of cash rebates paid.

Marketing and other revenues

Marketing and other revenues consist primarily of corporate and market level transaction referrals, marketing agreements, lead generation and advertising.

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Referral and other revenues
Market level - same markets	$634	$330	$304	92.4%
Market level - closed markets	13	92	(79)	(86.1)%
Corporate	3,375	3,044	331	10.9%
Total	$4,022	$3,466	$556	16.0%

The increase in market level marketing and other revenues for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily attributable to increased transaction referrals of $0.1 million and local marketing agreements of $0.1 million.   The increase in corporate marketing and other revenues for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily attributable to lead generation and advertising of $0.2 million and broker referral transaction fees of $0.2 million, offset by a decrease in marketing fees of $0.1 million.

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

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$36,249	$44,689	$(8,440)	(18.9)%
Closed markets	522	7,882	(7,360)	(93.4)%
Total	$36,771	$52,571	$(15,800)	(30.1)%

 The decrease in cost of revenues of $15.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily related to the overall decrease in net revenues on which we pay agent commissions.  Same market cost of revenues for the nine months ended September 30, 2011 were $36.2 million compared to $44.7 million for the nine months ended September 30, 2010. Agent commissions decreased by approximately $2.8 million or 7.3%.  Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $5.8 million or 94.8% attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Same market cost of revenues as a percentage of market net revenues was 58.0% for the nine months ended September 30, 2011 compared to 59.7% for the nine months ended September 30, 2010.

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

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Product development	$5,793	$6,932	$(1,139)	(16.4)%

The decrease in product development expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due primarily to decreases in salaries and benefits of $0.7 million attributable to reductions in headcount resulting from our restructuring, technology infrastructure costs of $0.4 million and depreciation of $0.1 million partially offset by an increase in consulting services of $0.1 million.  As a percentage of net revenues, product development expenses increased by 1.1 percentage points for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

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

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Sales and marketing
Market level	$17,880	$28,205	$(10,325)	(36.6)%
Regional/corporate sales support and marketing	4,125	5,556	(1,431)	(25.8)%
Total	$22,005	$33,761	$(11,756)	(34.8)%

Market level sales and marketing expenses decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of closing twelve markets and eliminating positions in our remaining markets during our restructuring in the first quarter. The decrease was primarily attributable to decreases in salaries and benefits of $4.2 million, customer acquisition and marketing costs of $4.6 million, facilities and operating expenses of $1.1 million, travel of $0.2 million, depreciation of $0.1 million and recruiting and training of $0.1 million.  Approximately $5.4 million of the overall decrease was attributable to operations of the closed markets. As a percentage of market net revenues, market sales and marketing expenses were 28.3% in the current period compared to 31.8% in the same period last year.

Regional/corporate sales support and marketing expenses decreased by approximately $1.4 million and consisted primarily of decreases in salary and benefits of $0.9 million, facilities and operating expenses of $0.4 million and travel of $0.1 million.  The decrease in expenses was primarily attributable to the elimination of positions and other expenses resulting from our restructuring in the first quarter of 2011, as well as positions eliminated in the last half of 2010. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.2% in the nine months ended September 30, 2011 compared to 6.1% in the nine months ended September 30, 2010.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expense related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
General and administrative	$7,559	$10,166	$(2,607)	(25.6)%

General and administrative expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 decreased by approximately $2.6 million or 25.6% and were primarily attributable to decreased salaries and benefits of $2.7 million attributable to positions eliminated during the last half of 2010 and the January 2011 restructuring, as well as reductions in travel of $0.1 million, operating expenses of $0.3 million and professional fees of $0.1 million partially offset by an increase in recruiting fees of $0.1 million and legal judgments/settlements of $0.6 million.  The legal judgments/settlements are related to legal challenges to our operating structure as we made changes to our business model, and not to legal issues arising from our day to day operations.  Salaries and benefits for the quarter ended September 30, 2010 included expenses associated with the departure of our former Chief Executive Officer/President of approximately $0.6 million.  As a percentage of net revenues, general and administrative expenses were 11.3% for the period compared to 11.1% in the nine months ended September 30, 2010.

Restructuring charges, net

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$2,278	$—	$2,278	100.0%

During the nine months ended September 30, 2011, we implemented a cost reduction initiative, including closing brokerage operations in twelve markets and reducing our workforce in remaining market brokerage operations as well as in our corporate sales support and administrative functions. The restructuring charge includes lease obligation costs and other non-cash charges relating to lease terminations of approximately $0.9 million and severance pay and related expenses of approximately $1.4 million. Adjustments to non-cash stock-based compensation expense resulting from expense reversals for unvested stock awards that were forfeited were not significant. At September 30, 2011, the aggregate outstanding restructuring liability was approximately $0.5 million, most of which relates to non-cancelable lease costs we expect to pay over the remaining term of the leases, which end by the third quarter of 2016.

We expect that substantially all expenses relating to the restructuring have been recognized in the nine months ended September 30, 2011. Some expenses required estimates, particularly those related to our ability and the timing of generating sublease income and terminating lease obligations, and may require future adjustments to the amount of the restructuring charge recorded.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Nine Months Ended September 30,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Interest income	$51	$220	$(169)	(76.7)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due primarily to lower interest rates earned on lower average balances. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred and our restructuring.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2011 are our cash, cash equivalents and short-term investments. As of September 30, 2011, we had cash, cash equivalents and short-term investments at fair value of $24.4 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $6.5 and $8.0 million in the nine months ended September 30, 2011 and 2010, respectively. Cash used in the nine months ended September 30, 2011 resulted primarily from a net loss of $7.7 million and net changes in operating assets and liabilities of $1.8 million offset by non-cash adjustments. Cash used of $1.8 million from the net change in operating assets and liabilities included a $0.5 million restructuring charge accrual and were mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation and customer acquisition expenses.  The non-cash adjustments resulted primarily from $1.5 million of depreciation and amortization and $1.3 million of stock-based compensation expense. Cash used in the nine months ended September 30, 2010 resulted primarily from a net loss of $11.5 million and net changes in operating assets and liabilities of $1.4 million offset by non-cash adjustments including $1.7 million of depreciation and amortization and $2.7 million of stock-based compensation expense.

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

Investing activities

Our investing activities provided cash of $12.9 million and $3.2 million in the nine months ended September 30, 2011 and 2010, respectively. Cash provided for in the nine months ended September 30, 2011 primarily represents the net proceeds from the sale, maturity and purchases of short-term investments of $14.2 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the nine months ended September 30, 2010 primarily represents the net proceeds from the sale, maturity and purchases of short-term investments of $4.4 million less the purchase of property and equipment, including amounts for website development and internal use software.

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

Currently, we expect our remaining 2011 capital expenditures to be approximately $0.9 million primarily attributable to amounts capitalized for internal-use software and website development as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities were not significant in the nine months ended September 30, 2011 and used cash of $0.2 million in the nine months ended September 30, 2010. The use of cash for the nine months ended September 30, 2010 represents primarily the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards partially offset by the proceeds from stock option exercises.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations, restructuring and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and online marketing initiatives, our rate of growth in our local markets and in expanding our broker referral network and litigation settlements and legal fees. In addition, if the current macroeconomic environment and depressed state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash reserves, which could not continue indefinitely without our raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operations and results will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2017. The following table provides summary information concerning our future contractual obligations and commitments at September 30, 2011.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$2,091	$2,931	$1,885	$656	$7,563

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

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net revenues	$23,307	$28,317	$66,627	$91,689
Adjusted EBITDA	$736	$(3,636)	$(2,116)	$(7,339)
Adjusted EBITDA margin	3.2%	(12.8)%	(3.2)%	(8.0)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net loss	$(845)	$(5,077)	$(7,728)	$(11.521)
Add back
Interest income	(8)	(53)	(51)	(220)
Depreciation and amortization	500	539	1,473	1,709
Stock-based compensation expense	465	955	1,302	2,693
Restructuring charges, net	14	—	2,278	—
Litigation (non-core operations)	610	—	610	—
Non-GAAP Adjusted EBITDA	$736	$(3,636)	$(2,116)	$(7,339)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of September 30, 2011 and 2010, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2011 and 2010, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing our initial investigation of this matter, we do not currently believe that we have infringed on any patent, or that we have any liability for the claims alleged, and, thus, we intend to vigorously defend against this lawsuit.

On September 26, 2011, we were notified that the California State Labor Commissioner had filed a lawsuit against us in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerns our compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. While we have not yet been served with a copy of the complaint in this matter, we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. We believe that this claim is without merit and, thus, we intend to vigorously defend against this lawsuit.

In August and September 2010, four of our former employee real estate agents in California filed complaints with the California Division of Labor Standards Enforcement alleging that we failed to pay them minimum wage and overtime as required by California law. On November 9-10, 2010, the Division of Labor Standards Enforcement issued decisions in favor of these persons, and on November 30, 2010, we filed an appeal with the Superior Court of California, Kern County, in each of these matters, ZipRealty, Inc. v. Kinney, ZipRealty, Inc. v. Tomczak, ZipRealty, Inc. v. Radovicz and ZipRealty, Inc. v. Parson-Adams. On September 1, 2011, the court issued decisions in favor of these persons totaling $330,202. On October 14, 2011, we filed a Notice of Motion for New Trial in these matters. We believe that these sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law, and we intend to vigorously prosecute our motion.

We are not currently subject to any other material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of the business.

Item 1A.	Risk Factors:

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2010. At this time, we are not aware of any material changes to the nature of those risk factors, other than as set forth below. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended September 30, 2011, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are opening our website to give users access to more information before registering with us, and if the resulting changes in lead patterns disrupts our agent productivity and turnover, our profitability could be harmed.

In early 2011, we began testing the opening of our website to provide more information to users prior to registration, in an effort to improve the marketing of our website and our agents’ services. We have since decided to open our website in all of our owned and operated markets, and we expect this process to be completed by the end of 2011. We believe that opening our website will create changes in our lead patterns, including potential changes in lead volume, cost, location, client characteristics, and other qualities. Any change in our lead patterns could disrupt agent productivity and increase agent turnover, which could negatively affect our revenues and increase our costs of acquiring and retaining agents, each of which would negatively impact our profitability.

Item 5.	Other Information:

Our Insider Trading Compliance Program allows directors, officers and other employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this report our officers have adopted Rule 10b5-1 trading plans under which a total of less than 300,000 shares may be sold in the future. Sales under those plans may be made at various dates and prices, subject to the terms of the plans. Our additional directors, officers and employees may establish such programs in the future.

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

Date: November 8, 2011

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