Form 10-K
period 2011-12-31
ZIPREALTY INC
filed 2012-03-09
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (meaning all shares not beneficially owned by directors or executive officers of the registrant or their known affiliates) was approximately $32.0 million (based on a price of $2.30 per share, which was the closing price of the registrant’s common stock on The NASDAQ Stock Market) on the last business day of the registrant’s most recently completed second fiscal quarter.

We had 20,605,631 shares of common stock outstanding at March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 incorporate by reference information from the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2011.

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

PART I

Item 1.    Business:

OVERVIEW

We are a leading national provider of proprietary technology and online marketing capabilities in the residential real estate brokerage industry. For home buyers and sellers who increasingly demand control, choice and seamless, customized service, we offer Internet-enabled, state-of-the-art technology and access to information that real estate professionals can combine with their own local knowledge and personal expertise to offer an exceptional start-to-finish experience to their clients. For real estate professionals who seek more productive ways to conduct business in our fiercely competitive industry, we provide technology and online marketing tools to enhance their online sales channel, including the attraction, incubation and service of their clients. Our technology and online marketing products serve our full-service, owned-and-operated residential real estate brokerage business, as well as our Powered by Zip network of leading third-party local brokerages in select markets.

Home buyers and sellers are attracted directly to us through our award-winning, user-friendly website. Our website consistently receives more traffic than any other residential real estate brokerage in the nation, according to reports by Hitwise, an information services company. As of March 1, 2012, we had approximately 1.9 million active registered users who had accessed our website within the last year. We have integrated our website with mobile applications that give our registered users on-the-go access to comprehensive local Multiple Listing Services home listings data, as well as other relevant market and neighborhood information and tools. We then equip real estate professionals to service these users efficiently and productively by interconnecting our website and its lead-generation capacities with our proprietary sales system (the ZipRealty Agent Platform, or ZAP), mobile access tools, and other products designed to improve client service, whether the professional is at a desk or in the field. We believe our integrated consumer website, proprietary ZAP sales system and related technologies are difficult to replicate and allow us to scale and expand our business cost-efficiently in various channels while empowering real estate professionals to provide outstanding client service.

Both our owned-and-operated brokerage and our Powered by Zip network share the same internal engine: the powerful proprietary technology and online marketing capabilities that are the hallmarks of our business. We conduct our owned-and-operated brokerage in 20 markets nationwide, all of which were opened prior to May 2009: Baltimore, MD, Washington, D.C., Boston, MA, Chicago, IL, Dallas, TX, Los Angeles, CA, Orange County, CA, Phoenix, AZ, Sacramento, CA, San Diego, CA, the San Francisco Bay area, CA, Seattle, WA, Las Vegas, NV, Houston, TX, Orlando, FL, Austin, TX, Denver, CO, Richmond, VA, Westchester County/ Long Island, NY, and Portland, OR. We have announced an agreement to transition our existing owned-and-operated brokerage business in a 21st market — Salt Lake City, UT — to a local brokerage that is joining our Powered by Zip network, and we expect to complete that transition shortly. Once that transition is complete, our Powered by Zip network will serve leading local brokerages in seven markets where we do not otherwise conduct business, including Tucson, AZ, Atlanta, GA, Jacksonville, FL, Raleigh-Durham, NC, the Greater Philadelphia area, PA, and Nashville, TN. The markets in our owned-and-operated brokerage and Powered by Zip network are served by almost 1,900 local, licensed real estate agents, all of whom are independent contractors. Our business is supported by a corporate and sales support team that as of March 1, 2012 was composed of approximately 126 employees, of which 123 were full-time employees.

INDUSTRY BACKGROUND AND CHALLENGES

The residential real estate industry is one of the largest industries in the United States. Based on data provided by the National Association of REALTORS®, or NAR, the dominant trade organization in the residential real estate industry, and the U.S. Census Bureau, we estimate that residential real estate sales totaled over $990 billion in 2011. Also according to NAR and the U.S. Census Bureau, sales of existing homes compose the vast majority of the residential real estate market, accounting for approximately $900 billion of 2011 total home sales.  According to NAR, there were almost 1.0 million REALTORS® in the United States and its territories as of February 29, 2012, despite the contraction in recent years in the residential real estate market and number of REALTORS®.

Nationally, the residential real estate brokerage industry is highly fragmented, and no one brokerage dominates. According to statistics from REAL Trends, the 10 largest brokerage firms accounted for less than 12% of all residential real estate transaction volume in 2010, and the single largest firm accounted for just over 6% of total transaction volume. However, the residential real estate brokerage business is not conducted at the national level but, rather, at a local level, where transactional customs, legal requirements and expectations concerning brokerage services can vary widely. Although some brokerage firms are affiliated with national franchise brands, such as Century 21, Coldwell Banker, Prudential and RE/MAX, these brands typically do not engage in transactions but, rather, license their brand names and trademarks and provide other marketing support to local brokerages. At the local level, competition for customers is intense, and local markets are often characterized by a few dominant brokerages that have captured a large share of the business.

Changing expectations of home buyers and sellers in the Internet age: Before the advent of the Internet, real estate professionals acted as the principal intermediary between home buyers and sellers and controlled the flow of information to both, such as MLS home listings data. This system allowed real estate agents to exercise primary control over the searching of MLS data, which delayed and filtered the flow of information to their clients, and which diminished home buyer control over the home search process. Prospective home sellers had similarly limited opportunities to investigate the current market or to efficiently and effectively market and sell their homes. Today, consumers are accustomed to the real-time information and transactional tools available via the Internet, and they have developed different expectations regarding the way transactions should be conducted and what roles they and their real estate professionals should play. Although the Internet has greatly improved access to real estate information, those offerings are often spotty and do not provide consumers with a complete end-to-end solution to receive all the information and tools they value. Beyond the web portal, consumers are often abruptly handed off to an unconnected agent, and the home buying and selling process too often becomes a confusing and inefficient offline process. We do not believe that this formula will work for modern real estate brokerage consumers. They want and expect more control and choice throughout the transaction, from selecting an agent to finding a home to signing a mortgage, and they want information, technology and personal assistance delivered in one seamless package.

Challenges to real estate professionals in attracting clients and cultivating business: In the residential real estate brokerage industry, competition for customer leads is fierce. Many successful local brokerages have invested heavily in local marketing efforts for years to build their client pipelines, and the cost of replicating their visibility, connections and reputation for local expertise can be a daunting challenge for other professionals and brokerages that are trying to compete for customers in these markets. Typically, real estate professionals must spend significant personal time generating and cultivating leads, and they incur substantial marketing costs before they begin to generate earnings. Once they have obtained leads, real estate professionals typically have limited access to the tools they need to manage customer relationships and transactions efficiently and effectively, which diminishes productivity and client satisfaction. Real estate professionals often have difficulty generating consistent transaction volume, resulting in inconsistent earnings, which can make it difficult to incur the expenses they need to invest in developing their client pipeline. Brokerages, in turn, often have little insight into the activities of their independent contractor agents, which can make it difficult to provide useful feedback to help agents improve productivity and build their business. Consequently, real estate brokerages typically experience high turnover rates among their agents, which carry a significant cost in terms of lost transactional opportunities, recruitment and retention efforts, and vacant office space.

OUR BUSINESS MODEL

We provide proprietary, state-of-the-art technology and online marketing capabilities designed to maximize the residential real estate transactional experience for home buyers and sellers, and for the real estate professionals who serve them:

We empower home buyers and sellers with information and tools designed to give them control over their transactions: We have embraced the Internet age since our inception, and we have designed our Internet-based technology and tools to empower home buyers and sellers with comprehensive, real-time and essential information about local real estate. Through our award-winning website, www.ziprealty.com, which can be accessed on-the-go through our mobile applications for the iPhone, iPad, iPod Touch and Android systems, our registered users can take control of their real estate transactions and efficiently manage the personalized service provided by the local, experienced real estate professionals who work in either our owned-and-operated brokerage business or in our Powered by Zip network.

•	Comprehensive, multi-faceted website: Our website provides convenient, free access to home listings data from local Multiple Listing Services, or MLSs, which is the source of the most comprehensive and updated information on home listings and sales available. Equally important for home buyers, we provide free information and personalized tools to research and compare homes and neighborhoods and to make informed pricing choices. For example, we provide neighborhood content, newly built home listings from select builders, school district information, comparable home sales data, maps and driving directions, and user-generated content. We also offer automated email notifications of select home listings as they hit the market, the ability to save home listings and personalized searches, email notifications of changes to saved home listings, and the ability to schedule home viewing appointments and make offers online. For home sellers, we offer online home value estimates and virtual tours of their homes, as well as broad marketing distribution of their properties through the MLS, Internet and traditional media.

•	Personal, professional expertise, when and as desired: Our registered users can take advantage of all these features, for free and on-the-go, without needing to meet with a real estate professional. When home buyers and sellers are ready to take their real estate transaction to the next level and desire personal, professional expertise, our website allows them to connect with a local, experienced real estate professional in either our owned-and-operated brokerage or our Powered by Zip network, depending on the market.

We empower real estate professionals with online marketing capabilities and sales system technologies designed to maximize their ability to attract, incubate and service clients productively and cost effectively: We provide real estate professionals in our owned-and-operated brokerage and Powered-by-Zip network with our online marketing tools to attract and build their client pipelines. We then equip these professionals to service their clients efficiently and productively by interconnecting our website and its lead-generation capacities with ZAP, our proprietary sales system and tools, and our “ZAPmobile” mobile access features designed to improve client service, whether the professional is at a desk or in the field, all the while reducing the need for bricks-and-mortar brokerage office space. ZAP also provides brokerages with visibility into their agents’ activities and interactions with clients, which brokerages can then use to give their agents insightful feedback designed to improve productivity.

•	Powerful, lead generation capabilities: The attractiveness of our award-winning website brings consumers directly to us, and we guide consumers to our website through a variety of marketing channels, including search engine optimization, viral and social media, online advertising, and word of mouth. We also acquire consumer leads by purchasing them from third parties. Our centralized lead acquisition and distribution function not only generates lead volume, but also helps to manage lead acquisition costs, while empowering real estate professionals to spend less time marketing and more time servicing their clients and building their pipeline.

•	Integrated ZAP sales system client service tools: Our ZAP sales system contains customer-agent-brokerage relationship management, or CRM, tools that enable real estate professionals to organize their tasks, communicate effectively with clients, and service numerous clients at the same time. Real estate professionals can use ZAP to organize and prioritize client leads, to gain insight into client website behavior, and to manage required closing documents and tasks more efficiently. Accordingly, professionals can provide their clients with faster, more responsive service and with information that is better tailored and more relevant to their clients’ needs, all from any location, whether they are showing properties to buyers, listing and marketing properties for sellers, negotiating transactions or handling closing details.

 OUR STRATEGY

Our strategic priorities are focused on using our core strengths in technology and online marketing to provide home buyers and sellers, and the real estate professionals who serve them, with the best and most efficient, personalized and manageable residential real estate transaction experience. We have taken our core strengths, which we first developed and deployed in our owned-and-operated brokerage, and begun to offer them through our Powered by Zip network to leading local third-party brokerages in select markets, which provides us with additional revenues at attractive margins. We seek to continue to grow this network, as well as to investigate alternative revenue streams that will further leverage our product development, customer acquisition and other costs.

Develop and provide the most useful technologies and online marketing expertise in the residential real estate brokerage industry: In our industry, where competition for leads is fierce and expensive, we have relied on our online marketing expertise and technology to attract clients directly to our website and to equip real estate agents to service clients more efficiently and effectively. We plan to continue to differentiate ourselves by developing better ways to attract clients to our website, to offer clients real-time information and cutting-edge tools, to highlight the expertise of our agents, and to empower agents with the information and tools needed to satisfy clients, work more effectively and manage costs successfully. For example, in 2011, we restructured our website to increase search engine results and better showcase our real estate professionals by removing the user registration requirement from most of our MLS data, as permitted by MLS rules. We released updates to our iPhone, iPad, iPod Touch and Android mobile applications to give our registered users new, simple-to-use and useful tools for pursuing their real estate transactions, including the seamless ability to save homes, access saved searches, share homes via email, Facebook and Twitter accounts, and connect with real estate professionals. We introduced StreetSketch, a tool that allows our users to draw a free-form search area around any location on a map, regardless of size or shape, and create a flexible, customized home search on their iPhone, iPad or iPod Touch. We made inroads into social networks, including through the introduction of our ZipCode blog, and we introduced useful new tools, including our agent rating system and agent home comment feature. We plan to continue to invest in mobile products, social media and other technologies and tools that are essential to maintaining our technological and marketing strengths in our industry.

Build our Powered by Zip network: In select markets, we have entered into agreements with leading local brokerages, each with a strong brand name and presence in its respective market. We provide these local brokerages with access to our proprietary information and systems, including our website and our ZAP sales system, which they can then combine with their agent expertise and local knowledge to enhance their online sales channel. We believe these arrangements, which we refer to as our Powered by Zip network, provide a best-of-both-worlds combination that is well suited to deliver the connected, trusted experience that real estate brokerage consumers are seeking. These arrangements also allow us to generate revenues in markets where we may not otherwise be able to compete successfully against entrenched local brokerages with strong local referral networks and resources, name recognition and perceived local knowledge and expertise. Our primary revenue stream from the Powered by Zip network consists of the fees paid to us when network brokerages close transactions that we have originated for them. Although our revenue per transaction is lower in the Powered by Zip business than in our owned-and-operated brokerage, we incur minimal local operating expenses in our Powered by Zip business but, rather, leverage the network brokerages’ investments in local offices, marketing, recruiting, training and transaction support. Accordingly, we believe that the margin and profitability potential of the Powered by Zip model is an attractive complement to our owned-and-operated brokerage business, and we are considering alternatives for expanding the Powered by Zip program both in new markets and in new directions.

Explore opportunities to unleash our products and services in new channels: We routinely evaluate opportunities to diversify into revenue streams that will further leverage our strengths in technology and online marketing, as well as improve our existing business. One type of opportunity is to offer marketing and advertising programs to the providers of transaction-related services that surround our core business. Some of these programs may be offered through marketing arrangements with independent third parties, such as title, mortgage and insurance companies. For example, we have entered into a marketing agreement with Bank of America, under which we receive a flat monthly fee in exchange for our commitment to market their mortgage products and other services. Another type of opportunity is to offer advertising and lead generation services to third parties. We have already entered into agreements to provide such services in exchange for fixed monthly payments and, in some cases, fees linked to Internet page views and advertisement “clicks.” We plan to continue to explore opportunities to unlock the value contained in our technology and online marketing capabilities in scalable, high-margin, symbiotic revenue channels.

DEVELOPMENT OF OUR BUSINESS

Our business was incorporated under the laws of the state of California in 1999 and was reincorporated as a Delaware corporation in August 2004.

Conversion of agents to independent contractor model: Until 2010, the real estate agents in our owned-and-operated brokerage business were typically employees. In February 2010, we began transitioning those agents to an independent contractor model in some of our markets, and we completed that transition in the remainder of our markets by January 2011. Through this modified business model, we have empowered our local offices and real estate professionals to make decisions that are better tailored to the dynamics of their particular markets, with the goal of increasing productivity and customer service levels. We have also minimized management oversight of day-to-day agent activities, thereby reducing costs for field sales support, corporate sales support and corporate administration.

Restructuring and realignment: In early 2011, we restructured our business to heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets. To that end, we closed our offices in twelve markets in the first quarter of 2011: Fresno/Central Valley, CA, Charlotte, SC, Naples, FL, Jacksonville, FL, Miami, FL, Palm Beach, FL, Tampa, FL, Hartford, CT, Minneapolis, MN, Virginia Beach, VA, Tucson, AZ, and Atlanta, GA. As we closed our offices in Tucson and Atlanta, we transitioned our local operations to third-party brokerages in our Powered by Zip network, and after we closed our offices in Jacksonville, we added a third-party brokerage in that market to our Powered by Zip network, as discussed below. We also reorganized local management responsibilities and significantly reduced our corporate sales support and administration, which encouraged greater local independence and efficiency, and which reduced our full year 2011 corporate expenses, excluding cost of revenue and certain one-time charges, by about one-third from 2010. In the fourth quarter of 2011, we continued our restructuring by closing our offices in Raleigh-Durham, NC, and the Greater Philadelphia area, PA, while transitioning our operations in those markets to our Powered by Zip network, and we are currently in the process of doing likewise in Salt Lake City, UT, all as discussed below. We also began to realign our organization to operate more efficiently and to refocus our resources on the highest value priorities, including by combining our product and marketing functions, and by separating our brokerage operations from our technology and marketing functions. We have created and are seeking a person to fill a new position — President of Brokerage Operations — to drive our owned-and-operated brokerage going forward.

Introduction of Powered by Zip network: In early 2011, we began to build our Powered by Zip network with select third-party local brokerages. We have since transitioned our previous owned-and-operated brokerage business in the markets of Tucson, AZ, Atlanta, GA, Raleigh-Durham, NC, and the Greater Philadelphia area, PA, to the third-party brokers who have joined our Powered by Zip network. We also service brokerages through our Powered by Zip network in the markets of Jacksonville, FL, where we had ceased to conduct brokerage operations prior to the time we added that market to our Powered by Zip network, and in the new market of Nashville, TN. We have announced an agreement to transition our existing owned-and-operated brokerage business in the market of Salt Lake City, UT, to a local brokerage that is joining our Powered by Zip network, and we expect to complete that transition shortly.

End of buyer rebates: Until recently, for home buyers in our owned-and-operated brokerage business, we typically shared 20% of our commissions with them in the form of a cash rebate, where permitted by law. On July 1, 2011, we announced that we were discontinuing our commission rebate program, although home buyers who entered into a contract to purchase a home by July 15, 2011, and who closed escrow on the transaction by August 31, 2011, remained eligible to receive the rebate, subject to certain additional restrictions. By eliminating buyer rebates, we have focused consumer attention on our full-service, technology-enhanced customer service, as well as improved the financial productivity of real estate professionals in our owned-and-operated brokerage business. We believe that the termination of our rebate program had a modest positive impact on our financial results for the second half of 2011, and we expect it to continue to have a positive impact our financial results for full year 2012.

Opening access to our website: Prior to 2011, we imposed a user registration requirement on most of the MLS data available on our website, whether or not required by local MLS rules. Beginning in February 2011, we began to open access to the MLS information available on our website data by removing our user registration requirement to the extent not required by MLS rules. Currently, in every market in our owned-and-operated brokerage, and in every market in our Powered by Zip network except Tucson, AZ, consumers who come directly to our website are no longer required to register with us in order to view home prices, photos, maps, and other property listings details permitted under MLS rules to be shown without registration. Through this open website, we seek to attract more consumers, rank higher within search engine results, improve the quality of the leads that ultimately choose to register on our website, better showcase the real estate professionals in our owned-and-operated brokerage and in our Powered by Zip network, and improve customer acquisition costs.

OUR ZIPREALTY.COM CONSUMER WEBSITE AND SERVICES

Our real estate services empower home buyers and sellers to exercise more control over their transactions. Our website, www.ziprealty.com, provides a step-by-step approach to guide consumers through the home buying and selling process. We enhance our website by including information such as home listings, neighborhood attributes, newly built home listings, school district information, comparable home sales data, maps and driving directions, and user-generated content that we obtain from local MLSs and other third party providers.

Access to comprehensive MLS home listings data: Either our owned-and-operated brokerage or a local brokerage in our Powered by Zip network, depending on market, is an active member of the local MLSs in each of the markets we serve. Accordingly, we are permitted to organize information from these MLS databases and provide it directly on our website. The rules of the various MLSs often limit the home listings information that can be presented on a website or portion of a website that does not meet the requirements of a Virtual Office Website, or VOW, including user registration. To access the VOW portion of our website, consumers must register with us by providing basic registration information, agreeing to our terms of use, and obtaining a password. Once registered, our users have direct Internet access to the most comprehensive and updated information on home listings available, including pictures, from the local MLSs. Unlike some real estate websites, we show listings from all broker participants in the MLSs, not just our own listings. We update this data frequently, at least once a day and, for most of our markets, multiple times daily. Users can search for homes based upon numerous criteria, including city, zip code, price, square footage, number of bedrooms and bathrooms, map geography, school district, distance from a specified address, and other characteristics and amenities such as lot size, whether a home has a fireplace or central air conditioning, and numerous other features. We do not show information from the MLS databases that relates to homeowners who have opted out of the Internet display of their home listing information, or information that is marked as confidential, such as information relating to home security.

Cutting-edge mobile applications for on-the-go information: Through our mobile applications for the iPhone, iPad, iPod Touch and Android platforms, we give our registered users mobile access to their ziprealty.com accounts, to the data and tools that are available on our website, and to other tools that enable them to search for homes on-the-go. The mobile applications display location-based search results and related information on Google Maps, including homes currently on the market in the vicinity, and a list of recently sold homes in the area and their sale prices. The applications provide access to third-party home value estimates and to local real estate professionals with one click. Users can begin new geo-targeted searches for homes that meet their unique home-buying criteria like price range, number of bedrooms or bathrooms, and property type. Our mobile applications also deliver a unique and specialized experience apart from our website’s features. Users of the Android application can view search results through Google’s Street View option, which gives them a “drive up” feel for a property. For users of the iPhone application, our award-winning HomeScan feature allows them to look through their iPhone camera and see pertinent real estate data about the homes nearby. The application also overlays “for sale” information on images, including addresses and distances to homes.

Email alerts on new listings: One of our most popular website tools is our email alert feature, which allows our registered users to receive an automatic email notification each time a property that meets their desired search criteria is made available on the local MLSs. Since we update our listings information at least once per day in each market, our users are able to learn about new listings in a timely manner, usually within 24 hours. We also send automatic email notifications of changes to home listings that users have saved. We believe our email alerts provide our users with a competitive advantage over other consumers, who might have to wait for their agent to learn about a new listing, or about changes to an existing listing of interest, and then contact them with the information. While some brokerages and websites offer email alerts, we believe our alerts are generally superior in terms of the timeliness of their delivery and the comprehensiveness of the home information we provide. The email alert tool is also interactive: with one click, a user can login to see more detailed information on the home, schedule a visit with a real estate professional to see the home, or send an email to a professional requesting more information about the property. Our number of email alert messages averaged over 52.2 million per month in 2011.

Neighborhood data and related compelling content: In addition to the MLS data, our system is designed to provide users with access to a broad range of information about their potential home without having to rely on a real estate professional or other party to provide that information to them. Our website provides several tools to help users educate themselves during the process, including relevant neighborhood data such as population, comparable home sales, average income, education level, occupation mix, cost of living, crime statistics, weather, school district information, maps and driving directions. The website displays compelling spatial information, including school district boundaries, neighborhood boundaries and parcel boundaries, in addition to mapping contextually relevant information such as schools, transit stations and businesses.

Online images and virtual tours: We believe that one of the principal attractions of the Internet for consumers who are researching homes is the ability to view images of available homes. Home sellers can use our website to offer virtual home tours and photos of their home listings at no additional cost. In addition to the customary single photo, in select markets we have the ability to post multiple property photos from the local MLSs, giving home buyers a more robust search experience, and enabling them to better research homes before deciding whether to visit them.

Networking resources: Through our website, users can access interactive resources such as social networks, user communities and feedback systems to connect with others about the housing market and their own residential real estate transactions. For example, our ZipCode blog offers interesting and helpful posts about market trends, home finds, search tips and other relevant topics. Our ZipCommunity message board provides a place for our registered users to post their own observations and questions and to chat with the real estate professionals in our owned-and-operated brokerage and Powered by Zip network. For individual home listings, our users can gain professional insights from our agent home comment feature, which we plan to release shortly, or seek the opinions of their friends by using our website’s links to share on Facebook or post on Twitter. Through our agent ratings system, clients can share their observations about the real estate agents in our owned-and-operated brokerage or our Powered by Zip network.

Schedule visits: Our website provides an easy, convenient means for home buyers to schedule visits of properties they would like to see. Home buyers need only to click on a button when viewing information about a home on our website and enter in their phone number and what days and times they would prefer to see the home, and visits can then be organized with the listing agents. Alternatively, home buyers can schedule a visit by calling or emailing one of the real estate professionals associated with our owned-and-operated brokerage or Powered by Zip network, as the case may be.

Home offers: While the vast majority of home buyers who use our website prefer to make offers through their real estate professionals, some like the convenience and speed of submitting their offers online. We provide this capability through our website by allowing buyers to input all of the relevant information into our offer form. Real estate professionals can then fill out the appropriate paperwork and obtain signatures from clients and submit offers on their behalf.

OUR ZAP SALES SYSTEM

ZAP is our proprietary customer-agent-brokerage relationship management system, which provides tools for the efficient capture, analysis and coordination of all customer interactions and agent activities. ZAP is deeply integrated with our website, which provides real estate professionals with the information and tools required to prioritize workflow efficiently and to drive fast, relevant and responsive service to clients. Professionals can use ZAP to connect with and service clients from any location, whether at a desk or in the field, though our ZAPmobile application.

Insightful information on the client-agent relationship: ZAP systematically integrates and records user contact information and website behavior, agent behavior and transaction information into a common Oracle-based platform. ZAP records relevant consumer behavior such as logon frequency and times, specific homes viewed and printed, searches made by clients, requested visits to view homes and online offers. The system also records and organizes all relevant agent activities. For example, ZAP automatically captures and stores all agent email communications, organized by client. Agents can also input into ZAP summary information about all client phone calls, visits conducted and offers submitted and accepted. ZAP includes a tool that takes all this information and uses predictive behavior to help agents identify those clients who are likely to need their services in the near term. ZAP also provides brokerages with real-time visibility into their agent’s relationships with clients, which brokerages can use to provide positive feedback to improve the client-agent relationship.

Productivity tools to manage customer relationships: The ZAP system incorporates proprietary CRM tools that allow real estate professionals to manage their databases of clients efficiently and productively. ZAP provides easy-to-use marketing and social media technology, such as a monthly newsletter, that professionals can use to stay in regular contact with their clients. ZAP includes automated closing checklists and tools that allow professionals to handle the closing of multiple transactions efficiently. ZAP contains a feature that permits agents to share leads with each other, which allows more established agents with large platforms to share extra leads with newer agents, who can service the client while receiving mentoring and training assistance in the process. ZAP also contains a web-based training program designed to help agents work successfully with customers online and to use effectively ZAP’s many features. By providing real estate professionals with these tools for highly responsive, as well as fully automated, personalized client communications, we believe that ZAP increases their productivity and enhances their level of client service.

LIVE REAL ESTATE EXPERTISE

Technological advances have not diminished the demand for the expertise of real estate professionals. In fact, according to the 2011 NAR Profile of Home Buyers and Sellers, 89% of home buyers surveyed by NAR purchased their homes with the help of a real estate agent or broker, a sharp increase from 69% in 2001. Accordingly, whether in our owned-and-operated brokerage or our Powered by Zip network, we seek to work with elite, full-service real estate agents with strong professional skills who have or are gaining deep, broad knowledge of the local markets they serve, who are active members of their local, state and national real estate and MLS associations, and who are ardent about using technology to serve their clients better. We then arm them with our proprietary technology and tools to serve a new breed of client that expects superior service that is highly efficient, fully professional and always responsive to personal needs. These agents can access our technology and tools from any location through our ZAPmobile feature, which encourages them to get away from their desks and to meet with clients in the field, all the while reducing the need for brokerage office space. In fact, in our owned-and-operated brokerage, our products greatly reduce the need for bricks-and-mortar office space for agents, which significantly improves our fixed overhead costs.

Our website automatically matches each registered user with a real estate agent who specializes in the specific territories most frequently searched by that client during an initial search session, or in the territory where the property to be sold is located. However, clients can choose to work with another real estate agent in our owned-and-operated brokerage or our Powered by Zip network, depending on location, after reviewing the agent profiles and customer ratings we post on our website.

Our owned-and-operated brokerage: In our owned-and-operated brokerage, our real estate agents are all independent contractors and licensed REALTORS®. As is customary in the real estate brokerage industry, our agents earn a portion of the commissions they generate for us, which is known as their split. The commission splits we pay to agents typically vary based on eligible agent production. As part of our value proposition, we provide our agents with access to ZAP and to client leads at no out-of-pocket cost to them, which helps them to stabilize their finances in a business hallmarked by variable earnings. We designed this value proposition, which includes a complementary commission structure, to be highly competitive in our industry. In addition, consistent with our commitment to customer service, clients are able to influence the compensation paid to our agents based upon the results of client feedback, and we offer closed clients a $250 cash refund if they are unsatisfied with their customer services.

In our owned-and-operated brokerage, our recruiting and training team is composed of call-center-based recruiting/training personnel, district directors, district brokers and, in some districts, recruiters who serve our market-level operations. Our call-center and market-level recruiters are dedicated solely to identifying and qualifying prospective agents, and our district directors and district brokers are involved in comprehensive training programs both for new agents as they join us and for existing agents on an on-going basis. Training content is available through multiple channels, including webcasts, video on demand, and live presentations during weekly sales meetings. Our agents complete a series of training modules during their first several weeks of service and are also paired with seasoned agents for additional in-the-field training. Besides a brief orientation training regarding compliance and transaction document submission, training is optional for our agents.

Our Powered by Zip network: Brokerages that join our Powered by Zip network are free to manage their businesses as they see best, including their practices to retain, train and incentivize their real estate agents, all the while using our technology and online marketing capacities to offer their agents the same competitive advantages we offer in our owned-and-operated brokerage business to attract, incubate and service clients productively and cost-effectively.

ATTRACTING CLIENTS

We believe that the best way to help real estate professionals attract clients is to provide home buyers and sellers with the information, tools and skills they value to guide and complete their transactions. We begin by offering consumers our award-winning, user-friendly website, which provides access to the most comprehensive home listings information available, as well as useful tools to search for homes and complete home sales transactions. We attract consumers directly to our website through Internet marketing channels such as organic searches and social media, as well as traditional marketing channels such as word of mouth and press coverage. In 2011, we attracted approximately 31% of our leads directly to our website, which involved no direct acquisition costs. We generate additional website traffic through paid lead source agreements. We currently have contractual relationships with about 30 Internet lead sources. The majority of our lead source agreements are in the form of non-exclusive, short-term agreements (one year or less) that are generally terminable on little or no notice (60 days or less) and with no penalties. In 2011, our principal third party lead sources were Google, HomeGain and Commission Junction. Once consumers have reached our website, we begin to build relationships with them through our website’s informative, interactive features, while showcasing the value-added expertise of the real estate professionals in our owned-and-operated brokerage and Powered by Zip network.

PRODUCT DEVELOPMENT AND ENGINEERING

Our technology team is composed of a product development team, software engineers, database and data center engineers and a data acquisition team. Our technology team focuses on enhancing and improving our existing technology as well as developing new proprietary tools.

Our technology team is responsible for maintaining property listings data through our memberships with about 40 MLSs. In order to provide the most comprehensive and timely data available, we download MLS data seven days a week, and for most MLSs, multiple times per day. Currently, we provide information on over 600,000 homes in our searchable database in the markets we serve. To provide clients with a more complete understanding of homes and neighborhoods, we combine data from the MLSs with additional local information from other data sources, which we license on a non-exclusive basis.

Our product development team is responsible for fulfilling all product requirements on both our consumer website and the ZAP sales system. This team internally releases software updates frequently, approximately once a month. As part of our development process, the product development team works with users to identify feature enhancements that will provide a better consumer experience, increase agent productivity and enhance brokerage visibility into business operations. Our system is not dependent on a client’s computer configuration, as it works with all principal Internet service providers and Internet browsers. Our system is Java-based and uses commercially available hardware and proprietary database technology based on an Oracle platform, making it highly scalable. Our application server is compliant with relevant industry standards.

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

Government regulation

The most extensive government regulations applicable to our business are at the state level and are typically overseen by state agencies dedicated to real estate matters, but the residential real estate industry is also regulated by federal and local authorities.

State regulation: Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson, also known as an agent, must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. In each of the states and the District of Columbia where we currently have operations, we have designated one of our officers as the individually licensed broker and, where applicable, we hold a corporate real estate broker’s license.

In addition, some states have enacted legislation similar to (and in some cases more restrictive than) the federal legislation discussed below.

Federal regulation: In addition to state regulations, several federal laws and regulations govern the real estate brokerage business. The applicable federal regulations include the Real Estate Settlement Procedures Act of 1974, as amended, or RESPA, and federal fair housing laws. RESPA, as applicable to us, is intended to provide for more effective advance disclosures to home buyers and sellers of settlement costs and the elimination of kickbacks or referral fees that tend to increase unnecessarily the costs of certain settlement services. While RESPA has broad-reaching impact on a variety of services associated with the purchase or sale of real estate, including lending, title insurance and other settlement services, its principal application to the real estate brokerage business is to restrict payment of referral fees or the inappropriate splitting of fees (including through arrangements designed to disguise any such illegal payments as legitimate marketing fees), and to require additional consumer disclosures. Generally, it is illegal under RESPA to pay or receive a referral fee or other non-service-related fee, kickback or anything of value in a real estate transaction involving a federally related mortgage loan for the referral of business. RESPA generally restricts us to the receipt of, or payment for, the reasonable market value of services, goods or information actually and permissibly provided in the settlement of such transactions. While RESPA does not prohibit us from entering into legitimate marketing relationships, it does limit the type of business relationships that we can enter into for acquiring client leads or otherwise, as well as the referral of clients to other service providers. RESPA also limits the manner in which we can provide other services to clients. Federal fair housing laws generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. Other federal regulations protect the privacy rights of consumers, which affects our opportunities to solicit new clients.

Local regulation: Local regulations also govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.

Federal and state labor regulation: In addition to the real estate regulations discussed above, we are subject to federal and state regulations relating to our employment and compensation practices. For the agents who serve in our owned-and-operated brokerage, all of whom are classified as independent contractors, we are subject to Internal Revenue Service and state law guidelines as they apply to this classification. Please see Item 3, “Legal Proceedings,” for a discussion of complaints filed by former employee agents and the California State Labor Commission alleging violations of these regulations.

Third-party rules

In addition to governmental regulations, we are subject to rules established by private real estate trade organizations, including, among others, local MLSs, NAR, state Associations of REALTORS®, and local Associations of REALTORS®. The rules of the various MLSs to which we belong vary, and specify, among other things, how we as a broker member can use MLS listing data, including specifying, in some cases, the use and display of this data on our website. For example, the rules of the various MLSs often limit the home listings information that can be presented on a website or portion of a website that does not meet the requirements of a Virtual Office Website, or VOW, including user registration. We operate a password-protected VOW on a portion of our website, which allows us to show the most comprehensive MLS data directly to consumers without their having to visit an agent. Pursuant to an agreement between NAR, the dominant trade organization in the residential real estate industry, and the U.S. Department of Justice, NAR and its affiliated MLSs must treat brokers that operate VOWs the same as brokerages that do not operate VOWs. Specifically, brokers must be permitted to distribute the same listing information on a VOW as brokers are permitted to distribute by hand, fax or email, brokers may not opt-out from showing listings on VOWs, and NAR-affiliated MLSs are prohibited from restricting the listing information provided to VOWs. However, homeowners may opt-out of displaying their home listing information on the Internet, including on VOW and non-VOW websites.

NAR, as well as the state and local Associations of REALTORS®, also have codes of ethics and rules governing the actions of members in dealings with other members, clients and the public. We are bound to abide by these codes of ethics and rules by virtue of our membership in these organizations.

COMPETITION

The market for residential real estate brokerage services is intensely competitive and highly fragmented at the national level, with no individual brokerage holding more than a 7% share, and the ten largest brokerages holding less than 12% collectively, in 2010, according to REAL Trends. However, the ten largest national brands that franchise individual brokerages accounted for a significant percentage of total brokered transaction volume, providing the potential for significant national and local influence. We compete with these brokerages at the local level to represent home buyers or sellers, where our aggregate transaction volume market share has averaged less than 1% historically. Our larger competitors include Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker, Better Homes and Gardens and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT Incorporated owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. We are also subject to competition from local or regional firms, as well as individual real estate agents, and an increasing number of these competitors are embracing technology as they compete in the marketplace.

We also compete or may in the future compete with various online services, such as Market Leader, Inc. and its RealEstate.com website, Move, Inc. and its Realtor.com affiliate, Zillow, Inc., Trulia, Inc. and Yahoo! Inc., that also look to attract and service home buyers and sellers using the Internet. Move is affiliated with NAR, National Association of Home Builders, or NAHB, and a number of major MLSs, which may provide Move with preferred access to listing information and other competitive advantages. While these online services companies are intermediaries providing lead referrals and are not full-service brokerages like us, we compete with these companies to attract consumers to our website. We also compete for online traffic with lead source providers such as HomeGain, from whom we purchase leads.

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

We believe that by combining our online marketing expertise and proprietary technology with real estate agents who are focused on providing excellent customer service, we are well positioned relative to our competition to address these competitive factors in our industry.

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We currently have trademarks registered or pending in the United States for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our website, our proprietary database and ZAP. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests, and we hold a patent issued in the United States that covers certain processes and methodologies related to transacting residential real estate on the Internet. In addition, we have filed six patent applications with the U.S. Patent Office to seek protection for various aspects of our unique technology, which creates a network that connects our mobile tools, website and CRM tools to enhance communication among and information available to real estate professionals and clients. We also enter into confidentiality and invention assignment agreements with our employees, and consultants and confidentiality agreements with other third parties, and we strictly control access to our proprietary technology.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. For example, please see Item 3, “Legal Proceedings,” for a discussion of complaints filed against us alleging that our mobile applications infringe upon patents held by others. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, and our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

SEASONALITY

The residential real estate market traditionally has experienced seasonality; please see Item 1A of this report under “Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.”

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 5, 2012:

Name	Age	Position
Charles C. (Lanny) Baker	45	Chief Executive Officer, President and Director
David A. Rector	66	Senior Vice President, Chief Financial Officer, Controller and Chief Accounting Officer
Genevieve C. Combes	44	Senior Vice President, Corporate Development
Joan L. Burke	59	Vice President, Human Resources
Samantha E. Harnett	36	Vice President, General Counsel and Secretary
Stefan M. Peterson	43	Vice President, Operations
Jamie D. Wilson	37	Vice President, Technology

Charles C. (Lanny) Baker has served as our Chief Executive Officer and President and a member of our Board of Directors since October 2010. From December 2008 until October 2010, Mr. Baker served as our Executive Vice President and Chief Financial Officer. From March 2005 to June 2007, Mr. Baker served as Senior Vice President and Chief Financial Officer of Monster Worldwide, Inc., an online recruitment services company. From June 1993 to March 2005, Mr. Baker served in positions of increasing responsibility in the Equity Research department at Smith Barney, a division of Citigroup, Inc., serving as Managing Director from January 2000 to March 2005. Prior to joining Smith Barney, Mr. Baker spent two years as an Equity Research Analyst at Morgan Stanley & Co. and two years in research assistant positions at Donaldson, Lufkin & Jenrette. Mr. Baker has served on the board of directors of The Knot, Inc., a life stages media company targeting couples planning their weddings and future lives together, since November 2005, where he is currently the chair of its audit committee and its nominating and corporate governance committee, and on the board of directors of Homeaway, Inc., the world’s largest online marketplace for the vacation rental industry, since April 2011, where he is currently the chair of its audit committee. Mr. Baker holds a Bachelor of Arts degree in history from Yale College.

David A. Rector has served as our Chief Financial Officer since October 2010, as our Senior Vice President since May 2006 and as our Controller and Chief Accounting Officer since December 2008. Mr. Rector served as our Chief Financial Officer from May 2007 to December 2008, as our Interim Chief Financial Officer from January 2007 until May 2007, as our Chief Accounting Officer from May 2004 to May 2007, as our Controller from April 2002 to May 2007, and as our Vice President from October 2002 to May 2006. Prior to joining us, from June 1999 to January 2002, Mr. Rector worked in various financial positions for several companies as a consultant for Resources Global Professionals, a consulting firm. Prior to that, he held senior financial positions at various companies, including commercial real estate companies Allegiance Realty Group and Fox & Carskadon Financial Corporation and served as an audit manager at Price Waterhouse. Mr. Rector is a Certified Public Accountant and holds a Bachelor of Science degree in business administration from the University of California at Los Angeles. In February 2012, we announced Mr. Rector’s intent to retire when we complete a search for his replacement.

Genevieve C. Combes has served as our Senior Vice President of Corporate Development since December 2011. From December 2008 to December 2011, Ms. Combes served as our Senior Vice President of Technology and Operational Strategy. From December 2006 to December 2008, Ms. Combes served as our Senior Vice President of Planning and Operations. From May 2005 to December 2006, Ms. Combes served as our Vice President of Business Planning and Strategy. From August 2004 to May 2005, Ms. Combes served as our Director of Strategic Analysis. Prior to joining us, Ms. Combes spent over ten years in various capacities at JP Morgan H&Q’s (previously Hambrecht & Quist) Equity Research Department. Most recently Ms. Combes served as Managing Director of JP Morgan H&Q’s Consumer Research Group. Ms. Combes holds a Bachelor of Arts degree in economics cum laude from the University of California at Santa Cruz.

Joan L. Burke has served as our Vice President of Human Resources since September 2008. From October 2007 to August 2008, Ms. Burke served as the Vice President of Human Resources of Shoretel, Inc., a provider of unified communications systems. From March 2004 to September 2007, Ms. Burke served as the Senior Vice President of Human Resources of ZANTAZ Inc., a company specializing in e-mail archiving and e-discovery, which was acquired by Autonomy ZANTAZ in July 2007. From March 2002 to March 2004, Ms. Burke served as the Senior Vice President of Human Resources of American Baptist Homes of the West (ABHOW), a provider of lifestyle and long-term care services to retired individuals. Ms. Burke holds a Bachelor of Arts degree in American studies from Albertus Magnus College. Ms. Burke has indicated that she intends to resign from the Company in the near future.

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

Stefan M. Peterson has served as our Vice President of Operations since October 2010. From July 2005 until October 2010, Mr. Peterson served as our Director of Operations. From 2000 through June 2005, Mr. Peterson served in a number of positions with the Company and contributed to the development and optimization of the Company’s systems, sales management, client services and business development. Mr. Peterson holds a Masters of International Business degree from the University of South Carolina and a Bachelor of Science degree in history from the U.S. Air Force Academy. Mr. Peterson has indicated that he intends to resign from the Company in the near future.

James D. Wilson has served as our Vice President of Technology since July 2011. From January 2007 to July 2011, Mr. Wilson served as our Vice President of Product Development. From January 2002 to January 2007, Mr. Wilson served as our Director of Product Strategy. From November 2000 through December 2001, Mr. Wilson served as our Product Strategy Manager. Mr. Wilson holds a Masters of Business Administration degree from the Haas School of Business at the University of California at Berkeley and Bachelor of Arts degree in economics from Stanford University

Item 1A.    Risk Factors:

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have experienced net losses in recent years and expect to incur losses in the future.

We have had a history of net losses from our inception in January 1999 through the first half of 2003.While we were profitable in several quarters from 2003 through 2006, we have experienced quarterly net losses since then, and at December 31, 2011 had an accumulated deficit of $118.7 million. If we do not become consistently profitable, our accumulated deficit will grow larger, and we could require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. We cannot guarantee that our revenues will increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

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

Recently, we have implemented several changes to our business model and operations that were designed to improve our financial condition and prospects for growth, but there can be no assurance that we will realize the intended benefits from these changes, or that we will not suffer unintended consequences.

Since early 2011, we have undertaken several initiatives to improve our financial condition and prospects for long-term growth, including by improving our cash flow and converting a greater portion of our cost structure from fixed to variable. Specifically:

•	We completed the transition of the real estate agents in our owned-and-operated brokerage from an employee model to an independent contractor model, with the aim of increasing agent productivity and customer service levels.

•	To heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets, we closed our owned-and-operated brokerage offices in a total of fourteen markets and are in the process of closing Salt Lake City, UT. In that restructuring, we also reorganized local management responsibilities and significantly reduced our corporate sales support and administration to reduce costs and to encourage greater local independence and efficiency. We also began to realign our organization to operate more efficiently and to refocus our resources on the highest value priorities, including by combining our product and marketing functions, and by separating our brokerage operations from our technology and marketing functions.

•	To leverage our strengths to generate additional revenues at attractive margins, we began building our Powered-by-Zip network with select third-party local brokerages, pursuant to which we provide access to our proprietary information and systems, including our website and our ZAP sales system, in exchange for fees.

•	We ceased offering a standard rebate to home buyers in our owned-and-operated brokerage, to highlight and enhance the professionalism and quality of service of our agents, as well as to improve financial productivity.

•	To improve the marketing of our website and our agents’ services by providing more information to users prior to registration, we opened access to the MLS information available on our website data by removing our user registration requirement, to the extent not required by MLS rules, for consumers who come directly to our website.

There can be no assurances that we will realize any of the benefits we intended from these actions, or that we will not suffer unintended consequences from them. For example, we believe that we may have experienced increased agent attrition because of the stresses associated with the above changes to our business. We could experience additional negative consequences, including the loss of real estate agents and client transactions, from these changes to our organization, our business model and our culture.

We have opened our website to give users access to more information before registering with us, and if the resulting changes in lead patterns disrupts our agent productivity and turnover, our profitability could be harmed.

Prior to 2011, we imposed a user registration requirement on most of the MLS data available on our website, whether or not required by local MLS rules. In early 2011, we began testing the opening of our website, to the extent permitted by MLS rules, to provide more information prior to registration for consumers who come directly to our website. We have since opened our website in all markets served by our owned-and- operated brokerage, as well as all but one market served through our Powered-by-Zip network. We believe that opening our website will create changes in our lead patterns, including potential changes in lead volume, cost, location, client characteristics, and other qualities. Any change in our lead patterns could disrupt agent productivity and increase agent turnover, which could negatively affect our revenues and increase our costs of acquiring and retaining agents, each of which would negatively impact our profitability.

We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations concerning our classification and compensation practices for our agents.

As of January 31, 2011, all agents in our owned-and-operated brokerage have been retained as independent contractors. With respect to our independent contractor agents, and like most brokerages, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any of our agents. Further, if legal standards for classification of agents as independent contractors change or appear to be changing, it may be necessary to modify our compensation structure for these agents in some or all of our markets, including by paying additional compensation or reimbursing expenses.

For most of our history prior to 2011, nearly all agents in our owned-and-operated brokerage were retained as employees, not independent contractors. For our agent employment practices during that period, we continue to be subject to laws regarding employee classification and compensation, many of which do not apply to traditional brokerages that retain agents only as independent contractors. We classified our employee agents as exempt from federal and state regulations regarding overtime and minimum wage payments because their duties, which consisted of working in the field selling residential real estate, were designed to qualify for the “outside sales exemption” under the terms of the Fair Labor Standards Act and various state laws. These employment and compensation regulations are subject to judicial and agency interpretation, and as to any individual agents or groups of agents, if their duties as employees were different than those assigned and contemplated by our official policy, it might be determined that the outside sales exemption was inapplicable to those agents.

For example, in August and September 2010, four of our former employee real estate agents in California filed complaints with the California Division of Labor Standards Enforcement alleging that we failed to pay them minimum wage and overtime as required by California law. In November 2010, the Division of Labor Standards Enforcement issued decisions in favor of these persons. We appealed this decision, and in September 2011, the court issued a judgment in favor of these persons totaling $330,202. In November 2011, we reached a settlement with these four former agents, and the court vacated the judgment against us in exchange for a payment to the four agents totaling $430,202 and a payment to the California Division of Labor Standards Enforcement of $155,867.

In addition, in September 2011, the California State Labor Commissioner filed a lawsuit against us concerning our compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. Also, in February 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in federal court in Arizona concerning our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. In addition to the federal law allegations, the complaint also alleges violations of the Arizona Minimum Wage law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. Also in February 2012, one real estate agent formerly employed by us and subsequently engaged with us as an independent contractor, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in California Superior Court concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime.

We could incur substantial costs, penalties and damages, including back pay, unpaid employee benefits, taxes, expense reimbursement and attorneys’ fees in defending the above complaints or future challenges by additional current or former agents to our agent classification or compensation practices. For example, when our former agent compensation and expense reimbursement policies were challenged in class action lawsuits filed previously against us, we incurred material litigation and settlement costs and modified our expense reimbursement policies. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract home buyers, home sellers and agents.

 We have recently experienced market share declines in several markets in our owned-and-operated brokerage, and we cannot guarantee that we will be able to grow local market share profitably.

The residential real estate industry is intensely competitive and highly fragmented. In our owned-and-operated brokerage, our aggregate transaction volume market share in our local markets has averaged less than 1% historically, and in several of these markets, we have recently experienced a loss of market share. To capture and retain market share in our owned-and-operated brokerage, we must compete successfully against other brokerages not only for large numbers of clients, but also for large numbers of agents. Because the market is highly fragmented and brokerage fees are variable, competitors may reduce fees to attract business. In addition, many of these brokerages have valuable relationships, innovative models, or access to greater resources than we do. Many of our markets are composed of entrenched brokerages with superior local referral networks, name recognition and perceived local knowledge and expertise. These attributes give these brokerages an advantage in agent recruitment and retention, in attracting clients, and in building their listings business. Many brokerages also have more experience than us in acting as listing agents, as we have traditionally focused on clients looking to buy homes, with buyers representing 90% of our closed transactions in 2011. Some of our competitors with greater resources may be able to undertake more extensive marketing campaigns or to better withstand price competition in a market. Unless our owned-and-operated brokerage can develop the relationships, branding, reputation, expertise and personnel to compete with these brokerages without reducing our prices or increasing our agent compensation, we may not be able grow our listings business, attract buyers, or attract and retain agents as needed to maintain or grow our market share profitably.

Our Powered by Zip network is a new and unproven business opportunity, and we cannot guarantee that we will be able to operate and grow it profitably.

In early 2011, we began to build our Powered by Zip network with select third-party local brokerages, through which we provide access to our proprietary information and systems, including our website and our ZAP sales system. Currently, our Powered by Zip network consists of local brokerages in only six markets, into a seventh market shortly. Our Powered by Zip network is a new and unproven business opportunity that is still developing in many respects, including the services we provide under that network, pricing and conversion targets related to those services, and exclusivity terms. In addition, to expand the Powered by Zip network into additional markets, and to service those markets through our online URL, we will need to obtain MLS data in those markets, which the local MLSs may not be willing to provide because we will not be the brokerage that is using that data to service consumers. Further, by linking our name with the third-party brokerages in our Powered by Zip network, any negative action taken by one of those brokerages could negatively affect our reputation and, consequently, our business. There can be no assurance that our Powered by Zip network can be expanded into a profitable and meaningful business.

We have experienced significant changes in our management team, and if we cannot successfully manage these changes or retain and attract key personnel, our business could be harmed.

Our success depends on the contributions of our senior sales, operations, marketing, technology and financial personnel. We have recently experienced significant transitions in our management team. Since December 2011, our former Senior Vice President of Sales and our former Vice President and Chief Marketing Officer have resigned, and our Vice President of Human Resources and Vice President of Operations have indicated that they plan to resign from their positions with us in the near future. We have restructured, or plan to restructure, our organization to assign those responsibilities to other members of senior management. In addition, our Chief Financial Officer has announced his intent to retire when we complete a search for his replacement. We have created and are seeking a person to fill a new position — President of Brokerage Operations — to drive our owned-and-operated brokerage going forward. We could experience additional changes in our management team or other key personnel. All of our officers and key employees are at-will employees, and, with the exception of Mr. Baker, none of them has an employment agreement with us. We do not have “key person” life insurance policies covering any of our personnel . If we cannot adapt to changes in our management team or other key personnel quickly and effectively, or if we lose the services of additional key personnel, our business operations and our financial results could be significantly harmed.

If we do not remain innovation leaders in our industry, we may not be able to grow our business and leverage our costs to achieve profitability.

Innovation has been critical to our ability to leverage our costs while competing against other brokerages for clients and agents. For example, we have been at the forefront of brokerages in embracing the Internet by operating a virtual office website, or VOW, which reduces our need for office space and facilitates the transaction of business away from an office. We have also been at the forefront of managing lead acquisition costs by employing technology designed to promote efficient lead utilization, by using a centralized lead acquisition and distribution function, and by attracting consumers directly to our site for those markets we serve. As others follow our practices or develop their own innovative practices, and as consumers increasingly gain options for online real estate information and services, our ability to leverage our costs to achieve profitability may erode. For example, certain other brokerages, media companies, Multiple Listing Services, or MLSs, and the National Association of REALTORS®, or NAR, operate competing websites and are increasingly using the Internet to market to potential customers throughout the United States. Customers may not distinguish or value the benefits of our website and technology offerings as compared against these competing offerings, particularly if MLSs adopt rules that erode the distinction between the MLS data that can be shown online by brokers who operate VOWs and by brokers who do not. Such organizations could also build applications or offer products, including home listings and related information, that attract online traffic away from our website. In particular, NAR is in the process of developing a nation-wide MLS, which could significantly divert consumers away from our website. Such organizations could devote substantial resources to dominating social media and online advertising, which would also impair our ability to attract website traffic. If our advantage in attracting website traffic erodes, our need to purchase leads from third parties will increase, thus increasing our costs. If we do not remain on the forefront of innovation to leverage our costs effectively, we may not be able to achieve profitability.

Providing online access to comprehensive MLS listings and related information concerning the residential real estate market is a hallmark of our business, and our ability to attract and service consumers and to manage lead acquisition costs would be harmed if our ability to provide or advertise this access is impaired.

A key component of our business strategy is to attract consumers directly to our website, thereby reducing our need to purchase leads from third parties. To do so, through our website, we offer consumers access to, and the ability to search, real estate listings posted on the MLSs in the markets served by our owned-and-operated brokerage or Powered by Zip network, as well as related neighborhood information and maps. Our ability to display this information is subject to agreements with third parties, which may or may not be available on acceptable terms in the future. Those third parties operate their own technology platforms, and we may be unable to interoperate with those platforms cost-effectively or at all. Further, we could lose access to that information in the event of a systems failure or a dispute with those information providers. In addition, our ability to provide Internet access to home listings information could be diminished if increasing numbers of homeowners opt-out of providing their home listings information on the Internet, which is permitted by the rules of many MLSs, including those affiliated with NAR. Also, NAR is in the process of developing a nation-wide MLS, which could significantly change the current practice of listing homes for sale on individual MLSs. It is too soon to tell whether this new model will impair the home listings information we make available on our website, or the perceived value of that information. Should any such event occur, we expect that our website and services would become less attractive consumers, and we would likely need to purchase additional, and more costly, leads from third parties, increasing our expenses.

If we do not adapt to changes in technologies and practices relating to the nature and use of information, our operating results could suffer.

We believe that we rely more heavily on technology than traditional bricks-and-mortar brokerages to gather, store, evaluate and communicate information, including our efforts to generate leads via the Internet, to prioritize leads, to empower agents via our ZAP agent platform, and to service home buyers and sellers, including by providing online access to comprehensive MLS listings. To continue to perform those functions effectively, we will need to adapt to changes in technologies and practices concerning the nature and use of information. For example, we will need to adapt our website and our ZAP agent platform to be compatible with new Internet and mobile access tools. We may need to adapt our approach for generating website traffic to address evolving customer interests, for example, a greater interest in social websites, in local neighborhood information, or in alternative media. We may need to adapt our technology or change our practices to address new Internet regulations, as well as new “spam” filters that incorrectly treat our emails to clients as unsolicited materials and block them. We must constantly modify our technology to successfully interact with each independent MLS in order to maintain access to that MLS’s home listings information. In addition, if the current practice of listing homes for sale on individual MLSs is challenged or replaced by a competing system, such as the nation-wide MLS system being developed by NAR, we will need to adapt to that change to continue operating our business. Some of our competitors may respond more quickly to new or emerging technologies and practices relating to the nature and use of information. If we cannot make such adaptations quickly so as not to erode the competitive advantages our products offer in attracting and servicing clients and agents, or we do so in a manner that increases our expenses without a related increase in revenues, our operating results could suffer.

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

Our business practices are heavily regulated by numerous federal, state and local authorities, as well as the standards of private trade associations to which we belong. These regulations and standards are discussed in more detail in Item I of Part I of this report under “Regulatory Matters.” In addition to the regulations concerning agent classification and compensation that are discussed in the following risk factor, the laws, rules and regulations that apply to our business practices include the following:

•	State real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses;

•	The federal Real Estate Settlement Procedures Act, the federal Fair Housing Act, and federal advertising and other laws, as well as comparable state statutes;

•	Rules of trade organization such as NAR, local MLSs, and state and local AORs;

•	Licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services;

•	Privacy regulations relating to our use of personal information collected from the registered users of our website;

•	The Federal Trade Commission Act and similar state laws that prohibit unfair and deceptive business practices with consumers; and

•	Laws relating to the use and publication of information through the Internet.

Because our business practices are heavily regulated, maintaining legal compliance is challenging and increases our costs, and we must continually monitor our business practices for compliance with applicable laws, rules and regulations. We may not become aware of all the laws, rules and regulations that govern our business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance. If we fail, or are alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, we could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings, and we could incur significant defense costs, settlement costs, damages and penalties for non-compliance. We could also have our business licenses suspended or revoked, have our business practices enjoined, or be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct all or any portion of our business. Any such events could also damage our reputation and impair our ability to attract and service home buyers, home sellers and agents, as well our ability to attract brokerages to our Powered by Zip network, without increasing our related costs. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to protect us from all liability that we may incur. In addition, if we cannot in the future obtain and maintain all of the regulatory approvals and licenses we may need to carry on our business as we choose, our ability to conduct business may be harmed. Further, any lobbying or related activities we undertake in response to current or new regulations could substantially increase our operating costs.

We derive a significant portion of our leads through third parties, and if any of our significant lead generation relationships are terminated, impaired or become more expensive, we may not be able to attract consumers and grow our business without a substantial increase in expenses.

We generate customer leads through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. For example, our largest third-party lead source generated over 22% of our leads during 2011. We could lose a large lead supplier, whether through insolvency or otherwise. Also, state laws or NAR or MLS rules could make it more difficult or expensive for lead generators to provide us with sufficient leads for our owned-and-operated brokerage or Powered by Zip network. Should any of these events occur, or should leads otherwise become less available or more costly, we may not be able to obtain a sufficient number of leads to grow our business in our owned-and-operated brokerage or Powered by Zip network without a substantial increase in expenses.

If our arrangements for diversifying our revenue stream become impaired, our financial condition could suffer.

In addition to our core business of directly helping clients to buy and sell homes, we have introduced our products and services in other channels to diversify our revenue stream while further leveraging our strengths in technology and online marketing. We realize additional revenues by offering marketing and advertising programs to the providers of transaction-related services that surround our core business, by offering advertising and lead generation services to third parties, and by providing access to our proprietary information and systems, including our website and our ZAP sales system, for use by third-party brokerages, such as through our Powered by Zip network. For example, we have entered into a marketing agreement with Bank of America. Under that agreement, Bank of America pays us a flat monthly fee (which typically represents 3% or less of our monthly net revenues) in exchange for our commitment to market its mortgage products and other services to our clients. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our brand name and client relationships could suffer. Also, upon the termination of an arrangement with an independent third party to provide services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. In addition, our clients could have a more difficult time obtaining the financing or other services needed to purchase a home through us, which could negatively impact our transaction revenues. Any of these events could negatively impact our financial condition.

Our value proposition for agents, which includes access to client leads and customer relationship management tools at no out-of pocket cost to them, is not typical on our industry, and if agents do not understand this proposition or value its attributes, whether in its current form or as we may test or implement changes to it, we may not be able to attract, retain and incentivize agents.

Typically, real estate agents who want to acquire client leads and customer relationship management tools must pay for them. However, we provide agents in our owned-and-operated brokerage with access to client leads and our ZAP sales system, with its proprietary customer relationship management tools, at no out-of-pocket cost to them. These features represent a key component of our agent value proposition, which includes a complementary commission structure that is lower than what we would be able to pay if we did not offer these features. Our standard value proposition may not be attractive to certain agents who have developed their own client pipeline. Also, because our agent value proposition is not typical in our industry, agents may not understand or appreciate it. In addition, agents may not appreciate the modifications to our agent value proposition that we may test and implement from time to time. If agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most of our competitors, we may not be able to attract, retain and incentivize them to grow our revenues without significantly increasing our commission splits or other costs, which would reduce our gross margins.

Our efforts to offer advertising and lead generation services through our website could distract consumers from using our website to engage in residential real estate transactions.

We have entered into agreements to use our website to provide advertising and lead generation services to third parties in exchange for fixed monthly payments and, in some cases, volume-based and performance-based fees. We are exploring additional opportunities to leverage the advertising and lead generation capacities of our website. These activities may distract visitors to our site. They can also interrupt the registration-to-transaction path of our users, including by leading them away from our website. In addition, these activities may detract from our perceived commitment to user satisfaction and customer service, or may not be well received by visitors to our site for other reasons. Any of these outcomes could impair the ability of our owned-and-operated brokerage and Powered by Zip network to engage in residential real estate transactions with our website visitors.

As we pursue opportunities to increase our revenues, we may reduce our profit margins.

We may implement changes to our business model and operations to improve our revenues that cause a disproportionate increase in our expenses and reduce our profit margins. For example, we may increase the portion of our owned-and-operated brokerage that is composed of representing sellers in their home listings, through which we would incur costs that we do not incur when representing buyers, such as marketing costs. We may make further revisions to the agent compensation model in our owned-and-operated brokerage or replace it with a different model. We may disproportionately build our business in lower-priced markets or with transactions that comprise lower-priced homes, or we may expand into new business models with different revenue-operating expense mixes. These changes could also involve significant start-up costs that may only be recovered, if ever, after we have been operating in those markets or businesses for some time. Any of these attempts to improve our revenues could result in a disproportionate increase in our expenses and in reduced profit margins.

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

If we fail to protect the privacy of personal information that our registered users share with us, our reputation and our business could be significantly harmed.

Our website’s registered users share with us personal information such as name, address, telephone number and email address. Our use and disclosure of that information is regulated by federal and state privacy laws. To comply with these laws, we have adopted a privacy policy, which we post on our website, that explains to our users that agents will see information concerning their home searches on our website, as well as how and with whom we may share their personal information. We also inform our users that we will not share their personal information with third parties without their consent. We could incur legal liability if our privacy policy or consent process is deemed to lack clarity or to otherwise give insufficient notice of how we share personal information, if we share personal information in violation of our privacy policy, or if third parties with whom we share personal information fail to protect the privacy of that information. Our legal liability could include significant defense costs, settlement costs, damages and penalties. Also, any claim that we failed to protect the privacy of our users’ personal information could damage our reputation with consumers, which could significantly impair our ability to attract clients. Any of these outcomes could have a significant negative impact on our business and financial performance.

Our failure to effectively manage the growth of our technology and control systems to service consumers and agents and maintain legal compliance could adversely affect our financial position.

As our business grows in terms of the number of consumers, agents and transactions we service, and the distribution channels in which we offer our products and services, our success will depend on our ability to expand, maintain and improve the technology that supports our business operations, as well as our financial and management information and control systems, and to maintain effective cost controls. Our ability to manage these efforts and to maintain legal compliance could be thwarted by many factors, including turnover in management and the lack of adequate staffing with the requisite expertise and training. If our operational technology is not sufficient to service agents and their clients, then the number of agents who wish to use our products could decrease, the level of client service and transaction volume afforded by our systems could suffer, and our costs could increase. In addition, if our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to satisfy regulatory scrutiny or contractual obligations with third parties and may suffer a loss of reputation. Any of these events could negatively affect our financial position.

Our business, financial condition and reputation may be substantially harmed by security breaches, interruptions, delays and failures in our systems and operations.

The performance and reliability of our systems and operations are critical to our reputation and our ability to attract and service home buyers, home sellers and agents, as well our ability to attract brokerages to our Powered by Zip network. Our systems and operations are vulnerable to security breaches, interruption or malfunction due to certain events beyond our control, including natural disasters, such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In addition, we rely on third party vendors to operate our network infrastructure co-location and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially reduce the transaction volume that can be processed with our systems, impair quality of service, increase costs, prompt litigation and other consumer claims, and damage our reputation, any of which could substantially harm our financial condition.

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.

To date, our business has been conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, in the markets that we served through our owned-and-operated brokerage at the end of 2011, we derived more than one-third of our net transaction revenues for that year in the State of California. Our geographic concentration makes us more vulnerable to forces and events beyond our control, such as regional disasters including earthquakes, severe weather, economic or market conditions, terrorist attacks, or population shifts away from our markets. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically. In addition, our headquarters is located in the San Francisco Bay region of California, which is known for earthquakes. A disaster in this region could interrupt our financial functions and impair access to internal systems, documents and equipment that are critical to the operation of our business.

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

As noted above, our business depends on the protection and utilization of our intellectual property to provide our products and services. We may bring lawsuits to protect against the potential infringement of our intellectual property rights. In addition, other companies, including our competitors, may make claims against us alleging our infringement of their intellectual property rights. For example, two companies have filed lawsuits against us alleging that our mobile applications infringe upon their patents. These lawsuits and any other intellectual property claims brought by or against us, with or without merit, could be time-consuming and expensive to litigate or settle and could significantly divert management resources and attention. If we are unable to resolve those claims in our favor, we may be required to pay damages, to stop using any infringing technology, to seek a license for that technology, which may not be available on acceptable terms, or to develop alternative non-infringing technology, which may require significant effort and expense. If we cannot license or develop alternative technology for any infringing aspects of our business on attractive terms, we may be forced to limit our product and service offerings. Any of these results could harm our business.

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

The trading price of our common stock may fluctuate widely. For example, our closing stock price on The NASDAQ Stock Market for the 52 weeks ended March 1, 2012 ranged from a low of $1.02 to a high of $3.12. Many factors can cause stock price fluctuation, some of which are beyond our control. These factors include, among others, the risks identified above, as well as the following factors:

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

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own a significant percentage of our outstanding common stock, totaling about one-quarter as of March 1, 2012. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to influence significantly all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

Item 1B.    Unresolved Staff Comments:

None.

Item 2.    Properties:

Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 23,803 square feet of office space, under a lease that expires in July 2017. This facility accommodates our principal administrative and finance operations. We typically occupy a leased facility in each of our operating districts to accommodate offices for our [district director, district broker and support staff]. We generally do not provide office space for our agent force. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available for lease to meet our future needs.

Item 3.    Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing our initial investigation of this matter, we do not currently believe that we have infringed on any patent, or that we have any liability for the claims alleged, and, thus, we intend to vigorously defend against this lawsuit.

On January 18, 2012, we were named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Illinois, Earthcomber, LLC v. ZipRealty, Inc., by plaintiff, Earthcomber, LLC. The complaint alleges that we have infringed on patents owned by Earthcomber relating to a feature in our mobile device application technology and seeks unspecified damages. The plaintiff has filed similar complaints against several other defendants.  After completing our initial investigation of this matter, we do not currently believe that we have infringed on any patent, or that we have any liability for the claims alleged, and, thus, we intend to vigorously defend against this lawsuit.

On September 26, 2011, the California State Labor Commissioner filed a lawsuit against us in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerns our compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. We have filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Accordingly, we believe that this claim is without merit and, thus, we intend to vigorously defend against this lawsuit.

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerns our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. In addition to the federal law allegations, the complaint also alleges violations of the Arizona Minimum Wage law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. We believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with federal and state law. Accordingly, we believe that this claim is without merit and, thus, we intend to vigorously defend against this lawsuit.

On February 29, 2012, one real estate agent formerly employed by us, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc. concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. We believe that the claims in this case are nearly identical to those in the State Labor Commissioner, etc., v. ZipRealty, Inc. matter and as in that matter, we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Accordingly, we believe that this claim is without merit and, thus, we intend to vigorously defend against this lawsuit.

In August and September 2010, four of our former employee real estate agents in California filed complaints with the California Division of Labor Standards Enforcement alleging that we failed to pay them minimum wage and overtime as required by California law. On November 9-10, 2010, the Division of Labor Standards Enforcement issued decisions in favor of these persons, and on November 30, 2010, we filed an appeal with the Superior Court of California, Kern County, in each of these matters, ZipRealty, Inc. v. Kinney, ZipRealty, Inc. v. Tomczak, ZipRealty, Inc. v. Radovicz and ZipRealty, Inc. v. Parson-Adams. On September 1, 2011, the court issued a judgment in favor of these persons totaling $330,202. On November 21, 2011, we reached a settlement with these four former agents and the Kern County Superior Court, which vacated the judgment against us in exchange for a payment to the four agents totaling $430,202 and a payment to the California Division of Labor Standards Enforcement of $155,867.

We are not currently subject to any other material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of the business.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.    Market for Our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market information

Our common stock began trading on The NASDAQ Stock Market under the symbol “ZIPR” on November 10, 2004. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by The NASDAQ Stock Market:

	High	Low
2010 Calendar year
First Quarter	$5.40	$3.86
Second Quarter	$4.89	$2.61
Third Quarter	$3.06	$2.52
Fourth Quarter	$3.47	$2.42
2011 Calendar year
First Quarter	$3.00	$2.54
Second Quarter	$2.84	$2.11
Third Quarter	$3.12	$1.36
Fourth Quarter	$1.90	$1.02

As of March 1, 2012, we had approximately 79 common stockholders of record and a substantially greater number of beneficial owners. Our closing stock price on March 8, 2012 was $1.25.

Dividend policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Data:

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8,. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data	(In thousands, except per share data)
Net revenues	$85,149	$118,696	$123,130	$107,450	$103,862
Operating costs and expenses
Cost of revenues (exclusive of amortization) (1)	45,757	67,185	71,254	62,063	57,821
Product development (1)	8,738	10,393	10,372	9,317	8,112
Sales and marketing	28,079	43,545	41,881	40,571	38,256
General and administrative	10,025	13,376	13,405	12,789	15,409
Restructuring charges, net	2,339	—	—	—	—
Litigation (recovery), net	—	—	—	(1,355)	3,550
Total operating costs and expenses	94,938	134,499	136,912	123,385	123,148
Loss from operations	(9,789)	(15,803)	(13,782)	(15,935)	(19,286)
Other income (expense), net:
Interest income	58	253	718	2,518	4,401
Other income (expense), net	—	—	1	75	1
Total other income (expense), net	58	253	719	2,593	4,402
Loss before income taxes	(9,731)	(15,550)	(13,063)	(13,342)	(14,884)
Provision for (benefit from) income taxes	—	—	(171)	—	—
Net loss	$(9,731)	$(15,550)	$(12,892)	$(13,342)	$(14,884)
Net loss per share:
Basic and diluted	$(0.47)	$(0.76)	$(0.64)	$(0.64)	$(0.66)
Weighted average common shares outstanding:
Basic and diluted	20,543	20,510	20,242	20,917	22,586

(1) Amortization of internal-use software and website development costs included in product development	$1,095	$1,117	$943	$639	$792

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data	(In thousands)
Cash, cash equivalents and short-term investments	$22,135	$32,341	$44,134	$49,389	$80,467
Working capital	19,663	26,698	38,028	45,581	72,314
Total assets	28,296	39,805	52,392	59,967	90,819
Total long-term liabilities	781	179	327	441	503
Total liabilities	6,464	9,904	10,762	9,316	13,093
Total stockholders’ equity	21,832	29,901	41,630	50,651	77,726

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

OVERVIEW

General

We are a leading national provider of proprietary technology and online marketing capabilities in the residential real estate brokerage industry. For home buyers and sellers who increasingly demand control, choice and seamless, customized service, we offer Internet-enabled, state-of-the-art technology and access to information that real estate professionals can combine with their own local knowledge and personal expertise to offer an exceptional start-to-finish experience to their clients. For real estate professionals who seek more productive ways to conduct business in our fiercely competitive industry, we provide technology and online marketing tools to enhance their online sales channel, including the attraction, incubation and service of their clients. Our technology and online marketing products serve our full-service, owned-and-operated residential real estate brokerage business, as well as our Powered by Zip network of leading third-party local brokerages in select markets.

Our website consistently receives more traffic than any other residential real estate brokerage in the nation, according to reports by Hitwise, an information services company. As of March 1, 2012, we had approximately 1.9 million active registered users who had accessed our website within the last year. We conduct our owned-and-operated brokerage in 20 markets nationwide, all of which were opened prior to May 2009: Baltimore, MD, Washington, D.C., Boston, MA, Chicago, IL, Dallas, TX, Los Angeles, CA, Orange County, CA, Phoenix, AZ, Sacramento, CA, San Diego, CA, the San Francisco Bay area, CA, Seattle, WA, Las Vegas, NV, Houston, TX, Orlando, FL, Austin, TX, Denver, CO, Richmond, VA, Westchester County/ Long Island, NY, and Portland, OR. We have announced an agreement to transition our existing owned-and-operated brokerage business in a 21st market — Salt Lake City, UT — to a local brokerage that is joining our Powered by Zip network, and we expect to complete that transition shortly. Once that transition is complete, our Powered by Zip network will serve leading local brokerages in seven markets where we do not otherwise conduct business, including Tucson, AZ, Atlanta, GA, Jacksonville, FL, Raleigh-Durham, NC, the Greater Philadelphia area, PA, and Nashville, TN. The markets in our owned-and-operated brokerage and Powered by Zip network are served by over almost 1,900 local, licensed real estate agents, all of whom are independent contractors.

We derive the majority of our net revenues from commissions earned in our owned-and-operated brokerage representing buyers and sellers in residential real estate transactions. We record commission revenues net of any commission discount, transaction fee adjustment or, when applicable, rebate. Net transaction revenues are principally driven by the number of transactions closed and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission received on each transaction and can vary significantly by market. We also derive commission referrals from net commission earned by brokerages in our Powered by Zip network and we derive revenues from certain marketing arrangements with residential mortgage service providers, the sale of online marketing, lead referral fees and other revenues, For example, we receive marketing fees from a mortgage lender to whom we provide access through the mortgage center on our website, who pay us a flat marketing fee that is established on a periodic basis. Historically, non-commission revenues represented less than 5% of our net revenues during any period, although they have exceeded 5% since the fourth quarter of 2010 due to relatively weak transaction revenues, as well as efforts to diversify our revenue stream. We routinely explore opportunities to grow our non-commission revenues through marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home, and as we develop these opportunities, our non-commission revenues may represent a greater percentage of our net revenues in future periods than historically.

Recent changes in our business model

Conversion of agents to independent contractor model: Until 2010, the real estate agents in our owned-and-operated brokerage business were typically employees. In February 2010, we began transitioning those agents to an independent contractor model in some of our markets, and we completed that transition in the remainder of our markets by January 2011. Through this modified business model, we have empowered our local offices and real estate professionals to make decisions that are better tailored to the dynamics of their particular markets, with the goal of increasing productivity and customer service levels. We have also minimized management oversight of day-to-day agent activities, thereby reducing costs for field sales support, corporate sales support and corporate administration.

Restructuring and realignment: In early 2011, we restructured our business to heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets. To that end, we closed our offices in twelve markets in the first quarter of 2011: Fresno/Central Valley, CA, Charlotte, SC, Naples, FL, Jacksonville, FL, Miami, FL, Palm Beach, FL, Tampa, FL, Hartford, CT, Minneapolis, MN, Virginia Beach, VA, Tucson, AZ, and Atlanta, GA. As we closed our offices in Tucson and Atlanta, we transitioned our local operations to third-party brokerages in our Powered by Zip network, and after we closed our offices in Jacksonville, we added a third-party brokerage in that market to our Powered by Zip network, as discussed below. We also reorganized local management responsibilities and significantly reduced our corporate sales support and administration, which encouraged greater local independence and efficiency, and which reduced our full year 2011 corporate expenses, excluding cost of revenue and certain one-time charges, by about one-third from 2010. In the fourth quarter of 2011, we continued our restructuring by closing our offices in Raleigh-Durham, NC, and the Greater Philadelphia area, PA, while transitioning our operations in those markets to our Powered by Zip network, and we are currently in the process of doing likewise in Salt Lake City, UT, all as discussed below. We also began to realign our organization to operate more efficiently and to refocus our resources on the highest value priorities, including by combining our product and marketing functions, and by separating our brokerage operations from our technology and marketing functions. We have created and are seeking a person to fill a new position — President of Brokerage Operations — to drive our owned-and-operated brokerage going forward.

Introduction of Powered by Zip network: In early 2011, we began to build our Powered by Zip network with select third-party local brokerages. We have since transitioned our previous owned-and-operated brokerage business in the markets of Tucson, AZ, Atlanta, GA, Raleigh-Durham, NC, and the Greater Philadelphia area, PA, to the third-party brokers who have joined our Powered by Zip network. We also service brokerages through our Powered by Zip network in the markets of Jacksonville, FL, where we had ceased to conduct brokerage operations prior to the time we added that market to our network, and in the new market of Nashville, TN. We have announced an agreement to transition our existing owned-and-operated brokerage business in the market of Salt Lake City, UT, to a local brokerage that is joining our Powered by Zip network, and we expect to complete that transition shortly.

End of buyer rebates: Until recently, for home buyers in our owned-and-operated brokerage business, we typically shared 20% of our commissions with them in the form of a cash rebate, where permitted by law. On July 1, 2011, we announced that we were discontinuing our commission rebate program, although home buyers who entered into a contract to purchase a home by July 15, 2011, and who closed escrow on the transaction by August 31, 2011, remained eligible to receive the rebate, subject to certain additional restrictions. By eliminating buyer rebates, we have focused consumer attention on our full-service, technology-enhanced customer service, as well as improved the financial productivity of real estate professionals in our owned-and-operated brokerage business. We expect that the termination of our rebate program will increase our average net revenue per transaction, but it may negatively impact our transaction volume. Also, net revenue increases resulting from the termination of the rebate program may be offset by increases in our agent compensation programs. We believe that the termination of our rebate program had a modest positive impact on our financial results for the second half of 2011, and we expect it to continue to have a positive impact on our financial results for full year 2012.

Opening access to our website: Prior to 2011, we imposed a user registration requirement on most of the MLS data available on our website, whether or not required by local MLS rules. Beginning in February 2011, we began to open access to the MLS information available on our website data by removing our user registration requirement to the extent not required by MLS rules. Currently, in every market in our owned-and-operated brokerage, and in every market in our Powered by Zip network except Tucson, AZ, consumers who come directly to our website are no longer required to register with us in order to view home prices, photos, maps, and other property listings details permitted under MLS rules to be shown without registration. Through this open website, we seek to attract more consumers, rank higher within search engine results, improve the quality of the leads that ultimately choose to register on our website, better showcase the real estate professionals in our owned-and-operated brokerage and in our Powered by Zip network, and improve customer acquisition costs.

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We believe that conditions such as tight lending criteria, high numbers of distressed properties, and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time, although demand for housing may have been bolstered in 2011 by historically low mortgage rates. For the foreseeable future in 2012, we currently believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, shadow inventory levels, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

Speed of foreclosures. In late 2010, concern grew that mortgage lenders were possibly not fulfilling all the legal requirements for valid foreclosure proceedings, As regulators began investigating mortgage lending practices, banks began processing foreclosures more cautiously. Although a settlement, subject to court approval, has been reached between the federal government and five of the country’s largest banks concerning their mortgage lending practices, regulators may continue to pursue legal action against these and other banks. It is presently unclear what impact this settlement and future regulatory activity will have on foreclosure activities by banks. We cannot predict the pace at which banks will process their foreclosure pipelines and what impact, if any, this situation will have on the residential real estate market.

Federal action. The federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit. Some of those efforts, such as the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” temporarily boosted home sales in earlier periods, but often by accelerating home purchase decisions from later periods, not by creating new housing demand. When such programs ended, the residential real estate market was left once again to suffer the pressures of poor macroeconomic conditions. In addition, the federal Housing and Economic Recovery Act of 2008 sought to ease the tightness in mortgage lending in certain higher-priced markets by increasing the cap on loans guaranteed by federally insured mortgage programs under Fannie Mae, Freddie Mac, the Federal Housing Administration and the Veterans Administration from a maximum of $625,500 to a maximum of $729,750. This increase expired on October 1, 2011. In November 2011, a federal law reinstated the expired higher loan limits for loans guaranteed by the Federal Housing Administration and the Veterans Administration, but not for loans guaranteed by Fannie Mae and Freddie Mac. The expiration of the higher loan limits for loans guaranteed by Fannie Mae and Freddie Mac may negatively impact the availability of mortgages and the housing market in certain higher-priced markets.

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

Current residential real estate market conditions. Recent indicators of national residential real estate market conditions include the following:

•	Volume: According to the National Association of REALTORS®, or NAR, existing home sales nationwide in the fourth quarter of 2011 were up 9.2% year-over-year, with volume increases in all major regions of the country. Those increases may have been due, in part, to the negative impact in the fourth quarter of 2010 of the expiration of the federal first-time home buyer tax credit, which is discussed below under “Fluctuations in quarterly profitability,” and the market continues to be impacted by the lingering economic pressures discussed above.

•	Price: According to NAR, in the fourth quarter of 2011, the national median existing home sales price decreased by 4.2% year-over-year, with price decreases in all major regions of the country. We perceive that overall prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•	Inventory: According to NAR, in the fourth quarter of 2011, the inventory levels of existing homes decreased by 21.2% year-over-year. We are unable at the present time to tell what impact, if any, the foreclosure processing delays instituted by many major mortgage lenders will have on future inventory levels.

•	Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the fourth quarter of 2011, the percentage of our sales transactions composed of distressed properties in our owned-and-operated markets was approximately 37%, which was essentially flat year-over-year for those same markets. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

•	Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. Shadow inventory can occur when lenders put REO properties (properties that have been foreclosed or forfeited to lenders) on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. It is difficult to assess the current volume of shadow inventory and its future impact on the residential real estate market, particularly given the uncertainty surrounding the foreclosure processing delays instituted by many major mortgage lenders, discussed above.

Fluctuations in quarterly profitability. We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors, including ongoing market challenges, government intervention, seasonality, and, in previous years, new market expansion and legal settlements.

For example, in 2009, the federal government introduced a program to provide a tax credit of up to $8,000 to first-time home buyers, meaning buyers who had not owned a home in the preceding three years, and a tax credit of up to $6,500 to repeat home buyers, meaning buyers who had lived in their current homes for five consecutive years in the past eight years. To take advantage of the program, buyers must have entered into a home purchase contract by April 30, 2010, and must have completed the purchase by September 30, 2010. We believe that this program had a positive effect on home sales volume in 2009 and the first half of 2010, particularly in the second quarter of 2010. However, we also believe that the program accelerated the decision to purchase a home for some buyers, which resulted in fewer sales in the second half of 2010, and possibly later. Accordingly, during the first half of 2011, the year-over-year comparison in sales volume was distorted negatively by the positive impact of the federal tax credit program during the first half of 2010. Conversely, in the second half of 2011, the year-over-year comparison in sales volume was distorted positively by the negative impact during the second half of 2010 of the expiration of the federal tax credit program.

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

Revenue recognition

We derive the majority of our net revenues from commissions earned in our owned-and-operated residential real estate brokerage, and from commission referrals earned from brokers in our Powered by Zip network. We recognize commission based revenues upon closing of a sale and purchase transaction, net of any rebate, commission discount or transaction fee adjustment. These transactions typically do not have multiple deliverable arrangements.

Non-commission based revenues are derived primarily from marketing agreements with residential mortgage service providers, the sale of online advertising, lead referral fees and other revenues. We classify these revenues as marketing and other revenues. Marketing service revenues are recognized over the term of the agreements as the contracted services are delivered. Advertising revenues on contracts are recognized as impressions are delivered or as clicks are provided to advertisers. Advertising and marketing contracts may consist of multiple deliverables which generally include a blend of various impressions or clicks as well as other marketing deliverables. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured.

Revenue is recognized only when the price is fixed or determinable, persuasive evidence an arrangement exists, the service has been delivered and collectability of the resulting receivable is reasonably assured.

 Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our ZipRealty Agent Platform, or “ZAP,” in accordance with the guidance set forth in the related accounting standards. We capitalize internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. We amortize these costs over their estimated useful lives, which typically is 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

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

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities.

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at December 31, 2011.

Restructuring costs

In connection with our cost reduction initiatives, we record restructuring charges for employee termination costs, costs related to leased facilities to be abandoned or subleased, fixed asset impairments and other exit-related costs. Formal plans are developed and approved by management. Restructuring costs related to employee severance and related expenses are recorded when probable and estimable. Fixed assets impaired as a result of restructuring are typically accounted for as assets held for sale or are abandoned. The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and costs associated with the planned restructuring activity, including estimating sublease income and the fair value, less selling costs, of fixed assets being disposed of. Estimates of future liabilities may change, requiring us to record additional restructuring charges or to reduce or reverse the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued liabilities to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with the approved restructuring plan. In the event circumstances change and the provision is no longer required, the provision is reversed.

Litigation

We are involved in legal proceedings on an ongoing basis. Based upon our evaluation and consultation with outside counsel handling our defense in these matters and an analysis of potential results, we accrue for losses related to litigation if we determine that a loss is probable and it can be reasonably estimated. If only a range of estimated losses can be determined, then we record an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the low end of the range. Any such accrual is charged to expense in the appropriate period. We record litigation expenses in the period in which the litigation services were provided.

 RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Statements of Operations Data	(In thousands, except per share amounts)
Net Revenues	$85,149	$118,696	$123,130
Operating costs and expenses
Cost of revenues (exclusive of amortization) (1)	45,757	67,185	71,254
Product development (1)	8,738	10,393	10,372
Sales and marketing	28,079	43,545	41,881
General and administrative	10,025	13,376	13,405
Restructuring charges, net	2,339	—	—
Total operating costs and expenses	94,938	134,499	136,912
Loss from operations	(9,789)	(15,803)	(13,782)
Other income (expense), net:
Interest income	58	253	718
Other income (expense), net	—	—	1
Total other income (expense), net	58	253	719
Loss before income taxes	(9,731)	(15,550)	(13,063)
Provision for (benefit from) income taxes	—	—	(171)
Net loss	$(9,731)	$(15,550)	$(12,892)
Net loss per share:
Basic and diluted	$(0.47)	$(0.76)	$(0.64)
Weighted average common shares outstanding:
Basic and diluted	20,543	20,510	20,242

(1) Amortization of internal-use software and website development costs included in product development	$1,095	$1,117	$943

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
Statements of Operations Data	2011	2010	2009
Net Revenues	100.0%	100.0%	100.0%
Operating costs and expenses
Cost of revenues	53.7	56.6	57.9
Product development	10.3	8.7	8.4
Sales and marketing	33.0	36.7	34.0
General and administrative	11.8	11.3	10.9
Restructuring charges, net	2.7	—	—
Total operating costs and expenses	111.5	113.3	111.2
Loss from operations	(11.5)	(13.3)	(11.2)
Other income (expense), net:
Interest income	0.1	0.2	0.6
Other income (expense), net	—	—	—
Total other income, net	0.1	0.2	0.6
Loss before income taxes	(11.4)	(13.1)	(10.6)
Provision for (benefit from) income taxes	—	—	(0.1)
Net loss	(11.4)%	(13.1)%	(10.5)%

Comparison of the years ended December 31, 2011 and December 31, 2010

Other operating data (1)

	Twelve Months Ended December 31,		Increase	Percent
	2011	2010	(Decrease)	Change
Number of markets – same markets (2)	21	21	—
Number of markets – total markets	21	35	(14)

Number of transactions closed during the period – same markets (3)	13,489	16,655	(3,166)	(19.0)%
Number of transactions closed during the period – total markets (3)	14,255	22,013	(7,758)	(35.2)%

Average net revenue per transaction – same markets (4)	$5,679	$5,549	$130	2.3%
Average net revenue per transaction – total markets (4)	$5,599	$5,162	$437	8.5%

Number of agents at end of the period – same markets	1,701	2,532	(831)	(32.8)%
Number of agents at end of the period – total markets	1,701	3,403	(1,702)	(50.0)%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Same markets operating data excludes markets closed as the result of restructurings during 2011. The restructurings included closing our owned and operated brokerage offices in fourteen markets and eliminating additional positions in field sales support, corporate sales support and administration. Our operations in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta and Tucson were closed during the quarter ended March 31, 2011 and our operations in Philadelphia and Raleigh-Durham were closed during the quarter ended December 31, 2011.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Year Ended December 31,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$76,596	$92,417	$(15,821)	(17.1)%
Closed markets	3,213	21,220	(18,007)	(84.9)%
	79,809	113,637	(33,828)	(29.8)%
Marketing and other revenues	5,340	5,059	281	5.5%
Total net revenues	$85,149	$118,696	$(33,547)	(28.3)%

The decrease in our net transaction revenues of $33.8 million or 29.8% for the year ended December 31, 2011 compared to the year ended December 31, 2010 was driven primarily by a decrease in the number of transactions closed during the period of 7,758 or 35.2%. Transactions closed during the period on a same market basis were 13,489 compared to 16,655 last year, a decrease of 3,166 or 19.0%. We believe the decrease in same market transaction volume was attributable to the impact of changes in our business model involving the conversion of our agents to independent contractors as well as continued weak economic conditions, reduced availability of mortgage financing and high unemployment. Same market average net revenue per transaction for the period was $5,679 compared to $5,549 last year, an increase of $130 or 2.3%. We discontinued our commission rebate program during late summer 2011 resulting in lower cash rebates paid during the year which increased average net revenue per transaction in 2011 by approximately $359. This increase was partially offset by the impact of lower average homesale prices, which decreased average net revenue per transaction by approximately $229. Average net revenue per transaction in 2011 continued to be impacted by a combination of market factors that also impacted 2010, including overall decreases in housing prices from previous years, the impact of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices and ongoing reduced availability of consumer mortgage financing that particularly impacted the sale of higher priced housing.

The increase in marketing and other revenues for the year ended December 31, 2011 compared to the year ended December 31, 2010 was attributable to increased transaction referrals, principally from brokers in our Powered by Zip network of $0.3 million and advertising income of $0.3 million, offset by decreases in lead generation fees of $0.3 million.

We expect our net revenues to decrease in 2012 compared to 2011. Net transaction revenues are expected to decrease in 2012 due to a reduction in the number of transactions closed, resulting from markets closed or transitioned to our Powered by Zip network during 2011, and from ongoing pressure on the real estate market in our owned-and-operated brokerage business. Average net revenue per transaction is expected to increase primarily as a result the termination of our commission rebate program. We expect the decrease in net transaction revenues in 2012 will be partially offset by increased marketing and other revenues, primarily from increases in commission referral revenue from brokers in our Powered by Zip network.

Cost of revenues

During the quarter ended March 31, 2011, we completed the transition of our agent force from an employee model to an independent contractor model. Under the employee model, our cost of revenues consisted principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs and agent expense reimbursements. Under the independent contractor model, our cost of revenues consists principally of commissions and related costs. Agent commissions are generally paid on net transaction revenues plus referral and other revenues generated by our agents.

	Year Ended December 31,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$43,947	$55,136	$(11,189)	(20.3)%
Closed markets	1,810	12,049	(10,239)	(85.0)%
Total	$45,757	$67,185	$(21,428)	(31.9)%

The decrease in cost of revenues for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Same market cost of revenues for the year ended December 31, 2011 were $43.9 million compared to $55.1 million for the year ended December 31, 2010. Agent commissions decreased by approximately $4.8 million or 9.8%. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $6.4 million or 97.6% attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Same market cost of revenues as a percentage of net transaction revenues was 57.4% in 2011 compared to 59.7% in 2010.

We expect our cost of revenues will decrease in 2012, compared to 2011, because of the expected decrease net transaction revenues. Our cost of revenues move in relation to net transaction revenues on which commissions are based and also increases or decreases as a result of the mix of commission rates paid to our agents.

Product development

Product development expenses include our information technology costs relating to the maintenance of our website, proprietary technology platforms and system infrastructure. These costs consist primarily of compensation and benefits, software, equipment and infrastructure costs consisting primarily of facilities, communications and other operating expenses. Product development expenses also include amortization of capitalized internal-use software and website development costs.

	Year Ended December 31,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Product development	$8,738	$10,393	$(1,655)	(15.9)%

The decrease in product development expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to decreases in salaries and benefits of $1.0 million attributable to reductions in headcount, technology infrastructure costs of $0.7 million and depreciation of computer hardware and software expense of $0.1 million partially offset by an increase in consulting fees of $0.2 million. As a percentage of net revenues, product development expenses increased by 1.5 percentage points for the year ended December 31, 2011 compared to the year ended December 31, 2010.

We expect to continue enhancing tools and features on our website and technology platform for consumers and brokers in our Powered by Zip network but expect that our product development expenses will decrease in 2012 in absolute dollars and as a percentage of net revenues.

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

	Year Ended December 31,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Sales and marketing:
Market level	$22,538	$36,176	$(13,638)	(37.7)%
Regional/corporate sales support and marketing	5,541	7,369	(1,828)	(24.8)%
Total	$28,079	$43,545	$(15,466)	(35.5)%

Market level sales and marketing expenses decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of closing markets and eliminating positions in our remaining markets attributable to our 2011 restructuring. The decrease of $13.6 million or 37.7 % was principally attributable to decreases in salaries and benefits of $5.5 million, customer acquisition and marketing costs of $6.2 million, facilities and operating expenses of $1.5 million, travel of $0.2 million and recruiting and training of $0.2 million. Approximately $7.6 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net transaction revenues, market level sales and marketing expenses were 28.2% in 2011 compared to 31.8% in 2010.

Regional/corporate sales support and marketing expenses decreased by approximately $1.8 million and consisted primarily of decreased salaries and benefits of $1.1 million, operating expenses of $0.6 million and travel of $0.1 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.5% in 2011 compared to 6.2% in 2010.

We expect our market level and regional/corporate sales and marketing expenses to decrease in absolute dollars and as a percentage of net revenues for 2012 primarily as a result of our 2011 restructuring. The decrease in expenses consists of office operating expenses and customer acquisition and marketing cost in the markets that were closed as well as further expense reductions in the remaining markets and in the regional and corporate sales support and marketing operations.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expenses related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Year Ended December 31,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
General and administrative	$10,025	$13,376	$(3,351)	(25.1)%

General and administrative expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 decreased by approximately $3.4 million or 25.1% and were primarily attributable to decreased salaries and benefits of $3.1 million attributable to reductions in headcount, travel of $0.1 million, operating expenses of $0.5 million and professional fees of $0.5 million partially offset by an increase in legal settlements of $0.9 million. Salaries and benefits for the year ended December 31, 2010 include expenses associated with the departure of our former Chief Executive Officer and President of approximately $0.6 million. As a percentage of net revenues, general and administrative expenses were 11.8% for the year compared to 11.3% in the year ended December 31, 2010.

We expect our general and administrative expenses for 2012 will decrease in absolute dollars and as a percentage of net revenues primarily as a result of the full year impact of our 2011 restructuring. The decrease in expenses consists of salaries, benefits and other infrastructure costs eliminated largely as a result of the conversion of our agent force to independent contractors. This decrease may be offset by increased legal expenses attributable to current legal proceedings.

Restructuring charges, net

	Year Ended December 31,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$2,339	$—	$2,339	100.0%

During the year ended December 31, 2011, we implemented a cost reduction initiative, including closing brokerage operations in fourteen markets and reducing our workforce in the remaining market brokerage operations as well as in our corporate sales support and administrative functions. The restructuring charges include lease obligation costs and other non-cash charges relating to lease terminations of approximately $0.9 million and severance pay and related expenses of approximately $1.4 million. Adjustments to non-cash stock-based compensation expense resulting from expense reversals for unvested stock awards that were forfeited were not significant. At December 31, 2011, the aggregate outstanding restructuring liability was approximately $0.4 million, most of which relates to non-cancelable lease costs we expect to pay over the remaining term of the leases, which end by the third quarter of 2016.

Some expenses required estimates, particularly those related to our ability and the timing of generating sublease income and terminating lease obligations, and may require future adjustments to the amount of the restructuring charge recorded.

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended December 31,		Increase	Percent
	2011	2010	(Decrease)	Change
	(In thousands)
Interest income	$58	$253	$(195)	(77.0)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the year ended December 31, 2011, compared to the year ended December 31, 2010, was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred during the year.

Comparison of the years ended December 31, 2010 and December 31, 2009

Other operating data

	Twelve Months Ended December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
Number of markets	35	35	—

Number of transactions closed during the period (1)	22,013	23,100	(1,087)	(4.7)%

Average net revenue per transaction (2)	$5,162	$5,227	$(65)	(1.2)%

Number of agents at the end of the period	3,403	3,085	318	10.3%

(1)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(2)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

 Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Year Ended December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(In thousands)
Net transaction revenue	$113,637	$120,738	$(7,101)	(5.9)%
Marketing and other revenues	5,059	2,392	2,667	111.5%
Total net revenues	$118,696	$123,130	$(4,434)	(3.6)%

The decrease in our net transaction revenues of $7.1 million or 5.9% for the year ended December 31, 2010 compared to the year ended December 31, 2009 was driven primarily by a decrease in the number of transactions closed during the year of 1,087 or 4.7% and a decrease in average net revenue per transaction of $65 or 1.2%. The decrease in average net revenue per transaction was primarily attributable to a combination of factors including an overall decrease in housing prices, the impact of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices, and ongoing tightening in the availability of consumer mortgage financing that particularly impacted the sale of higher priced housing.

The increase in marketing and other revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily attributable to $0.8 million of advertising and $1.2 million in fees from marketing agreements, primarily, our mortgage services agreement with Bank of America.

Cost of revenues

Our cost of revenues consists principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs and agent expense reimbursements. Agent commissions are generally paid on net transaction revenues plus referral and other revenues generated by our agents.

	Year Ended December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(In thousands)
Cost of revenues	$67,185	$71,254	$(4,069)	(5.7)%

The decrease in cost of revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Agent commissions and payroll taxes increased by $0.3 million or 0.4% primarily attributable to the mix of agent commissions paid. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $4.3 million or 34.7% primarily attributable to the conversion during 2010 of most of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to changes made to the qualification standards of some of these programs as well as a decrease in the number of qualifying agents. All of our agents in New York, Nevada and California converted to independent contractor status during 2010 and agents in our remaining markets began converting to independent contractor status in December 2010 and completed the conversion as of January 31, 2011. Overall, cost of revenues as a percentage of net transaction revenues was 59.1% in 2010 compared to 59.0% in 2009.

Product development

Product development expenses include our information technology costs relating to the maintenance of our website, proprietary technology platforms and system infrastructure. These costs consist primarily of compensation and benefits, software and equipment and infrastructure costs consisting primarily of facilities, communications and other operating expenses. Product development expenses also include amortization of capitalized internal-use software and website development costs.

	Year Ended December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(In thousands)
Product development	$10,393	$10,372	$21	0.2%

The increase in product development expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due primarily to increases in technology infrastructure costs of $0.3 million and amortization of capitalized internal-use software and website development costs of $0.2 million partially offset by decreases in salaries and benefits of $0.2 million attributable to reductions in headcount and depreciation of computer hardware and software expense of $0.3 million. As a percentage of net revenues, product development expenses were flat for the year ended December 31, 2010 compared to the year ended December 31, 2009.

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

	Year Ended December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(In thousands)
Sales and marketing:
Market level	36,176	34,216	1,960	5.7%
Regional/corporate sales support and marketing	7,369	7,665	(296)	(3.9)%
Total	$43,545	$41,881	$1,664	4.0%

Market level sales and marketing expenses increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 by approximately $2.0 million or 5.7% principally attributable to increases in salaries and benefits of $0.6 million and customer acquisition and marketing costs of $1.9 million partially offset by a decrease in facilities and operating expenses of $0.5 million. As a percentage of net transaction revenues, market level sales and marketing expenses were 31.8% in the current year compared to 28.3% in the prior year.

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

	Year Ended December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(In thousands)
General and administrative	$13,376	$13,405	$(29)	(0.2)%

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

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(In thousands)
Interest income	$253	$718	$(465)	(64.8)%

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

Provision for income taxes

	Year Ended December 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(In thousands)
Provision for (benefit from) income taxes	$—	$(171)	$171	(100.0)%

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2012 are our cash, cash equivalents and short-term investments. As of December 31, 2011 and 2010, we had cash, cash equivalents and short-term investments at fair value of $22.1 million and $32.3 million, respectively. We had no bank debt, line of credit or equipment facilities at December 31, 2011 and 2010.

Operating activities

Our operating activities used cash in the amount of $8.3 million, $9.4 million and $3.8 million in the years ended December 31, 2011, 2010 and 2009, respectively. Cash used in the year ended December 31, 2011 resulted primarily from a net loss $9.7 million partially offset by $2.0 million of depreciation and amortization, $1.6 million of non-cash stock-based compensation expense and net changes in working capital. Cash used in the year ended December 31, 2010 resulted primarily from a net loss $15.6 million partially offset by $2.2 million of depreciation and amortization, $3.7 million of non-cash stock-based compensation expense and net changes in working capital. Cash used in the year ended December 31, 2009 resulted primarily from a net loss $12.9 million partially offset by $2.6 million of depreciation and amortization, $3.9 million of non-cash stock-based compensation expense and net changes in working capital.

Our primary source of operating cash flow is the collection of our net commission income from escrow companies or similar intermediaries in the real estate transaction closing process offset by cash payments for agent commissions and related costs as well as for product development, sales and marketing and general and administrative costs including employee compensation, benefits, client acquisition costs and other operating expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $7.6 million and $9.2 million for the years ended December 31, 2011 and 2009, respectively, and used cash of $0.9 million in the year ended December 31, 2010. Cash provided for the years ended December 31, 2011 and 2009 primarily represents the net proceeds from the sale and purchase of short-term investments offset by the purchase of property and equipment, including amounts expended for internal-use software and website development costs. Cash used for the year ended December 31, 2010 primarily represents the purchase of property and equipment, including amounts expended for internal-use software and website development costs offset by the net proceeds from the sale and purchase of short-term investments.

Currently, we expect our 2012 capital expenditures to be approximately $1.9 million primarily attributable to amounts capitalized for internal-use software and website development costs as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided an insignificant amount of cash in the year ended December 31, 2011 and used cash in the amount of $0.1 million and $0.1 million in the years ended December 31, 2010 and 2009, respectively. The use of cash for the years ended December 31, 2010 and 2009 represents primarily the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations, restructurings and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and online marketing initiatives, our rate of growth in our local markets and in expanding our Powered by Zip broker referral network and possible litigation settlements and legal fees. In addition, if the current macroeconomic environment and depressed state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash, cash equivalent and short-term investment balances, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2017. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2011.

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating lease commitments	$1,978	$2,669	$1,817	$456	$6,920

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, other than the indemnification agreements discussed in Note 6 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Recent Accounting Pronouncements” in Note 1 “The Company and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net revenue	$85,149	$118,696	$123,130
Adjusted EBITDA	$(2,988)	$(9,903)	$(7,294)
Adjusted EBITDA margin	(3.5)%	(8.3)%	(5.9)%

We present Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our performance. We believe Adjusted EDITDA provides useful information regarding the operating results of our core business activity and prospects for the future. We define Adjusted EBITDA as net income (loss) less interest income plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, stock-based compensation and further adjusted to eliminate the impact of certain items that we do not consider reflective of our ongoing core operating performance.

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Reconciliation of non-GAAP Adjusted EBITDA to net income (loss)	(In thousands)
Net loss	$(9,731)	$(15,550)	$(12,892)
Add back:
Interest income	(58)	(253)	(718)
Provision for (benefit from) income taxes	—	—	(171)
Depreciation and amortization	1,974	2,228	2,588
Stock-based compensation expense	1,610	3,672	3,899
Restructuring charges, net	2,339	—	—
Legal settlements (non-core-operating)	878	—	—
Non-GAAP Adjusted EBITDA	$(2,988)	$(9,903)	$(7,294)

Item 7A.Quantitative and Qualitative Disclosures About Market Risk:

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

As of December 31, 2011, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2011, there would be a negligible increase or decline in fair market value of the portfolio.

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

Item 8. Financial Statements and Supplementary Data:

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ZipRealty, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZipRealty, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 9, 2012

ZIPREALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$12,634	$13,393
Short-term investments	9,501	18,948
Accounts receivable, net of allowance of $35 and $103, respectively	1,209	1,959
Prepaid expenses and other current assets	2,002	2,123
Total current assets	25,346	36,423
Restricted cash	500	390
Property and equipment, net	2,211	2,712
Other assets	239	280
Total assets	$28,296	$39,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,096	$2,275
Accrued expenses and other current liabilities	4,337	7,450
Accrued restructuring charges, current portion	250	—
Total current liabilities	5,683	9,725
Other long-term liabilities	781	179
Total liabilities	6,464	9,904
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,167 and 24,136 shares issued and 20,565 and 20,541 shares outstanding, respectively	24	24
Additional paid-in capital	158,080	156,384
Accumulated other comprehensive income (loss)	(3)	13
Accumulated deficit	(118,656)	(108,925)
Treasury stock at cost: 3,602 and 3,595 shares, respectively	(17,613)	(17,595)
Total stockholders’ equity	21,832	29,901
Total liabilities and stockholders’ equity	$28,296	$39,805

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net revenues	$85,149	$118,696	$123,130
Operating costs and expenses
Cost of revenues (exclusive of amortization) (1)	45,757	67,185	71,254
Product development (1)	8,738	10,393	10,372
Sales and marketing	28,079	43,545	41,881
General and administrative	10,025	13,376	13,405
Restructuring charges, net	2,339	—	—
Total operating costs and expenses	94,938	134,499	136,912
Loss from operations	(9,789)	(15,803)	(13,782)
Other income (expense), net
Interest income	58	253	718
Other income (expense), net	—	—	1
Total other income (expense), net	58	253	719
Loss before income taxes	(9,731)	(15,550)	(13,063)
Provision for (benefit from) income taxes	—	—	(171)
Net loss	$(9,731)	$(15,550)	$(12,892)
Net loss per share:
Basic and diluted	$(0.47)	$(0.76)	$(0.64)
Weighted average common shares outstanding:
Basic and diluted	20,543	20,510	20,242

(1) Amortization of internal-use software and website development costs included in product development	$1,095	$1,117	$943

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated					Compre-
			Additional	Common	Other				Total	hensive
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated	Treasury Stock		Stockholders’	Income
	Shares	Amount	Capital	Warrants	Income (Loss)	Deficit	Shares	Amount	Equity	(Loss)
Balance at December 31, 2008	20,273	$24	$148,502	$4	$(246)	$(80,483)	3,436	$(17,150)	$50,651
Issuance of common stock upon exercise of stock options	17	—	21	—	—	—	—	—	21
Issuance of restricted common stock	204	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,917	—	—	—	—	—	3,917
Acquisition of treasury stock	(49)	—	—	—	—	—	49	(160)	(160)
Comprehensive loss:
Net loss	—	—	—	—	—	(12,892)	—	—	(12,892)	$(12,892)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	93	—	—	—	93	93
Total comprehensive loss										$(12,799)

Balance at December 31, 2009	20,445	24	152,440	4	(153)	(93,375)	3,485	(17,310)	41,630
Issuance of common stock upon exercise of stock options	130	—	159	—	—	—	—	—	159
Issuance of restricted common stock	76	—	—	—	—	—	—	—	—
Expiration of common stock warrants	—	—	4	(4)	—	—	—	—	—
Stock-based compensation expense	—	—	3,781	—	—	—	—	—	3,781
Acquisition of treasury stock	(110)	—	—	—	—	—	110	(285)	(285)
Comprehensive loss:
Net loss	—	—	—	—	—	(15,550)	—	—	(15,550)	$(15,550)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	166	—	—	—	166	166
Total comprehensive loss										$(15,384)

Balance at December 31, 2010	20,541	$24	$156,384	$—	$13	$(108,925)	3,595	$(17,595)	$29,901
ddy Issuance of common stock upon exercise of stock options	31	—	35	—	—	—	—	—	35
Stock-based compensation expense	—	—	1,661	—	—	—	—	—	1,661
Acquisition of treasury stock	(7)	—	—	—	—	—	7	(18)	(18)
Comprehensive loss:
Net loss	—	—	—	—	—	(9,731)	—	—	(9,731)	$(9,731)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(16)	—	—	—	(16)	(16)
Total comprehensive loss										$(9,747)
Balance at December 31, 2011	20,565	$24	$158,080	$—	$(3)	$(118,656)	3,602	$(17,613)	$21,832

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(9,731)	$(15,550)	$(12,892)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,952	2,198	2,557
Amortization of intangible assets	22	30	31
Stock-based compensation expense	1,610	3,672	3,899
Non-cash restructuring charges	59	—	—
Provision for doubtful accounts	(68)	74	3
Amortization (accretion) of short-term investment premium (discount)	164	626	5
Loss on disposal of property and equipment	127	120	44
Changes in operating assets and liabilities
Accounts receivable	818	(430)	19
Prepaid expenses and other current assets	121	603	716
Other assets	19	119	405
Accounts payable	(1,179)	655	(549)
Accrued expenses and other current liabilities	(3,113)	(1,319)	2,063
Accrued restructuring charges, current portion	250	—	—
Other long-term liabilities	602	(148)	(114)
Net cash used in operating activities	(8,347)	(9,350)	(3,813)
Cash flows from investing activities
Restricted cash	(110)	(280)	20
Purchases of short-term investments	(14,565)	(5,174)	(16,084)
Proceeds from sale or maturity of short-term investments	23,832	6,163	26,664
Purchases of property and equipment	(1,586)	(1,577)	(1,411)
Net cash provided by (used in) investing activities	7,571	(868)	9,189
Cash flows from financing activities
Proceeds from stock option exercises	35	159	21
Acquisition of treasury stock	(18)	(285)	(160)
Net cash provided by (used in) financing activities	17	(126)	(139)
Net increase (decrease) in cash and cash equivalents	(759)	(10,344)	5,237
Cash and cash equivalents at beginning of period	13,393	23,737	18,500
Cash and cash equivalents at end of period	$12,634	$13,393	$23,737
Supplemental cash flow information Non-cash investing and financing activities
Recognition of additional paid-in capital from common stock warrants due to exercise or expiration of common stock warrants	$—	$4	$—
Stock-based compensation capitalized in internal-use software and website development costs	$51	$63	$64

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

ZipRealty, Inc. (the “Company”), was incorporated in California in January 1999 and reincorporated in Delaware in August 2004. The Company provides an online marketing and sales system for residential real estate professionals. The Company’s owned and operated brokerages and its Powered by Zip network of third-party brokerages offer brokerage services through their agents, utilizing this system, to buyers and sellers in residential real estate transactions.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Effective for the year ended December 31, 2011, for income statement presentation purposes, amortization of internal-use software and website development costs of $1,117,000 and $943,000 have been reclassified from cost of revenues to product development for the years ended December 31, 2010 and 2009, respectively.

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

Revenue recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. This standard eliminates the use of the residual method and requires arrangement consideration to be allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) if VSOE is not available. The new standard provides additional flexibility to utilize best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or an estimated stand-alone pricing when the element has not previously been sold stand-alone. These estimates are generally based on pricing strategies, market factors and strategic objectives.

The Company adopted this accounting standard on January 1, 2011 on a prospective basis for applicable transactions originating or materially modified after December 31, 2010. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements, consolidated financial position, results of operations and cash flows for the year ended December 31, 2011.

The Company derives the majority of its revenue from commissions earned as agents in residential real estate transactions and from commission referrals earned from its network of third-party brokerages. Commission revenue is recognized upon closing of a transaction, net of any rebate or commission discount or transaction fee adjustment. These transactions typically do not have multiple deliverables.

Non- commission revenues are derived primarily from marketing agreements with residential mortgage service providers, the sale of online advertising, lead referral fees and other revenues. Marketing service revenues are recognized over the term of the agreements as the contracted services are delivered. Advertising revenues on contracts are recognized as impressions are delivered or as clicks are provided to advertisers. Advertising and marketing contracts may consist of multiple deliverables which generally include a blend of various impressions or clicks as well as other marketing deliverables. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured.

Revenue is recognized only when the price is fixed or determinable, persuasive evidence an arrangement exists, the service has been delivered and collectability of the resulting receivable is reasonably assured.

Cost of revenues

Cost of revenues consists of agent and broker commissions and related costs. During the last half of the year ended December 31, 2010 and the first quarter of the year ended December 31, 2011, the Company converted its agent force from an employee model to an independent contractor model. Under the employee model, cost of revenues consisted principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs and agent expense reimbursements. Under the independent contractor model, cost of revenues consists principally of commissions and related costs. Agent commissions are generally paid on transaction revenues plus referral and other revenues generated by our agents.

Cash and cash equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. At December 31, 2011 and 2010, $7,672,000 and $7,048,000, respectively, of money market funds, the fair value of which approximates cost, are included in cash and cash equivalents.

Short-term investments

The Company classifies fixed income securities with a maturity of over twelve months from the balance sheet date as short-term investments based on the funds being available for use in current operations, if needed. To date all fixed income securities have been classified as available-for-sale and carried at fair value, which is determined based on quoted market prices, with unrealized gains or losses, net of tax effects, included in accumulated other comprehensive income (loss) in the consolidated accompanying financial statements. Interest and amortization of premiums and accretion of discounts on fixed income securities are included in other income (expense), net, in the accompanying consolidated financial statements. Realized gains and losses are calculated using the specific identification method.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses and other current liabilities, approximate their fair values due to their short maturities.

Concentration of credit risk, significant customers and significant suppliers

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable and restricted cash.

The Company deposits its cash, cash equivalents and short-term investments with financial institutions that management believes to be of high credit quality, and these deposits may on occasion exceed federally insured limits. At December 31, 2011, substantially all of the Company’s cash, cash equivalents and short-term investments were managed, on behalf of the Company and, in accordance with its investment policy, by one financial institution. The fair values of these short-term investments are subject to fluctuations based on market prices.

The Company’s accounts receivable are derived from commissions earned which are due from escrow and other residential real estate transfer agents and from non-commission revenues including marketing agreements, advertising, lead referrals and other revenue. These accounts receivable are typically unsecured. Allowances for doubtful accounts are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for 10% or more of the accounts receivable at December 31, 2011 or 2010.

The Company derived 37%, 31% and 33% of its net transaction revenues during the years ended December 31, 2011, 2010 and 2009, respectively, in the State of California. No customer accounted for more than 10% of net revenues in 2011, 2010 or 2009.

 The Company generates leads for its agents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads is included in sales and marketing expenses. The Company’s largest third-party lead source, Google, generated approximately 22%, 20% and 14% of the Company’s leads in 2011, 2010 and 2009, respectively. HomeGain, Inc., which is a competitor for online customer acquisition, generated approximately 15%, 12% and 15% of the Company’s leads during 2011, 2010 and 2009, respectively.

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

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Stock-based compensation

The Company follows the accounting guidance for share-based payments which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, consultants and directors, including employee stock options and employee stock purchases, based on estimated fair values. Under the fair value recognition provisions the accounting standards, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense using the straight-line method over the requisite service period of the award.

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

Internal-use software and website development costs

The Company accounts for internal-use software and website development costs, including the development of its ZipRealty Agent platform (“ZAP”) in accordance with the applicable accounting guidance. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are expensed as incurred except for the costs of fees paid for cancelable maintenance contracts for internal use software purchased from third-party vendors. The costs of these fees incurred during the operating phase are recognized on a ratable basis over the period of expected economic benefit, which generally coincides with the contractual service period. The planning stage ends when the functional specifications for a release are complete. Costs incurred relating to architecture design and coding that result in additional functionality are capitalized in the application and infrastructure stage. These costs principally relate to payroll costs for employees directly involved in the development process. Capitalized internal-use software costs, included in property and equipment, are amortized over the software’s useful life, which is typically 24 months. Capitalized internal-use software and website development costs are amortized to product development. Costs incurred in connection with the research and development of the Company’s product and technology are expensed as incurred to product development.

The Company capitalized $1,297,000 and $1,189,000 in internal-use software costs during the years ended December 31, 2011 and 2010, respectively. Amortization expense totaled $1,095,000, $1,117,000 and $943,000 during the years ended December 31, 2011, 2010 and 2009, respectively. The amount of unamortized internal-use software costs at December 31, 2011 and 2010 was $1,289,000 and $1,168,000 respectively.

Advertising costs

The costs of advertising are expensed as incurred. Advertising expense was $356,000, $1,586,000, and $418,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Such expense is included in sales and marketing expense.

Income taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period adjusted for the change during the period in deferred tax assets and liabilities.

Comprehensive income (loss)

Comprehensive income (loss) is the sum of net income (loss) and unrealized gains (losses) on available-for-sale securities. Unrealized gains (losses) on investments are excluded from net income (loss) and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

Restructurings

In connection with the Company’s cost reduction initiatives, it records restructuring charges for employee termination costs, costs related to leased facilities to be abandoned or subleased, fixed asset impairments and other exit-related costs. Formal plans are developed and approved by management. Restructuring costs related to employee severance and related expenses are recorded when probable and estimable. Fixed assets impaired as a result of restructuring are typically accounted for as assets held for sale or are abandoned. The recognition of restructuring charges requires the Company to make judgments and estimates regarding the nature, timing, and costs associated with the planned restructuring activity, including estimating sublease income and the fair value, less selling costs, of fixed assets being disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce or reverse the amount of liabilities already recorded. At the end of each reporting period, management evaluates the remaining accrued liabilities to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with the approved restructuring plan. In the event circumstances change and the provision is no longer required, the provision is reversed.

Litigation

The Company is involved in legal proceedings on an ongoing basis. Based upon managements evaluation and consultation with outside counsel handling its defense in these matters and an analysis of potential results, losses related to litigation are accrued if it is determined that a loss is probable and can be it reasonably estimated. If only a range of estimated losses can be determined, then we record an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the low end of the range. Any such accrual is charged to expense in the appropriate period. The Company records litigation expenses in the period in which the litigation services were provided.

Segment reporting

Under the accounting standards for reporting information about operating segments in a company’s financial statements, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the Company’s Chief Executive Officer), or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates as one segment and in one geographic area, the United States of America.

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

In June 2011, the FASB issued new disclosure guidance, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, entities will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which has been deferred indefinitely) becomes effective at the same time as the new disclosure guidance for interim and annual periods beginning after December 15, 2011 which for the Company is January 1, 2012. The amendment will impact the presentation of the financial statements but will not impact on the Company’s consolidated financial position, results of operations or cash flows.

2. BALANCE SHEET COMPONENTS

Restricted cash

The Company’s restricted cash balance at December 31, 2011 was $500,000 which serves as collateral to a commercial card agreement of $300,000 and a letter of credit issued as a security deposit in connection with facility lease agreement of $200,000. The letter of credit expires in July 2012. The restricted cash balance at December 31, 2010 was $390,000 which served as collateral to a commercial card agreement of $300,000 and a letter of credit issued as a security deposit in connection with facility lease agreement of $90,000.

Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Computer hardware and software	$8,637	$8,750
Furniture, fixtures and equipment	2,017	2,398
Leasehold improvements	1,552	1,631
	12,206	12,779
Less: accumulated depreciation and amortization	(9,995)	(10,067)
Property and equipment, net	$2,211	$2,712

Depreciation and amortization expense, for the years ended December 31, 2011, 2010 and 2009 was approximately $1,952,000, $2,198,000 and $2,557,000, respectively.

Included in property and equipment at December 31, 2011 and 2010 is approximately $6,222,000 and $6,794,000, respectively, of fully depreciated property and equipment still in use.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Accrued agent commissions	$1,253	$2,188
Accrued compensation	1,357	2,415
Accrued marketing expenses	635	1,142
Other accrued expenses	1,092	1,705
Accrued expenses and other current liabilities	$4,337	$7,450

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	$(3)	$13
Accumulated other comprehensive income (loss)	$(3)	$13

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments

At December 31, 2011 and 2010, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	December 31, 2011				December 31, 2010
	Gross	Gross	Gross		Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)				(In thousands)
Money market funds	$10,320	$—	$—	$10,320	$11,659	$1	$—	$11,660
Certificates of deposits	250	—	—	250	—	—	—	—
Corporate obligations	1,745	—	—	1,745	5,238	8	(1)	5,245
US Government sponsored obligations	4,861	—	(3)	4,858	9,086	6	(1)	9,091
Total	$17,176	$—	$(3)	$17,173	$25,983	$15	$(2)	$25,996

	December 31,	December 31,
	2011	2010
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$7,672	$7,048
Short-term investments	9,501	18,948
Total	$17,173	$25,996

 At December 31, 2011 and 2010, the Company did not have any investments with a significant unrealized loss position. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The evaluation of asset-backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company determined that no impairment charge on investments needs to be recorded in the years ended December 31, 2011, 2010 and 2009. The factors evaluated in this determination may change and an impairment charge may be recorded in the future.

All of the investments at December 31, 2011 mature within one year or less.

Fair value measurements

The Company follows the fair value hierarchy, established by the accounting standard related to fair value measurement, to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At December 31, 2011 and 2010, there were no liabilities within the scope of the accounting standards. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio.

At December 31, 2011 and 2010, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$10,320	$—	$—	$10,320	$11,660	$—	$—	$11,660
Certificates of deposits	—	250	—	250	—	—	—	—
Corporate obligations	—	1,745	—	1,745	—	5,245	—	5,245
US Government sponsored obligations	—	4,858	—	4,858	—	9,091	—	9,091
Total	$10,320	$6,853	$—	$17,173	$11,660	$14,336	$—	$25,996

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(9,731)	$(15,550)	$(12,892)
Denominator:
Weighted average common shares outstanding; basic and diluted	20,543	20,510	20,242
Net loss per share; basic and diluted	$(0.47)	$(0.76)	$(0.64)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Options to purchase common stock	4,424	4,435	4,823
Warrants to purchase common stock	—	2	3
Nonvested common stock	29	138	251
	4,453	4,575	5,077

5. INCOME TAXES

The components of the provision for income taxes are as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$—	$—	$(171)
State	—	—	—
	—	—	(171)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total provision for (benefit from) income taxes	$—	$—	$(171)

There is no provision (benefit) for federal or state income taxes for the tax years ended December 31, 2011 and 2010 because the Company incurred operating losses during those years and has established a valuation allowance equal to the net deferred tax asset. The benefit for the year ended December 31, 2009 related to the carryback of net operating losses.

The difference between the Company’s effective income tax rate and federal statutory rate consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Statutory federal tax rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	0.00%	0.00%	0.00%
Federal NOL carryback	0.00%	0.00%	1.31%
Stock options	(2.27)%	(2.13)%	(3.92)%
Change in valuation allowance	(31.70)%	(31.86)%	(30.02)%
Other, net	(0.03)%	(0.01)%	(0.06)%
	0.00%	0.00%	1.31%

Deferred tax assets consist of the following at:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$35,743	$32,755
Allowances and accruals	5,539	5,295
Credits	23	23
Total gross deferred tax assets	41,305	38,073
Less: valuation allowance	(41,305)	(38,073)
Net deferred tax assets	$—	$—

 The Company has determined that a full valuation allowance should be maintained for its net deferred tax assets at December 31, 2011 and 2010. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

At December 31, 2011, the Company had approximately $100.0 million of federal and $77.1 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2019 for federal and 2012 for state tax purposes, respectively.

Approximately $5.4 million and $5.4 million of net operating loss carryforwards for federal and state income tax purposes, respectively, are attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital rather than current income when subsequently recognized.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. If an ownership change has occurred, utilization of the net operating loss carryforwards could be reduced significantly.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of December 31, 2011. The Company is subject to taxation the United States and various state jurisdictions. The tax years 2005-2011 remain open to examination by the federal and most state tax authorities.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through July 2017. The terms of the lease agreements provide for renewal options and escalation clauses. The Company amended the operating lease for its headquarters during July 2011, which extends the previous lease term through July 2017. Future gross and net lease commitments under non-cancelable operating leases at December 31, 2011 were as follows, in thousands:

	Gross
	Operating		Net Operating
	Lease	Sublease	Lease
	Commitments	Income	Commitments
Year ending December 31,
2012	$1,978	$(103)	$1,875
2013	1,479	(3)	1,476
2014	1,190	—	1,190
2015	968	—	968
2016	849	—	849
Thereafter	456	—	456
Total minimum lease payments	$6,920	$(106)	$6,814

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $2,331,000, $2,858,000 and $2,986,000 respectively.

Legal Proceedings

On March 26, 2010, the Company was named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. After completing its initial investigation of this matter, the Company does not currently believe that it has infringed on any patent, or that it has any liability for the claims alleged and, thus, it intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On September 26, 2011, the California State Labor Commissioner filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerns the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. The Company has filed an answer denying the allegations as it believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Accordingly, the Company believes that this claim is without merit and, thus, it intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time. An adverse resolution may have a material effect of the Company’s results of operations and financial condition including liquidity.

On January 18, 2012, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Illinois, Earthcomber, LLC v. ZipRealty, Inc., by plaintiff, Earthcomber, LLC. The complaint alleges that the Company has infringed on patents owned by Earthcomber relating to a feature in its mobile device application technology and seeks unspecified damages. The plaintiff has filed similar complaints against several other defendants.  After completing an initial investigation of this matter, the Company does not currently believe that it has infringed on any patent, or that it has any liability for the claims alleged, and, thus, it intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 17, 2012, two real estate sales agents formerly employed by the Company, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against it in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerns the Company’s compensation practices nationwide regarding its real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime as required by federal law. In addition to the federal law allegations, the complaint also alleges violations of the Arizona Minimum Wage law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. The Company believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with federal and state law. Accordingly, the Company believes that this claim is without merit and, thus, it intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 29, 2012, one real estate agent formerly employed by the Company, on behalf of herself and all other similarly situated individuals, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc. concerning the Company’s compensation practices regarding real estate agents in California. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. The Company believes that the claims in this case are nearly identical to those in the State Labor Commissioner, etc., v. ZipRealty, Inc. matter and as in that matter, the Company believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Accordingly, the Company believes that this claim is without merit and, thus, it intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

The Company is not currently subject to any other material legal proceedings. From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to the Company, and management believes that the resolution of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. A reasonably possible loss in excess of amounts accrued is not significant to the financial statements.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation authorizes 5,000,000 shares of preferred stock, $0.001 par value. At December 31, 2011 and 2010, there were no shares issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes 100,000,000 shares of common stock, $0.001 par value. At December 31, 2011 and 2010, there were 24,167,563 and 24,135,964 shares issued and 20,565,157 and 20,541,374 shares outstanding, respectively.

Treasury Stock

During the years ended December 31, 2011, 2010 and 2009, the Company repurchased approximately 6,000, 77,000 and 49,000 shares of its common stock for approximately $18,000, $285,000 and $160,000, respectively, to cover tax withholding obligations. These shares were repurchased in connection with the net share settlement provision of its Restricted Stock Award Agreement upon the vesting of restricted stock during the periods. During the years ended December 31, 2011 and 2010, there were approximately 1,000 and 33,000 shares, respectively, of restricted stock forfeited and transferred to treasury stock.

Common Stock Warrants

During the year ended December 31, 2010, the final warrant outstanding, for the purchase of an aggregate of 3,284 shares of the Company’s common stock, expired unexercised.

8. STOCK-BASED COMPENSATION

Stock Option Plans

The Company maintains two Board of Directors (“BOD”) approved stock plans, the 1999 Stock Option Plan (“1999 Plan”) and the 2004 Equity Incentive Plan (“2004 Plan”), both of which are collectively referred to as the “Stock Plans.” The Stock Plans provide for the granting of stock options to employees and consultants of the Company. Options granted under the Stock Plans may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Plan were made available under the 2004 Plan, and any shares that would have otherwise returned to the 1999 Plan are made available for issuance under the 2004 Plan. The Company has reserved approximately 3,186,000 shares of common stock for future issuance under the Stock Plans. The 2004 Plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the BOD. The 2004 Equity Incentive Plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding.

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

Other Stock Options

The BOD approved the registration of 325,000 and 180,000 shares of common stock underlying options issued outside the Company’s Stock Plans in December 2008 and September 2007, respectively. These nonstatutory stock options (“NSO”) were granted in connection with employment of executives with the Company and vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with the Company on the date of vest. These options were granted for a term of ten years. In October 2009, 23,000 shares of the September 2007 grant for 50,000 shares expired, unexercised and in January 2010, the remaining 27,000 of this option expired, unexercised.

Valuation Assumptions and Stock-based Compensation Expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility was based on the historical volatility of the Company’s common stock for the year ended December 31, 2011 and on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies for the years ended December 31, 2010 and 2009. The expected life of options granted during the years ended December 31, 2011, 2010 and 2009 was estimated by taking the average of the vesting term and the contractual term of the option as provided by the applicable accounting guidance.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	46-49%	46-48%	44-49%
Risk-free interest rate	1.1-2.7%	1.4-2.7%	0.5-2.7%
Expected life (years)	5.5-6.1	5.5-6.1	4.3-6.1
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.33	$1.86	$1.45

Stock-based compensation expense was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of revenues	$43	$305	$341
Product development	318	417	537
Sales and marketing	425	923	1,023
General and administrative	824	2,027	1,998
Total stock-based compensation expense	1,610	3,672	3,899
Tax effect on stock-based compensation expense	—	—	—
Net effect on net loss	$1,610	$3,672	$3,899

The Company recognized approximately $126,000 of stock-based compensation expense during the twelve months ended December 31, 2010 for stock option and restricted stock modifications in connection with the departure of the Company’s former Chief Executive Officer and President and two other officers.

The Company utilizes the hosted services of a third-party to automate the administration of its employee equity programs and calculate its stock-based compensation expense. The Company noted that stock-based compensation expense was incorrectly calculated and recorded an immaterial correction of an error of $246,000 relating to prior periods during the year ended December 31, 2010.

The accounting guidance requires that forfeitures be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of December 31, 2011, there was $2.5 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining period of 2.2 years. As of December 31, 2011, there was $13,000 of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining period of 0.3 years.

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

A summary of the Company’s stock option activity for the periods indicated was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2008	5,214	$6.78	7.30	$630
Options granted (1)	2,387	3.36
Options exercised	(17)	1.20
Options forfeited/cancelled/expired (2)	(3,389)	7.84
Outstanding at December 31, 2009	4,195	4.00	6.97	2,495
Options granted	1,064	3.96
Options exercised	(130)	1.22
Options forfeited/cancelled/expired	(932)	4.00
Outstanding at December 31, 2010	4,197	4.08	6.60	383
Options granted	777	2.80
Options exercised	(31)	1.10
Options forfeited/cancelled/expired	(780)	4.03
Outstanding at December 31, 2011	4,163	$3.87	6.01	$20
Vested and expected to vest at December 31, 2011	4,099	$3.88	5.97	$20
Exercisable at December 31, 2011	2,742	$4.18	4.89	$20

(1)	Includes options for 1,792,031 shares exchanged in the stock option exchange program.

(2)	Includes options for 2,898,269 shares exchanged in the stock option exchange program.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.10 on December 31, 2011, and the exercise price for the options that were in-the-money at December 31, 2011. The total number of in-the-money options exercisable as of December 31, 2011 was 182,000. Total intrinsic value of options exercised was $44,000, $238,000 and $39,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company settles employee stock option exercises with newly issued common shares.

 Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Restricted stock awards generally vest in 24 months or less, contingent upon employment with the Company on the date of vest. Stock-based compensation expense related to restricted stock for the years ended December 31, 2011, 2010 and 2009 was $78,000, $526,000 and $958,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
	(In thousands)
Nonvested at December 31, 2008	166	$6.06
Shares granted	204	2.80
Shares vested	(145)	4.22
Shares forfeited	—	—
Nonvested at December 31, 2009	225	4.29

Shares granted	76	4.74
Shares vested	(219)	3.99
Shares forfeited	(33)	6.43
Nonvested at December 31, 2010	49	4.90

Shares granted	—	—
Shares vested	(25)	4.90
Shares forfeited	(1)	4.90
Nonvested at December 31, 2011	23	$4.90

9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The Company is not required to contribute to the plan, however, beginning January 1, 2006 the Company elected to match 25% of the first employee contributions to the plan of up to 4% of pay. For the years ended December 31, 2011, 2010 and 2009, the Company contributed $82,000, $206,000, and $257,000, respectively.

10. RESTRUCTURING CHARGES, NET

During January 2011, the Company implemented a cost reduction initiative, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges include employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. For the year ended December 31, 2011, restructuring charges were comprised of the following (in thousands):

December 31,
2011
Employee severance and related expenses	$1,450
Lease obligation and other exit costs	830
Non-cash charges	59
Total restructuring charges, net	$2,339

The activity accrued restructuring charges for the year ended December 31, 2011 follows (in thousands):

	Employee	Lease
	Severance	Obligations
	and Related	and Other
	Expenses	Exit Costs	Total
Accrued restructuring charges at December 31, 2010	$—	$—	$—
Charges	1,468	879	2,347
Payments	(1,411)	(453)	(1,864)
Non-cash adjustments	—	(59)	(59)
Adjustments	(18)	10	(8)
Accrued restructuring charges at December 31, 2011	$39	$377	$416

Accrued restructuring charges as of December 31, 2011 relates primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations, which extend to 2016. Accrued restructuring charges as of December 31, 2011 were included in the Company’s consolidated balance sheet as follows (in thousands):

December 31,
2011
Accrued restructuring charges (current liabilities)	$250
Other long-term liabilities	166
Total accrued restructuring charges	$416

11. SUBSEQUENT EVENTS

During February 2012, the Company announced a restructuring, including a workforce realignment to more appropriately allocate resources to its key strategic initiatives. The workforce realignment involved investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that did not support its strategic priorities. During March 2012 the Company announced the transition of its owned-and-operated brokerage office in Salt Lake City to a third-party brokerage joining the Company’s Powered by Zip network. In connection with the workforce realignment and the closing of the Salt Lake City brokerage market, the Company expects to incur a pre-tax restructuring charge of approximately $1.1 million primarily for termination benefits and exit costs including a lease obligation. These actions are expected to be substantially complete and the charge recorded during the three months ending March 31, 2012.

12. UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2011. This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2011	(In thousands)
Net revenues	$18,522	$23,307	$23,575	$19,745
Cost of revenues (1)	9,781	12,672	12,597	10,707
Loss from operations	(2,010)	(853)	(987)	(5,939)
Net loss	(2,003)	(845)	(972)	(5,911)
Net loss per share:
Basic and diluted	$(0.10)	$(0.04)	$(0.05)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	20,542	20,534	20,549	20,494

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2010	(In thousands)
Net revenues	$27,007	$28,317	$37,584	$25,788
Cost of revenues (1)	15,457	15,989	20,708	15,031
Loss from operations	(4,062)	(5,130)	(303)	(6,308)
Net loss	(4,029)	(5,077)	(225)	(6,219)
Net loss per share:
Basic and diluted	$(0.20)	$(0.25)	$(0.01)	$(0.31)
Weighted average common shares outstanding:
Basic and diluted	20,454	20,404	20,338	20,342

(1)	Effective for the fourth quarter 2011, for income statement presentation purposes, amortization of internal-use software and website development costs have been reclassified from cost of revenues to product development. Accordingly, the first, second and third quarters of 2011 and the four quarters of 2010 have been reclassified to conform to the current presentation.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. As a smaller reporting company we are not required to include an attestation report of our independent registered public accounting firm.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information:

On March 8, 2012, the Compensation Committee of our Board of Directors approved the following compensation arrangements for two of our named executive officers:

•	Mr. Charles C. Baker, Chief Executive Officer and President, a grant of options to purchase 250,000 shares; and

•	Ms. Genevieve C. Combes, Senior Vice President, Corporate Development, a grant of options to purchase 100,000 shares.

Each grant is made up of three separate stock option agreements. Under the first stock option agreement, which covers one-third of the grant, the option vests as to 25% of those shares on the first anniversary of the date of grant and then vests ratably on a monthly basis over the following three years. Under the second stock option agreement, which covers another one-third of the grant, the option vests as to 25% of those shares on the first anniversary of the date of grant and then vests ratably on a monthly basis over the following three years; provided, however, that the option will accelerate and vest in full if the Company’s closing stock price on the NASDAQ Stock Market is equal to or greater than $5.00 per share for a period of 120 consecutive days. Under the third stock option agreement, which covers the remaining one-third of the grant, the option vests in full on the date that the Compensation Committee determines that the Company has achieved adjusted EBITDA profitability for full year 2012, and that option will be forfeited if the Compensation Committee determines that the vesting event has not occurred. Each vesting event is subject to the officer’s continued service to the Company on that date. The options were granted at an exercise price of $1.25 per share, which was the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant.

Also, on March 8, 2012, the Compensation Committee approved a Management Incentive Plan — Fiscal Year 2012. Eligible persons under the plan include all persons holding the position of Vice President or higher (other than certain Vice Presidents overseeing sales, who are covered under a separate incentive arrangement). The plan has been designed to motivate these employees to achieve the Company’s financial and operational goals for fiscal year 2012. Payments under the plan are subject to the Company’s achievement of minimum Adjusted EBITDA (defined under the plan as net income (loss) less interest income plus interest expense, provision for income taxes, depreciation and amortization expense, stock-based compensation and further adjusted to eliminate the impact of certain items that we do not consider reflective of the Company’s ongoing core operating performance) thresholds for fiscal year 2012. Incentives earned under the plan are structured as a single annual payment to be paid in cash. The Compensation Committee reserves the right to modify payments under the plan for any individual based on substandard or exceptionally outstanding performance. Incentive payments under the plan are subject to other terms and conditions, as set forth more fully in the copy of the plan that is filed as an exhibit to this report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance:

Executive officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption, “Directors.”

Section 16(a) beneficial ownership reporting compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Corporate governance

The information required by this item with respect to corporate governance is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption, “Board Committees — Audit Committee.”

Item 11. Executive Compensation:

The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption, “Compensation and Other Information Concerning Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.”

Equity compensation plan information

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options, warrants and rights awarded under our stockholder-approved plans (our 1999 Stock Option Plan and 2004 Equity Incentive Plan). The following table also provides such information concerning two options awarded outside of our equity plans, pursuant to NASDAQ Marketplace Rule 5635(c)(4), to new executives as an inducement material to acceptance of employment with us. The SVP Sales Grant (made on September 13, 2007 for 130,000 shares) and CFO Grant (made on December 11, 2008 for 325,000 shares) were each made at the respective exercise price set forth below, which was the closing price of our common stock on the respective grant date, and were structured to vest as to 25% on the first anniversary of the date of employment and thereafter at the rate of 1/48 per month on the first of each month, provided the respective executive remained in a service relationship with us. The CFO Grant terminates twelve months after such executive ceases to be a service provider to us, while the SVP Sales Grant terminates July 20, 2013, pursuant to a severance agreement entered into with that executive. These two grants are subject to the standard terms applicable to the Company’s other option grants.

			Number of Securities
	Number of		Available for
	Securities to be		Issuance Under
	Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in the First Column)
Plan Name and Type	(In thousands)		(In thousands)
Equity compensation plans approved by stockholders
1999 Stock Option Plan	257	$2.42	—
2004 Equity Incentive Plan	3,451	$4.00	3,186
Equity compensation not approved by stockholders
SVP Sales Grant	130	$6.68	—
CFO Grant	325	$2.56	—
Total	4,163	$3.87	3,186

Item 13. Certain Relationships and Related Transactions, and Director Independence:

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders,” and “Director Independence.”

Item 14. Principal Accountant Fees and Services:

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption, “Proposal 2 — Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedule:

(a) Documents filed with this report:

1. Financial Statements.

The following financial statements and related report of Independent Registered Public Accounting Firm are incorporated in Item 8 of this report:

•	Report of independent registered public accounting firm

•	Consolidated Balance Sheets at December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Notes Consolidated Financial Statements.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2011.

The following financial statement schedule of ZipRealty, Inc. for each of the past three years in the period ended December 31, 2011 should be read in conjunction with the Consolidated Financial Statements of ZipRealty, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance
	Beginning of	Costs and		at End
	Year	Expenses	Deductions	of Year

Description	(In thousands)
Fiscal year ended December 31, 2009
Provision for Doubtful Accounts	26	3	—	29
Deferred Tax Asset Valuation	28,233	3,858	—	32,091
Fiscal year ended December 31, 2010
Provision for Doubtful Accounts	29	88	14	103
Deferred Tax Asset Valuation	32,091	5,982	—	38,073
Fiscal year ended December 31, 2011
Provision for Doubtful Accounts	103	73	141	35
Deferred Tax Asset Valuation	38,073	3,232	—	41,305

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

Date: March 9, 2012

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

Name	Title	Date

/s/ Charles C. Baker	Chief Executive Officer, President and Director	March 9, 2012
Charles C. Baker	(Principal Executive Officer)

/s/ David A. Rector	Senior Vice President and Chief Financial	March 9, 2012
David A. Rector	Officer
(Principal Financial and Accounting Officer )

/s/ Donald F. Wood	Chairman of the Board of Directors	March 9, 2012
Donald F. Wood

/s/ Elisabeth H. DeMarse	Director	March 9, 2012
Elisabeth H. DeMarse

/s/ Robert C. Kagle	Director	March 9, 2012
Robert C. Kagle

/s/ Stanley M. Koonce, Jr.	Director	March 9, 2012
Stanley M. Koonce, Jr.

/s/ Gary A. Wetsel	Director	March 9, 2012
Gary A. Wetsel

Exhibit Index

Exhibit
Number	Description
3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 12, 2008

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(2)*	Form of Director and Executive Officer Indemnification Agreement, as in effect prior to May 2010

10.1(a)(3)*	Form of Director and Executive Officer Indemnification Agreement, revised May 2010

10.2(2)*	1999 Stock Option Plan

10.3(2)*	2004 Equity Incentive Plan

10.3(a)(4)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan

10.4(2)*	Form of Change of Control Agreement, as in effect prior to December 2010

10.4(a)(5)*	Form of Change of Control Agreement, revised December 2010

10.5(6)	Director Compensation Policy

10.6(2)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(a)(2)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(b)(7)	Third Amendment dated November 30, 2005 to Office Lease Agreement between ZipRealty, Inc. and CA-Emeryville Properties Limited Partnership (as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10.6(c)	Fourth Amendment dated as of July 29, 2011 to Office Lease Agreement between ZipRealty, Inc. and Emeryville Office, L.L.C. (as successor in interest to CA-Emeryville Properties Limited Partnership, as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10.7(8)*	Management Incentive Plan — Fiscal Year 2010, as amended March 4, 2010

10.8(9)*	Management Incentive Plan — Fiscal Year 2011

10.9*	Management Incentive Plan — Fiscal Year 2012

10.10(10)*	Form of Restricted Stock Award Agreement, dated as of March 4, 2010

10.11(11)*	Employment Agreement with Charles C. Baker dated October 14, 2010

10.12(12)*	Separation Agreement and Release with J. Patrick Lashinsky dated October 1, 2010

10.13(13)*	Separation Agreement and Release with William C. Sinclair effective as of October 22, 2010

10.14*	Separation Agreement and General Release with Sally Aldridge effective as of December 15, 2011

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (see signature page)

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) filed with the Securities and Exchange Commission on August 4, 2010.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 28, 2005.

(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2011.

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on June 19, 2007.

(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 6, 2005.

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) filed with the Securities and Exchange Commission on May 5, 2010.

(9)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2011.

(10)	Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 10, 2010.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (file No. 000-51002) filed with the Securities and Exchange Commission on October 14, 2010.

(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (file No. 000-51002) filed with the Securities and Exchange Commission on October 14, 2010.

(13)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file No. 000-51002) filed with the Securities and Exchange Commission on November 3, 2010.

*       Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

**          XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

