Form 10-Q
period 2012-03-31
ZIPREALTY INC
filed 2012-05-11
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

We had 20,637,304 shares of common stock outstanding at May 1, 2012.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2011, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report or in materials incorporated herein by reference.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$11,070	$12,634
Short-term investments	7,483	9,501
Accounts receivable, net of allowance of $28 and $35, respectively	1,423	1,209
Prepaid expenses and other current assets	1,776	2,002
Total current assets	21,752	25,346
Restricted cash	500	500
Property and equipment, net	2,201	2,211
Other assets	177	239
Total assets	$24,630	$28,296

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$684	$1,096
Accrued expenses and other current liabilities	3,628	4,337
Accrued restructuring charges, current portion	526	250
Total current liabilities	4,838	5,683
Other long-term liabilities	722	781
Total liabilities	5,560	6,464

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,222 and 24,167 shares issued and 20,617 and 20,565 shares outstanding, respectively	24	24
Additional paid-in capital	158,372	158,080
Accumulated other comprehensive income (loss)	—	(3)
Accumulated deficit	(121,713)	(118,656)
Treasury stock at cost: 3,605 and 3,602 shares, respectively	(17,613)	(17,613)
Total stockholders’ equity	19,070	21,832
Total liabilities and stockholders’ equity	$24,630	$28,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net revenues	$16,073	$19,745
Operating costs and expenses
Cost of revenues (exclusive of amortization) (1)	8,336	10,708
Product development (1)	1,802	2,200
Sales and marketing	5,831	8,155
General and administrative	2,106	2,357
Restructuring charges, net	1,062	2,264
Total operating costs and expenses	19,137	25,684
Loss from operations	(3,064)	(5,939)
Interest income	7	28
Loss before income taxes	(3,057)	(5,911)
Provision for (benefit from) income taxes	—	—
Net loss	$(3,057)	$(5,911)
Net loss per share:
Basic and diluted	$(0.15)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	20,573	20,494

(1) Amortization of internal-use software and website development costs included in product development	$285	$251

	Three Months Ended March 31,
	2012	2011
Comprehensive income:
Net loss	$(3,057)	$(5,911)
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	3	(7)
Comprehensive loss	$(3,054)	$(5,918)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(3,057)	$(5,911)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	437	482
Amortization of intangible assets	—	7
Stock-based compensation expense	224	388
Non-cash restructuring charges	2	54
Provision for doubtful accounts	(7)	(2)
Amortization (accretion) of short-term investment premium (discount)	21	93
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities
Accounts receivable	(207)	190
Prepaid expenses and other current assets	226	49
Other assets	62	1
Accounts payable	(412)	(66)
Accrued expenses and other current liabilities	(709)	(1,449)
Accrued restructuring charges, current portion	276	761
Other long-term liabilities	(59)	229
Net cash used in operating activities	(3,197)	(5,174)

Cash flows from investing activities
Proceeds from sale or maturity of short-term investments	2,000	7,400
Purchases of property and equipment	(429)	(421)
Net cash provided by investing activities	1,571	6,979

Cash flows from financing activities
Proceeds from stock option exercises	62	5
Net cash provided by financing activities	62	5
Net increase (decrease) in cash and cash equivalents	(1,564)	1,810
Cash and cash equivalents at beginning of period	12,634	13,393
Cash and cash equivalents at end of period	$11,070	$15,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2012 and 2011 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. The Company’s historical quarterly operations have been additionally impacted in recent years as a result of economic conditions and government programs that altered home buyer behavior. Net transaction revenues during the three months ended March 31, 2011 and 2010 accounted for approximately 23.0% and 21.9% of annual net transaction revenues in 2011 and 2010, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Effective for the year ended December 31, 2011, for income statement presentation purposes, amortization of internal-use software and website development costs were reclassified from cost of revenues to product development. Accordingly, $251,000 has been reclassified from cost of revenues to product development for the three months ended March 31, 2011.

Significant accounting policies

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

2. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments

At March 31, 2012 and December 31, 2011, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	March 31, 2012				December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
Money market funds	$7,167	$—	$—	$7,167	$10,320	$—	$—	$10,320
Certificate of deposits	250	—	—	250	250	—	—	250
Corporate obligations	982	—	—	982	1,745	—	—	1,745
US Government sponsored obligations	4,852	—	—	4,852	4,861	—	(3)	4,858
Total	$13,251	$—	$—	$13,251	$17,176	$—	$(3)	$17,173

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$5,768	$7,672
Short-term investments	7,483	9,501
Total	$13,251	$17,173

At March 31, 2012 and December 31, 2011, the Company did not have any investments with a significant unrealized loss position. All of the investments at March 31, 2012 mature within one year or less.

Fair Value Measurements

The Company follows the fair value hierarchy, established by the accounting standard related to fair value measurement, to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active; or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At March 31, 2012 and December 31, 2011, there were no liabilities within the scope of the accounting standards. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio.

At March 31, 2012 and December 31, 2011, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$7,167	$—	$—	$7,167	$10,320	$—	$—	$10,320
Certificates of deposits	—	250	—	250	—	250	—	250
Corporate obligations	—	982	—	982	—	1,745	—	1,745
US Government sponsored obligations	—	4,852	—	4,852	—	4,858	—	4,858

Total	$7,167	$6,084	$—	$13,251	$10,320	$6,853	$—	$17,173

3. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net loss	$(3,057)	$(5,911)

Denominator:
Shares used to compute EPS basic and diluted:	20,573	20,494
Net loss per share basic and diluted:	$(0.15)	$(0.29)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Options to purchase common stock	4,284	4,293
Nonvested common stock	20	49
	4,304	4,342

4. STOCK-BASED COMPENSATION

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted during the three months ended March 31, 2012 and 2011 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended March 31,
	2012	2011
Expected volatility	49%	47%
Risk-free interest rate	0.9% - 1.2%	2.5% - 2.7%
Expected life (years)	5.5 - 6.1	6.1
Expected dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$0.58	$1.39

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cost of revenues	$15	$60
Product development	20	85
Sales and marketing	26	74
General and administrative	163	169
Total stock-based compensation expense	224	388
Tax effect on stock-based compensation	—	—
Net effect on net income	$224	$388

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of March 31, 2012, there was $2.5 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.3 years. As of March 31, 2012, there was no unrecorded stock-based compensation related to unvested restricted stock.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	4,163	$3.87	6.01	$20
Options granted	1,075	1.25
Options exercised	(63)	0.99
Options forfeited/cancelled/expired	(265)	3.31
Outstanding at March 31, 2012	4,910	$3.36	6.34	$169
Exercisable at March 31, 2012	2,870	$4.19	4.43	$40

Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. The Company granted options for 183,000 shares during the three months ended March 31, 2012 that provide accelerated vesting if the Company’s closing stock price is equal to or greater than $5.00 per share for a period of 120 consecutive days and granted options for 183,000 shares that provide vesting in full if the Company achieves adjusted EBITDA profitability for the year ending December 31, 2012. Options generally expire after ten years. Options issued pursuant to the Company’s voluntary stock option exchange program, completed in July 2009, vest ratably over a 36 month period and expire after seven years.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.37 on March 30, 2012, and the exercise price for the options that were in-the-money at March 31, 2012. The total number of in-the-money options exercisable as of March 31, 2012 was 105,000. Total intrinsic value of options exercised was $17,000 and $1,000 for the three months ended March 31, 2012 and 2011, respectively. The Company settles employee stock option exercises with newly issued common shares.

 Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three months ended March 31, 2012 and 2011 was ($3,000) and $42,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2011	23	$4.90
Shares granted	—	—
Shares vested	(3)	4.90
Shares forfeited	(1)	4.90
Nonvested at March 31, 2012	19	$4.90

5. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be maintained for its net deferred tax assets at March 31, 2012. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

Based on the full valuation allowance and the loss for the three months ended March 31, 2012, the Company has not recorded a tax provision or benefit.

6. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2017. Future gross and net lease commitments under non-cancelable operating leases at March 31, 2012 were as follows, in thousands:

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Remainder of 2012	$1,588	$(73)	$1,515
2013	1,523	(3)	1,520
2014	1,220	—	1,220
2015	976	—	976
2016	849	—	849
Thereafter	456	—	456
Total minimum lease payments	$6,612	$(76)	$6,536

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

On January 18, 2012, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Illinois, Earthcomber, LLC v. ZipRealty, Inc., by plaintiff, Earthcomber, LLC. The complaint alleges that the Company has infringed on patents owned by Earthcomber relating to a feature in its mobile device application technology and seeks unspecified damages. The plaintiff has filed similar complaints against several other defendants.  On or about March 13, 2012, the plaintiff voluntarily dismissed its action against us.

On February 17, 2012, two real estate sales agents formerly employed by the Company, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against it in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerns the Company’s compensation practices nationwide regarding its real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime as required by federal law. In addition to the federal law allegations, the complaint also alleges violations of the Arizona Minimum Wage law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. The Company has filed an answer denying these allegations as it believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with federal and state law. Accordingly, the Company believes that this claim is without merit and, thus, it intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 29, 2012, one real estate agent formerly employed by the Company, on behalf of herself and all other similarly situated individuals, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc. concerning the Company’s compensation practices regarding real estate agents in California. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. The Company believes that the claims in this case are nearly identical to those in the State Labor Commissioner, etc., v. ZipRealty, Inc. The Company has filed an answer denying allegations as it believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Additionally, the Company filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which the Company alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled to receive under her written employment agreement. Accordingly, the Company believes that Ms. Adewumni’s claim is without merit and, thus, it intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

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

7. RESTRUCTURING CHARGES, NET

2012 Restructuring Plan

During February 2012, the Company announced a restructuring, including a work force realignment to more appropriately allocate resources to its key strategic initiatives. The workforce realignment involved investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that did not support its strategic priorities. During March 2012, the Company announced the transition of its owned-and-operated brokerage office in Salt Lake City to a third-party brokerage joining the Company’s Powered by Zip network. The Company recorded restructuring charges of approximately $1.1 million related to the 2012 Restructuring Plan during the three months ended March 31, 2012 and expects to incur additional restructuring charges in the remainder of 2012 as it continues to execute the 2012 Restructuring Plan. Accrued restructuring charges as of March 31, 2012 are expected to be substantially paid out by June 30, 2012.

2011 Restructuring Plan

During January 2011, the Company announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. As of March 31, 2012, the Company has recorded the majority of the cost of this restructuring. Accrued 2011 Restructuring Plan charges as of March 31, 2012 relate primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations, which extend to 2016.

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the three months ended March 31, 2012 (in thousands):

		Balance as of December 31, 2011	Charges	Payments	Non-cash adjustments	Balance as of March 31, 2012	Total charges to date as of March 31, 2012
2012	Restructuring Plan
	Employee severance and related expenses	$—	$1,031	$(801)	$—	$230	$1,031
	Lease obligation and other exit costs	—	28	—	—	28	28
	Non-cash charges	—	2	—	(2)	—	2

		—	1,061	(801)	(2)	258	1,061

2011	Restructuring Plan
	Employee severance and related expenses	39	1	(40)	—	—	1,451
	Lease obligation and other exit costs	377	—	(68)	—	309	830
	Non-cash charges	—	—	—	—	—	59

		416	1	(108)	—	309	2,340

	Total	$416	$1,062	$(909)	$(2)	$567	$3,401

Accrued restructuring charges were included in the Company’s consolidated balance sheet as follows (in thousands):

	March 31, 2012	December 31, 2011
Accrued restructuring charges (current liabilities)	$526	$250
Other long-term liabilities	41	166
Total accrued restructuring charges	$567	$416

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2011. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements.

OVERVIEW

General

We are a leading national provider of proprietary technology and online marketing capabilities in the residential real estate brokerage industry. For home buyers and sellers who increasingly demand control, choice and seamless, customized service, we offer Internet-enabled, state-of-the-art technology and access to information that real estate professionals can combine with their own local knowledge and personal expertise to offer an exceptional start-to-finish experience to their clients. For real estate professionals who seek more productive ways to conduct business in our fiercely competitive industry, we provide technology and online marketing tools to enhance their online sales channel, including the attraction, incubation and service of their clients. Our technology and online marketing products serve our full-service, owned-and-operated residential real estate brokerage business, as well as our Powered by Zip network of leading third-party local brokerages in select markets that we provide with access to our proprietary information and systems.

Both our owned-and-operated brokerage and our Powered by Zip network share the same internal engine: the powerful proprietary technology and online marketing capabilities that are the hallmarks of our business. We conduct our owned-and-operated brokerage in 20 markets nationwide, all of which were opened prior to May 2009: Austin, TX, Baltimore, MD, Boston, MA, Chicago, IL, Dallas, TX, Denver, CO, Houston, TX, Las Vegas, NV, Long Island, NY, Los Angeles, CA, Orange County, CA, Orlando, FL, Phoenix, AZ, Richmond, VA, Sacramento, CA, San Diego, CA, the San Francisco Bay area, CA, Seattle, WA, Portland, OR, and Washington, DC. Our Powered by Zip network serves leading local brokerages in eight markets where we do not otherwise conduct business, including Atlanta, GA, Jacksonville, FL, Nashville, TN, the Greater Philadelphia area, PA, Raleigh-Durham, NC, Salt Lake City, UT, Tucson, AZ, and Westchester/Bronx, NY. The markets in our owned-and-operated brokerage and Powered by Zip network are served by over 1,800 local, licensed real estate agents, all of whom are independent contractors.

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

We also derive commission referrals from net commission earned by brokerages in our Powered by Zip network and we derive revenues from certain marketing arrangements with residential mortgage service providers, the sale of online marketing, lead referral fees and other revenues. Historically, non-commission revenues represented less than 5% of our net revenues during any period, although they have exceeded 5% since the fourth quarter of 2010 due to relatively weak transaction revenues, as well as efforts to diversify our revenue stream. In April 2012, we terminated our exclusive marketing agreement with Bank of America, a mortgage lender that paid us a flat marketing fee, and we have entered into a new non-exclusive marketing agreement with another mortgage lender at a lower revenue rate. We are seeking to enter into other such non-exclusive agreements with participants in the mortgage lending and related fields. However, we expect that the time required to attract and bring new marketing arrangements online will negatively impact non-commission revenues in the near term. We routinely explore opportunities to grow our non-commission revenues through marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home.

Restructuring and realignment: In early 2011, we restructured our business to heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets. To that end, we closed our offices in twelve markets in the first quarter of 2011: Fresno/Central Valley, CA, Charlotte, SC, Naples, FL, Jacksonville, FL, Miami, FL, Palm Beach, FL, Tampa, FL, Hartford, CT, Minneapolis, MN, Virginia Beach, VA, Tucson, AZ, and Atlanta, GA. As we closed our offices in Tucson and Atlanta, we transitioned our local operations to third-party brokerages in our Powered by Zip network, and after we closed our offices in Jacksonville, we added a third-party brokerage in that market to our Powered by Zip network, as discussed below. We also reorganized local management responsibilities and significantly reduced our corporate sales support and administration, which encouraged greater local independence and efficiency. In the fourth quarter of 2011, we continued our restructuring by closing our offices in Raleigh-Durham, NC, and the Greater Philadelphia area, PA, while transitioning our operations in those markets to our Powered by Zip network, and in early 2012 we did likewise in Salt Lake City, UT, and in the Westchester/Bronx portion of our New York office, all as discussed below. We also began to realign our organization to operate more efficiently and to refocus our resources on the highest value priorities, including by combining our product and marketing functions, and by separating our brokerage operations from our technology and marketing functions. We also created and filled a new position — President of Brokerage Operations — to drive our owned-and-operated brokerage going forward.

Introduction of Powered by Zip network: In early 2011, we began to build our Powered by Zip network with select third-party local brokerages. We have since transitioned our previous owned-and-operated brokerage business in the markets of Atlanta, GA, the Greater Philadelphia area, PA, Raleigh-Durham, NC, Salt Lake City, UT, Tucson, AZ, and the Westchester/Bronx portion of our New York office to the third-party brokers who have joined our Powered by Zip network. We also service brokerages through our Powered by Zip network in the markets of Jacksonville, FL, where we had ceased to conduct brokerage operations prior to the time we added that market to our network, and in the new market of Nashville, TN.

End of buyer rebates: Until recently, for home buyers in our owned-and-operated brokerage business, we typically shared 20% of our commissions with them in the form of a cash rebate, where permitted by law. On July 1, 2011, we announced that we were discontinuing our commission rebate program, although home buyers who entered into a contract to purchase a home by July 15, 2011, and who closed escrow on the transaction by August 31, 2011, remained eligible to receive the rebate, subject to certain additional restrictions. By eliminating buyer rebates, we have focused consumer attention on our full-service, technology-enhanced customer service, as well as improved the financial productivity of real estate professionals in our owned-and-operated brokerage business. We expect that the termination of our rebate program will increase our average net revenue per transaction, but it may negatively impact our transaction volume. Also, net revenue increases resulting from the termination of the rebate program may be offset by increases in our agent compensation programs. We believe that the termination of our rebate program had a modest positive impact on our financial results for the second half of 2011. We believe it had a positive impact on the first quarter of 2012 and expect it to continue to have a positive impact on our financial results for full year 2012.

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We believe that conditions such as tight lending criteria, high numbers of distressed properties, and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time, although demand for housing may have been bolstered in 2011 and early 2012 by historically low mortgage rates. For the foreseeable future in 2012, we currently believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, shadow inventory levels, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

Speed of foreclosures. In late 2010, concern grew that mortgage lenders were possibly not fulfilling all the legal requirements for valid foreclosure proceedings. As regulators began investigating mortgage lending practices, banks began processing foreclosures more cautiously. A settlement between the federal government and five of the country’s largest banks concerning their mortgage lending practices was reached and, in April 2012, was approved by a federal judge. However, regulators may continue to pursue legal action against these and other banks. It is presently unclear what impact this settlement and future regulatory activity will have on foreclosure activities by banks. We cannot predict the pace at which banks will process their foreclosure pipelines and what impact, if any, this situation will have on the residential real estate market.

Federal action. The federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit. For example, federal legislation sought to ease the tightness in mortgage lending in certain higher-priced markets by increasing the cap on loans guaranteed by federally insured mortgage programs from a maximum of $625,500 to a maximum of $729,750. This increase expired in October 2011 and has not been reinstated for loans guaranteed by Fannie Mae and Freddie Mac, which may negatively impact the availability of mortgages and the housing market in certain higher-priced markets. Also, under the Dodd-Frank Wall Street Reform Act, federal regulators must develop rules to discourage risky home mortgage lending practices by requiring lenders to retain 5% of the risk in the mortgages they originate, other than qualified residential mortgages, also known as QRMs, and other than mortgages that are backed by federally insured mortgage programs. Mortgages that do not meet these exemptions could carry higher interest rates or be less available to home buyers, which could dampen the housing market, particularly if the definition of a QRM is drawn narrowly. It is too soon to tell what the final rules will require. To the extent that governments and related agencies take actions to address the residential real estate market or the home mortgage market, there can be no assurance that those activities will have a positive, meaningful and lasting impact on either market, or that they will not result in unintended consequences.

Current residential real estate market conditions. Recent indicators of national residential real estate market conditions include the following:

•	Volume: According to the National Association of REALTORS®, or NAR, existing home sales nationwide in March 2012 were up 5.2% year-over-year, with volume increases in all major regions of the country except the West. March 2012 represented the ninth consecutive month of year-over-year volume increases nationwide. The year-over-year volume increase in March 2012 may have been due, in part, to lower mortgage interest rates and improvements in the job market and other macroeconomic conditions, although the residential real estate market continues to be impacted by the lingering economic pressures discussed above. In addition, sales volume in the West and portions of the South may have been depressed by inventory shortages, as discussed below.

•	Price: According to NAR, in March 2012, the national median existing home sales price increased by 2.5% year-over-year. March 2012 represented the largest, and only the third, year-over-year price increase in any month since before 2011. That increase may have been due, in part, to a decrease in the percentage of national home sales that represented distressed properties, which dropped to 29% in March 2012 from 40% in March 2011. We perceive that median prices continue to be negatively impacted by the tight lending criteria for non-conforming “jumbo” loans and the resulting constriction of the market for higher-priced homes.

•	Inventory: According to NAR, the nationwide inventory of existing homes available for sale decreased by 21.8% year-over-year. NAR believes that home sales volume could be impaired by supply shortages, particularly in the West and South Florida.

•	Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In March 2012, the percentage of our sales transactions composed of distressed properties in our owned-and-operated markets was approximately 37%, which was down from 45% in March 2011 for those same markets. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

•	Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. Shadow inventory can occur when lenders put REO properties (properties that have been foreclosed or forfeited to lenders) on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. It is difficult to assess the current volume of shadow inventory and its future impact on the residential real estate market, particularly given the uncertainty surrounding the foreclosure processing delays instituted by many major mortgage lenders, discussed above.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2011, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

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

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our ZipRealty Agent Platform (“ZAP”) in accordance with the guidance set forth in the related accounting standards. We capitalize internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. We amortize these costs over their estimated useful lives, typically 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at March 31, 2012.

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

Litigations

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

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended March 31,
Consolidated statements of operations data (unaudited)	2012	2011
	(In thousands, except per share data)
Net revenues	$16,073	$19,745
Operating costs and expenses
Cost of revenues (exclusive of amortization)(1)	8,336	10,708
Product development(1)	1,802	2,200
Sales and marketing	5,831	8,155
General and administrative	2,106	2,357
Restructuring charges, net	1,062	2,264
Total operating costs and expenses	19,137	25,684
Loss from operations	(3,064)	(5,939)
Interest income	7	28
Loss before income taxes	(3,057)	(5,911)
Provision for (benefit from) income taxes	—	—
Net loss	$(3,057)	$(5,911)
Net loss per share:
Basic and diluted	$(0.15)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	20,573	20,494

(1) Amortization of internal-use software and website development costs included in product development	$285	$251

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
Consolidated statements of operations data (unaudited)	2012	2011
Net revenues	100.0%	100.0%
Operating costs and expenses
Cost of revenues	51.9	54.3
Product development	11.2	11.1
Sales and marketing	36.3	41.3
General and administrative	13.1	11.9
Restructuring charges, net	6.6	11.5
Total operating costs and expenses	119.1	130.1
Loss from operations	(19.1)	(30.1)
Interest income	0.0	0.1
Loss before income taxes	(19.1)	(30.0)
Provision for (benefit from) income taxes	—	—
Net loss	(19.1)%	(30.0)%

Comparison of the three months ended March 31, 2012 and 2011

Other operating data (1)

	Three Months Ended March 31,		Increase	Percent
	2012	2011	(Decrease)	Change
Number of markets at end of period - same markets (2)	20	20	—
Number of markets at end of period – total markets (2)	20	23	(3)

Number of transactions closed during the period - same markets (3)	2,358	3,198	(840)	(26.3)%
Number of transactions closed during the period - total markets (3)	2,412	3,636	(1,224)	(33.7)%

Average net revenue per transaction - same markets (4)	$6,103	$5,234	$869	16.6%
Average net revenue per transaction - total markets (4)	$6,077	$5,058	$1,019	20.1%

Number of agents at end of the period - same markets	1,624	2,206	(582)	(26.4)%
Number of agents at end of the period - total markets	1,624	2,422	(798)	(32.9)%

(1)	Other operating data includes our owned-and-operated markets only.
(2)	Same markets operating data excludes markets closed as the result of our 2011 and 2012 restructuring plans. These plans included closing our owned-and-operated brokerage operations in selected underperforming markets and, in certain markets, transitioning operations to a third-party brokerage joining our Powered by Zip network. We closed our owned-and-operated brokerage offices in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta, and Tucson during the quarter ended March 31, 2011 and we closed Philadelphia and Raleigh-Durham during the quarter ended December 31, 2011. Operations in Atlanta, Tucson, Raleigh, and Philadelphia were transitioned to our Powered by Zip network of third-party brokerages. Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012.
(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Three Months Ended March 31,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$14,391	$16,738	$(2,347)	(14.0)%
Closed markets	267	1,654	(1,387)	(83.9)%
	14,658	18,392	(3,734)	(20.3)%
Marketing and other revenues	1,415	1,353	62	4.6%
Total net revenues	$16,073	$19,745	$(3,672)	(18.6)%

The decrease in our net transaction revenues of $3.7 million or 20.3% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was driven primarily by a decrease in the number of transactions closed during the period of 1,224 or 33.7%. Transactions closed during the period on a same market basis were 2,358 compared to 3,198 last year, a decrease of 840 or 26.3%. We believe the decrease in same market transaction volume was attributable to the impact of changes in our business model involving the conversion of our agents to independent contractors as well as continued weak economic conditions, reduced availability of mortgage financing and high unemployment. Same market average net revenue per transaction for the period was $6,103 compared to $5,234 last year, an increase of $869 or 16.6%. We discontinued our commission rebate program during late summer 2011 resulting in lower cash rebates paid during the current quarter which increased average net revenue per transaction in the three months ended March 31, 2012 by approximately $779. Additionally, the impact of higher average homesale prices increased average net revenue per transaction by approximately $90. The modest increase in marketing and other revenues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.1 million and advertising income of $0.2 million, offset by decreases in lead generation fees of $0.2 million.

We expect our net revenues will decrease in 2012 compared to 2011, driven by a decrease in the overall number of transactions closed, primarily as a result of closing our owned-and-operated brokerage operations in fifteen markets. We expect an increase in average net revenue per transaction in 2012 compared to 2011 primarily resulting from the full year positive impact of the termination of the commission rebate program. We also expect our marketing and other revenues will decrease for 2012 compared to 2011 resulting primarily from the termination of our mortgage services marketing agreement with Bank of America in April 2012, under which we were paid a flat monthly marketing fee. We have entered into a new non-exclusive marketing agreement with another mortgage lender at a lower revenue rate and expect this termination to negatively impact our marketing and other revenues until we enter into additional marketing agreements to replace this revenue source. We expect the loss of this revenue will be partially offset by increased transaction commission referrals earned from brokers in our Powered by Zip network

Cost of revenues

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

	Three Months Ended March 31,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$8,202	$9,681	$(1,479)	(15.3)%
Closed markets	134	1,027	(893)	(87.0)%
Total	$8,336	$10,708	$(2,372)	(22.2)%

The decrease in cost of revenues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was related to the overall decrease in net revenues on which we pay agent commissions. Same market cost of revenues for the three months ended March 31, 2012 were $8.2 million compared to $9.7 million for the three months ended March 31, 2011. Agent commissions decreased by approximately $1.3 million or 14.1%. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $0.2 million or 100.0% attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Same market cost of revenues as a percentage of net transaction revenues was 57.0% in 2012 compared to 57.8% in 2011.

We expect our cost of revenues will decrease in 2012, compared to 2011, because of decreased net transaction revenues. Our cost of revenues move in relation to the market net revenues on which commissions are based and also increases or decreases as a result of the mix of commission rates paid to our agents.

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

	Three Months Ended March 31,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Product development	$1,802	$2,200	$(398)	(18.1)%

The decrease in product development expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due primarily to decreases in salaries and benefits of $0.4 million attributable to reductions in headcount and technology infrastructure costs of $0.1 million partially offset by an increase in consulting fees of $0.1 million. As a percentage of net revenues, product development expenses increased by 0.1 percentage points for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

We expect to continue enhancing tools and features on our website and technology platform for consumers and brokers in our Powered by Zip network but expect that our product development expenses will decrease in 2012 compared to 2011 in absolute dollars and as a percentage of net revenues.

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

	Three Months Ended March 31,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Sales and marketing:
Market level	$4,586	$6,938	$(2,352)	(33.9)%
Regional/corporate sales support and marketing	1,245	1,217	28	2.3%
Total	$5,831	$8,155	$(2,324)	(28.5)%

Market level sales and marketing expenses decreased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of closing markets and eliminating positions in our remaining markets attributable to our 2011 restructuring. The decrease of $2.3 million or 33.9 % was principally attributable to decreases in salaries and benefits of $0.7 million, customer acquisition and marketing costs of $1.4 million and facilities and operating expenses of $0.1 million. Approximately $1.2 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net revenues, market level sales and marketing expenses were 28.5% in 2012 compared to 35.1% in 2011.

Regional/corporate sales support and marketing expenses were flat quarter over quarter and as a percentage of net revenues were approximately 7.7% in 2012 compared to 6.2% in 2011.

We expect our market level and regional/corporate sales and marketing expenses to decrease in absolute dollars and as a percentage of net revenues for 2012 primarily as a result of our 2011 and 2012 restructurings. The decrease in expenses consists of office operating expenses and customer acquisition and marketing cost in the markets that were closed as well as further expense reductions in the remaining markets and in the regional and corporate sales support and marketing operations.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expenses related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended March 31,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
General and administrative	$2,106	$2,357	$(251)	(10.6)%

General and administrative expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 decreased by approximately $0.2 million or 10.6% and were primarily attributable to decreased professional fees. As a percentage of net revenues, general and administrative expenses were 13.1% for the three months ended March 31, 2012 to 11.9% in the three months ended March 31, 2011.

We expect our general and administrative expenses for 2012 will decrease in absolute dollars and as a percentage of net revenues primarily as a result of our 2011and 2012 restructurings. The decrease in expenses consists of salaries, benefits and other infrastructure costs eliminated largely as a result of the conversion of our agent force to independent contractors. This decrease may be offset by increased legal expenses attributable to current legal proceedings.

Restructuring charges, net

	Three Months Ended March 31,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$1,062	$2,264	$(1,202)	53.1%

During the three months ended March 31, 2012, we announced a restructuring, including a work force realignment to more appropriately allocate resources to its key strategic initiatives and the closing of brokerage operations in our Salt Lake City market. The associated restructuring charges of $1.1 million included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. During the three months ended March 31, 2011, we announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges of $2.3 million included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs.

Some expenses required estimates, particularly those related to our ability and the timing of generating sublease income and terminating lease obligations, and may require future adjustments to the amount of the restructuring charge recorded. We expect to incur additional restructuring charges of less than $0.4 million in the remainder of 2012 as we continue to execute our 2012 Restructuring Plan.

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended March 31,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Interest income	$7	$28	$(21)	(72.5)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was due primarily to lower average balances. The lower average balances were attributable primarily to cash used in our operating activities as a result of the losses incurred during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2012 are our cash, cash equivalents and short-term investments. As of March 31, 2012, we had cash, cash equivalents and short-term investments at fair value of $18.6 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $3.2 and $5.2 million in the three months ended March 31, 2012 and 2011, respectively. Cash used in the three months ended March 31, 2012 resulted primarily from a net loss of $3.1 million and net changes in operating assets and liabilities of $0.8 million offset by non-cash adjustments. Cash used of $0.8 million from the net change in operating assets and liabilities included a $0.3 million restructuring charge accrual. The non-cash adjustments resulted primarily from $0.4 million of depreciation and amortization and $0.2 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the three months ended March 31, 2011 resulted primarily from a net loss of $5.9 million and net changes in operating assets and liabilities of $0.3 million offset by non-cash adjustments. Cash used of $0.3 million from the net change in operating assets and liabilities included a $1.0 million restructuring charge accrual. The non-cash adjustments resulted primarily from $0.5 million of depreciation and amortization and $0.4 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses.

Our primary source of operating cash flow is the collection of net commission income from escrow companies or similar intermediaries in the real estate transaction closing process, plus marketing and other revenues. These cash collections are offset by cash payments for agent commissions and related costs as well as for product development, sales and marketing and general and administrative costs including employee compensation, benefits, client acquisition costs and other operating expenses. Due to the structure of our commission arrangements, our accounts receivable are settled in cash on a short-term basis and our accounts receivable balances at period end have historically been significantly less than one month’s net revenues.

Investing activities

Our investing activities provided cash of $1.6 million and $7.0 million in the three months ended March 31, 2012 and 2011, respectively. Cash provided for in the three months ended March 31, 2012 primarily represents the proceeds from the sale and maturity of short-term investments of $2.0 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the three months ended March 31, 2011 represent the net proceeds from the sales and maturity of short-term investments of $7.4 million less the purchase of property and equipment, including amounts for website development and internal use software.

Currently, we expect our remaining 2012 capital expenditures to be approximately $1.5 million primarily attributable to amounts capitalized for internal-use software and website development costs as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash of $0.1 million in the three months ended March 31, 2012 and were not significant in the three months ended March 31, 2011. Cash provided for the three months ended March 31, 2012 represents proceeds from stock option exercises.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2017. The following table provides summary information concerning our future contractual obligations and commitments at March 31, 2012.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$1,999	$2,602	$1,750	$261	$6,612

OFF-BALANCE SHEET ARRANGEMENTS AND INDEMNIFICATIONS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases. Our indemnifications agreements are described in note 6, “Commitments and Contingencies” of the unaudited condensed consolidated financial statements.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net revenue	$16,073	$19,745
Adjusted EBITDA	$(1,341)	$(2,798)
Adjusted EBITDA margin	(8.3)%	(14.2)%

We present Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our performance. We believe Adjusted EBITDA provides useful information regarding the operating results of our core business activity and prospects for the future. We define Adjusted EBITDA as net income (loss) less interest income plus interest expense, provision for income taxes, depreciation and amortization expense, stock-based compensation and further adjusted to eliminate the impact of certain items that we do not consider reflective of our ongoing core operating performance.

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net loss	$(3,057)	$(5,911)
Add back
Interest income	(7)	(28)
Depreciation and amortization	437	489
Stock-based compensation expense	224	388
Restructuring charges, net	1,062	2,264
Non-GAAP Adjusted EBITDA	$(1,341)	$(2,798)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of March 31, 2012 and 2011, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2012 and 2011, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 18, 2012, we were named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Illinois, Earthcomber, LLC v. ZipRealty, Inc., by plaintiff, Earthcomber, LLC. The complaint alleges that we have infringed on patents owned by Earthcomber relating to a feature in our mobile device application technology and seeks unspecified damages. The plaintiff has filed similar complaints against several other defendants.  On or about March 13, 2012, the plaintiff voluntarily dismissed its action against us.

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

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc . The complaint concerns our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. In addition to the federal law allegations, the complaint also alleges violations of the Arizona Minimum Wage law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. We have filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with federal and state law. Accordingly, we believe that this claim is without merit and, thus, we intend to vigorously defend against this lawsuit.

On February 29, 2012, one real estate agent formerly employed by us, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc. concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. We believe that the claims in this case are nearly identical to those in the State Labor Commissioner, etc., v. ZipRealty, Inc. We have filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Additionally, we filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which we alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled to receive under her written employment agreement. Accordingly, we believe Ms. Adewumni’s claim is without merit and, thus, we intend to vigorously defend against this lawsuit.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2011. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended March 31, 2012, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 5.	Other Information:

Not applicable.

Item 6.	Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ Eric L. Mersch
Eric L. Mersch
Senior Vice President and Chief Financial Officer

Date: May 11, 2012

Exhibit Index

Exhibit number	Description
3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.3(b)(3)*	First Amendment under 2004 Equity Incentive Plan

10.5(a)(3)*	Director Compensation Policy, revised March 8, 2012

10.9(4)*	Management Incentive Plan – Fiscal Year 2012

10.15*	Offer Letter of Eric L. Mersch effective April 9, 2012

10.16(5)*	Offer Letter of Franklin V. (Van) Davis effective May 7, 2012

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 13, 2012.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (file No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2012.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on May 8, 2012.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

