Form 10-Q
period 2012-06-30
ZIPREALTY INC
filed 2012-08-10
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

We had 20,637,304 shares of common stock outstanding at July 30, 2012.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$13,373	$12,634
Short-term investments	5,719	9,501
Accounts receivable, net of allowance of $28 and $35, respectively	1,617	1,209
Prepaid expenses and other current assets	1,656	2,002
Total current assets	22,365	25,346
Restricted cash	500	500
Property and equipment, net	2,265	2,211
Other assets	223	239
Total assets	$25,353	$28,296

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$825	$1,096
Accrued expenses and other current liabilities	3,794	4,337
Accrued restructuring charges, current portion	392	250
Total current liabilities	5,011	5,683
Other long-term liabilities	645	781
Total liabilities	5,656	6,464

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,247 and 24,167 shares issued and 20,637 and 20,565 shares outstanding, respectively	24	24
Additional paid-in capital	158,693	158,080
Accumulated other comprehensive income (loss)	—	(3)
Accumulated deficit	(121,400)	(118,656)
Treasury stock at cost: 3,610 and 3,602 shares, respectively	(17,620)	(17,613)
Total stockholders’ equity	19,697	21,832
Total liabilities and stockholders’ equity	$25,353	$28,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenues	$20,288	$23,575	$36,361	$43,320
Operating costs and expenses
Cost of revenues	11,098	12,597	19,435	23,305
Product development	1,693	2,234	3,494	4,434
Sales and marketing	5,026	7,281	10.858	15,436
General and administrative	2,067	2,450	4,173	4,807
Restructuring charges, net	95	—	1,157	2,264
Total operating costs and expenses	19,979	24,562	39,117	50,246
Income (loss) from operations	309	(987)	(2,756)	(6,926)
Interest income	5	15	13	43
Income (loss) before income taxes	314	(972)	(2,743)	(6,883)
Provision for (benefit from) income taxes	—	—	—	—
Net income (loss)	$314	$(972)	$(2,743)	$(6,883)
Net income (loss) per share:
Basic	$0.02	$(0.05)	$(0.13)	$(0.34)
Diluted	$0.02	$(0.05)	$(0.13)	$(0.34)
Weighted average common shares outstanding:
Basic	20,650	20,549	20,619	20,530
Diluted	20,663	20,549	20,619	20,530

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive income:
Net income (loss)	$314	$(972)	$(2,743)	$(6,883)
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	—	(7)	3	(14)
Comprehensive income (loss)	$314	$(979)	$(2,740)	$(6,897)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(2,743)	$(6,883)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	870	959
Amortization of intangible assets	—	14
Stock-based compensation expense	519	837
Non-cash restructuring charges	2	54
Provision for doubtful accounts	(7)	40
Amortization (accretion) of short-term investment premium (discount)	35	145
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities
Accounts receivable	(401)	(20)
Prepaid expenses and other current assets	346	129
Other assets	16	(16)
Accounts payable	(271)	(552)
Accrued expenses and other current liabilities	(543)	(2,579)
Accrued restructuring charges, current portion	142	653
Other long-term liabilities	(136)	(68)
Net cash used in operating activities	(2,167)	(7,287)

Cash flows from investing activities
Purchases of short-term investments	—	(4,575)
Proceeds from sale or maturity of short-term investments	3,750	18,791
Purchases of property and equipment	(915)	(839)
Net cash provided by investing activities	2,835	13,377

Cash flows from financing activities
Proceeds from stock option exercises	79	26
Acquisition of treasury stock	(8)	(17)
Net cash provided by financing activities	71	9
Net increase in cash and cash equivalents	739	6,099
Cash and cash equivalents at beginning of period	12,634	13,393
Cash and cash equivalents at end of period	$13,373	$19,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2012 and 2011 and for the six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. The Company’s historical quarterly operations have been additionally impacted in recent years as a result of economic conditions and government programs that altered home buyer behavior. Net transaction revenues during the three months ended June 30, 2011 and 2010 accounted for approximately 27.8% and 32.0% of annual net transaction revenues in 2011 and 2010, respectively. Net transaction revenues during the six months ended June 30, 2011 and 2010 accounted for approximately 50.8% and 53.9% of annual net transaction revenues in 2011 and 2010, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Effective for the year ended December 31, 2011, for income statement presentation purposes, amortization of internal-use software and website development costs were reclassified from cost of revenues to product development. Accordingly, $265,000 and $516,000 have been reclassified from cost of revenues to product development for the three months and six months ended June 30, 2011, respectively.

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

2. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments

At June 30, 2012 and December 31, 2011, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	June 30, 2012				December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
Money market funds	$7,931	$—	$—	$7,931	$10,320	$—	$—	$10,320
Certificate of deposits	250	—	—	250	250	—	—	250
Corporate obligations	226	—	—	226	1,745	—	—	1,745
US Government sponsored obligations	4,843	—	—	4,843	4,861	—	(3)	4,858
Total	$13,250	$—	$—	$13,250	$17,176	$—	$(3)	$17,173

	June 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$7,531	$7,672
Short-term investments	5,719	9,501
Total	$13,250	$17,173

At June 30, 2012 and December 31, 2011, the Company did not have any investments with a significant unrealized loss position. All of the investments at June 30, 2012 mature within one year or less.

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At June 30, 2012 and December 31, 2011, there were no liabilities within the scope of the accounting standards. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio.

At June 30, 2012 and December 31, 2011, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$7,931	$—	$—	$7,931	$10,320	$—	$—	$10,320
Certificates of deposits	—	250	—	250	—	250	—	250
Corporate obligations	—	226	—	226	—	1,745	—	1,745
US Government sponsored obligations	—	4,843	—	4,843	—	4,858	—	4,858

Total	$7,931	$5,319	$—	$13,250	$10,320	$6,853	$—	$17,173

3. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net income (loss)	$314	$(972)	$(2,743)	$(6,883)

Denominator:
Shares used to compute EPS:
Basic	20,650	20,549	20,619	20,530
Diluted	20,663	20,549	20,619	20,530
Net income (loss) per share basic and diluted:
Basic	$0.02	$(0.05)	$(0.13)	$(0.34)
Diluted	$0.02	$(0.05)	$(0.13)	$(0.34)

The following weighted-average outstanding options and non-vested common shares were excluded in the computation of diluted net income (loss) per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Options to purchase common stock	—	4,541	4,544	4,417
Nonvested common stock	—	25	—	37
Total	—	4,566	4,544	4,454

 4. STOCK-BASED COMPENSATION

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted during the three and six months ended June 30, 2012 and 2011 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	49%	47%	49%	47%
Risk-free interest rate	0.7 - 0.9%	1.7 - 2.0%	0.7 - 1.2%	1.7 - 2.7%
Expected life (years)	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$0.64	$1.14	$0.60	$1.34

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$24	$48	$39	$108
Product development	16	68	36	153
Sales and marketing	60	130	86	204
General and administrative	194	203	358	372
Total stock-based compensation expense	294	449	519	837
Tax effect on stock-based compensation	—	—	—	—
Net effect on net loss	$294	$449	$519	$837

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of June 30, 2012, there was $2.3 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.5 years. As of June 30, 2012, there was no unrecorded stock-based compensation related to unvested restricted stock.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	4,163	$3.87	6.01	$20
Options granted	1,617	1.29
Options exercised	(80)	0.99
Options forfeited/cancelled/expired	(596)	3.27
Outstanding at June 30, 2012	5,104	$3.17	6.64	$275
Exercisable at June 30, 2012	2,812	$4.22	4.51	$11

Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. The Company granted options for 183,000 shares during the three months ended March 31, 2012 that provide for accelerated vesting if the Company’s closing stock price is equal to or greater than $5.00 per share for a period of 120 consecutive days and granted options for 183,000 shares that provide for vesting in full if the Company achieves adjusted EBITDA profitability for the year ending December 31, 2012. Options generally expire after ten years. Options issued pursuant to the Company’s voluntary stock option exchange program, completed in July 2009, vest ratably over a 36 month period and expire after seven years.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.45 on June 29, 2012, and the exercise price for the options that were in-the-money at June 30, 2012. The total number of in-the-money options exercisable as of June 30, 2012 was 23,000. Total intrinsic value of options exercised was $25,000 and $38,000 for the six months ended June 30, 2012 and 2011, respectively. The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2012 was $-0- and ($3,000), respectively. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2011 was $14,000 and $56,000, respectively.

A summary of the Company’s nonvested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at December 31, 2011	23	$4.90
Shares granted	—	—
Shares vested	(21)	4.90
Shares forfeited	(2)	4.90
Nonvested at June 30, 2012	—	$—

5. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be maintained for its net deferred tax assets at June 30, 2012. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

Based on the full valuation allowance and the loss for the six months ended June 30, 2012, the Company has not recorded a tax provision or benefit.

6. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2017. Future gross and net lease commitments under non-cancelable operating leases at June 30, 2012 were as follows, in thousands:

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Remainder of 2012	$1,067	$(43)	$1,024
2013	1,544	(3)	1,541
2014	1,209	—	1,209
2015	975	—	975
2016	849	—	849
Thereafter	456	—	456
Total minimum lease payments	$6,100	$(46)	$6,054

Legal proceedings

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

On September 26, 2011, the California State Labor Commissioner filed a lawsuit against us in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerns our compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. On January 18, 2012, we filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Accordingly, we believe that this claim is without merit and, thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time. An adverse resolution may have a material effect of the Company’s results of operations and financial condition including liquidity.

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc . The complaint concerns our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. In addition to the federal law allegations, the complaint also alleges violations of the Arizona Minimum Wage law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On April 2, 2012, we filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with federal and state law. Accordingly, we believe that this claim is without merit and, thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 29, 2012, one real estate agent formerly employed by us, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc. concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. We believe that the claims in this case are nearly identical to those in the State Labor Commissioner, etc., v. ZipRealty, Inc. On April 2, 2012, we filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Additionally, we filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which we alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled to receive under her written employment agreement. Accordingly, we believe Ms. Adewumni’s claim is without merit and, thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

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

7. RESTRUCTURING CHARGES, NET

2012 Restructuring Plan

During February 2012, the Company announced a restructuring, including a work force realignment to more appropriately allocate resources to its key strategic initiatives. The workforce realignment involved investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that did not support its strategic priorities. During March 2012, the Company announced the transition of its owned-and-operated brokerage office in Salt Lake City to a third-party brokerage joining the Company’s Powered by Zip network. The Company recorded restructuring charges of approximately $0.1 million and $1.2 million related to the 2012 Restructuring Plan during the three and six months ended June 30, 2012, respectively, and expects to incur additional restructuring charges in the remainder of 2012 as it continues to execute the 2012 Restructuring Plan. Accrued restructuring charges as of June 30, 2012 are expected to be substantially paid out by September 30, 2012.

2011 Restructuring Plan

During January 2011, the Company announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. As of June 30, 2012, the Company has recorded the majority of the cost of this restructuring. Accrued 2011 Restructuring Plan charges as of June 30, 2012 relate primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations, which extend to 2016.

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the three months ended June 30, 2012 (in thousands):

		Balance as of March 31, 2012	Charges	Payments	Non-cash adjustments	Balance as of June 30, 2012	Total charges to date as of June 30, 2012
2012	Restructuring Plan
	Employee severance and related expenses	$230	$96	$(190)	$—	$136	$1,126
	Lease obligation and other exit costs	28	—	(23)	—	5	28
	Non-cash charges	—	—	—	—	—	2

		258	96	(213)	—	141	1,156

2011	Restructuring Plan
	Employee severance and related expenses	—	(1)	1	—	—	1,451
	Lease obligation and other exit costs	309	—	(56)	—	253	830
	Non-cash charges	—	—	—	28	28	59

		309	(1)	(55)	28	281	2,340

	Total	$567	$95	$(268)	$28	$422	$3,496

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the six months ended June 30, 2012 (in thousands):

		Balance as of December 31, 2011	Charges	Payments	Non-cash adjustments	Balance as of June 30, 2012	Total charges to date as of June 30, 2012
2012	Restructuring Plan
	Employee severance and related expenses	—	$1,126	$(990)	$—	$136	$1,126
	Lease obligation and other exit costs	—	28	(23)	—	5	28
	Non-cash charges	—	2	—	(2)	—	2

		—	1,156	(1013)	(2)	141	1,156

2011	Restructuring Plan
	Employee severance and related expenses	39	1	(40)	—	—	1,451
	Lease obligation and other exit costs	377	—	(124)	—	253	830
	Non-cash charges	—	—	—	28	28	59

		416	1	(164)	28	281	2,340

	Total	$416	$1,157	$(1,177)	$26	$422	$3,496

	Accrued restructuring charges were included in the Company’s consolidated balance sheet as follows (in thousands):

	June 30, 2012	December 31, 2011
Accrued restructuring charges (current liabilities)	$392	$250
Accounts payable	30	—
Other long-term liabilities	—	166
Total accrued restructuring charges	$422	$416

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

Both our owned-and-operated brokerage and our Powered by Zip network share the same internal engine: the powerful proprietary technology and online marketing capabilities that are the hallmarks of our business. We conduct our owned-and-operated brokerage in 20 markets nationwide, all of which were opened prior to May 2009: Austin, TX, Baltimore, MD, Boston, MA, Chicago, IL, Dallas, TX, Denver, CO, Houston, TX, Las Vegas, NV, Long Island, NY, Los Angeles, CA, Orange County, CA, Orlando, FL, Phoenix, AZ, Richmond, VA, Sacramento, CA, San Diego, CA, the San Francisco Bay area, CA, Seattle, WA, Portland, OR, and Washington, DC. Our Powered by Zip network serves leading local brokerages in ten markets where we do not otherwise conduct business, including Atlanta, GA, Jacksonville, FL, Nashville, TN, the Greater Philadelphia area, PA, Raleigh-Durham, NC, Salt Lake City, UT, Tucson, AZ, Westchester/Bronx, NY, Tampa, FL, and Palm Beach, FL. The markets in our owned-and-operated brokerage and Powered by Zip network are served by over 1,700 local, licensed real estate agents, all of whom are independent contractors.

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

We also derive commission referrals from net commission earned by brokerages in our Powered by Zip network and we derive revenues from certain marketing arrangements with residential mortgage service providers, the sale of online marketing, lead referral fees and other revenues. Historically, non-commission revenues represented less than 5% of our net revenues during any period, although they have exceeded 5% since the fourth quarter of 2010 due to lower transaction revenues resulting from our decision to close certain offices and our owned-and-operated brokerage lagging market growth, as well as efforts to diversify our revenue stream. In April 2012, we terminated our exclusive marketing agreement with Bank of America, a mortgage lender that paid us a flat marketing fee. We have since entered into new non-exclusive marketing agreements with other mortgage lenders in which we are paid either a flat marketing fee or on a cost-per-click basis, and we expect these arrangements to offset fully the revenues we received previously from Bank of America. However, we expect that the time required to bring these new marketing arrangements online will negatively impact non-commission revenues in the near term. We are seeking to enter into other such non-exclusive agreements with participants in the mortgage lending and related fields, and we routinely explore opportunities to grow our non-commission revenues through marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home.

Restructuring and realignment: In early 2011, we restructured our business to heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets. To that end, we closed our offices in twelve markets in the first quarter of 2011: Fresno/Central Valley, CA, Charlotte, NC, Naples, FL, Jacksonville, FL, Miami, FL, Palm Beach, FL, Tampa, FL, Hartford, CT, Minneapolis, MN, Virginia Beach, VA, Tucson, AZ, and Atlanta, GA. As we closed our offices in Tucson and Atlanta, we transitioned our local operations to third-party brokerages in our Powered by Zip network, and after we closed our offices in Jacksonville, we added a third-party brokerage in that market to our Powered by Zip network, as discussed below. We also reorganized local management responsibilities and significantly reduced our corporate sales support and administration, which encouraged greater local independence and efficiency. In the fourth quarter of 2011, we continued our restructuring by closing our offices in Raleigh-Durham, NC, and the Greater Philadelphia area, PA, while transitioning our operations in those markets to our Powered by Zip network, and in early 2012 we did likewise in Salt Lake City, UT, and in the Westchester/Bronx portion of our New York office, all as discussed below. We also began to realign our organization to operate more efficiently and to refocus our resources on the highest value priorities, including by combining our product and marketing functions, and by separating our brokerage operations from our technology and marketing functions. We also created and filled a new position — President of Brokerage Operations — to drive our owned-and-operated brokerage going forward.

Introduction of Powered by Zip network: In early 2011, we began to build our Powered by Zip network with select third-party local brokerages. We have since transitioned our previous owned-and-operated brokerage business in the markets of Atlanta, GA, the Greater Philadelphia area, PA, Raleigh-Durham, NC, Salt Lake City, UT, Tucson, AZ, and the Westchester/Bronx portion of our New York office to the third-party brokers who have joined our Powered by Zip network. We also service brokerages through our Powered by Zip network in the markets of Jacksonville, FL, Tampa, FL, and Palm Beach, FL, where we had ceased to conduct brokerage operations in the first quarter of 2011, and in the new market of Nashville, TN.

End of buyer rebates: Until the summer of 2011, for home buyers in our owned-and-operated brokerage business, we typically shared 20% of our commissions with them in the form of a cash rebate, where permitted by law. On July 1, 2011, we announced that we were discontinuing our commission rebate program, although home buyers who entered into a contract to purchase a home by July 15, 2011, and who closed escrow on the transaction by August 31, 2011, remained eligible to receive the rebate, subject to certain additional restrictions. By eliminating buyer rebates, we have focused consumer attention on our full-service, technology-enhanced customer service, as well as improved the financial productivity of real estate professionals in our owned-and-operated brokerage business. The termination of our rebate program has increased our average net revenue per transaction, but it may have negatively impacted our transaction volume. Also, net revenue increases resulting from the termination of the rebate program have been partially offset by increases in our agent compensation programs. We believe that the termination of our rebate program had a modest positive impact on our financial results for the second half of 2011 and the first half of 2012, and we expect it to have a negligible impact for the remainder of 2012.

Market conditions and trends in our business

Macroeconomic forces. For the past few years, the residential real estate market has been negatively impacted by macroeconomic conditions. We believe that conditions such as tight lending criteria, high numbers of distressed properties, and high unemployment continue to exert negative pressure on the residential real estate market, and may continue to do so for some time, although demand for housing may have been bolstered in 2011 and early 2012 by historically low mortgage rates. For the remainder of 2012, we believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, inventory and shadow inventory levels, the pace at which banks process their foreclosure pipelines, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

Federal action. The federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit. Currently, under the Dodd-Frank Wall Street Reform Act, federal regulators must develop rules to discourage risky home mortgage lending practices by requiring lenders to retain 5% of the risk in the mortgages they originate, other than qualified residential mortgages, also known as QRMs, and other than mortgages that are backed by federally insured mortgage programs. Mortgages that do not meet these exemptions could carry higher interest rates or be less available to home buyers, which could dampen the housing market, particularly if the definition of a QRM is drawn narrowly. It is too soon to tell what the final rules will require. To the extent that governments and related agencies take actions to address the residential real estate market or the home mortgage market, there can be no assurance that those activities will have a positive, meaningful and lasting impact on either market, or that they will not result in unintended consequences.

Current residential real estate market conditions. Recent indicators of national residential real estate market conditions include the following:

•	Volume: According to the National Association of REALTORS®, or NAR, existing home sales nationwide in June 2012 were up 4.5% year-over-year, with volume increases in all major regions of the country except the West. June 2012 represented the twelfth consecutive month of year-over-year volume increases nationwide. The year-over-year volume increase in June 2012 may have been due, in part, to historically low mortgage interest rates, as well as a reduction in the national home-price-to-rent ratio to its lowest level in over a decade. However, inventory shortages may be limiting buying opportunities, as discussed below.

•	Price: According to NAR, in June 2012, the national median existing home sales price increased by 7.9% year-over-year, with increases in all major regions except the Northeast. June 2012 represented the fourth consecutive month of national year-over-year price increases, which hasn’t happened since the first half of 2006. The June 2012 price increase may have been due, in part, to a decrease in the percentage of national home sales that represented distressed properties, as well as inventory shortages, as discussed below.

•	Inventory: According to NAR, the nationwide inventory of existing homes available for sale in June 2012 decreased by 24.4% year-over-year. NAR reports inventory shortages in the lower price ranges in all major regions except the Northeast, and in all but the highest price ranges in the West. Inventory shortages may be impairing homes sales volume and, conversely, pushing up prices in the affected regions.

•	Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are bank owned (or REO), or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In June 2012, the percentage of our sales transactions composed of distressed properties in our owned-and-operated markets was approximately 28%, which was down from 36% in June 2011 for those same markets. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

•	Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. Shadow inventory can occur when lenders put REO properties (properties that have been foreclosed or forfeited to lenders) on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. It is difficult to assess the current volume of shadow inventory and its future impact on the residential real estate market, particularly given the uncertainty surrounding the foreclosure processing delays instituted by many major mortgage lenders as they settle their disputes with regulators concerning their lending practices.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at June 30, 2012.

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

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated statements of operations data (unaudited)	2012	2011	2012	2011
	(In thousands, except per share data)
Net revenues	$20,288	$23,575	$36,361	$43,320

Operating costs and expenses
Cost of revenues	11,098	12,597	19,435	23,305
Product development	1,693	2,234	3,494	4,434
Sales and marketing	5,026	7,281	10,858	15,436
General and administrative	2,067	2,450	4,173	4,807
Restructuring charges, net	95	—	1,157	2,264
Total operating costs and expenses	19,979	24,562	39,117	50,246
Income (loss) from operations	309	(987)	(2,756)	(6,926)
Interest income	5	15	13	43
Income (loss) before income taxes	314	(972)	(2,743)	(6,883)
Provision for (benefit from) income taxes	—	—	—	—
Net income (loss)	$314	$(972)	$(2,743)	$(6,883)

Net income (loss) per share:
Basic	$0.02	$(0.05)	$(0.13)	$(0.34)
Diluted	$0.02	$(0.05)	$(0.13)	$(0.34)
Weighted average common shares outstanding:
Basic	20,650	20,549	20,619	20,530
Diluted	20,663	20,549	20,619	20,530

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated statements of operations data (unaudited)	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses
Cost of revenues	54.7	53.5	53.5	53.8
Product development	8.3	9.5	9.6	10.2
Sales and marketing	24.8	30.9	29.9	35.6
General and administrative	10.2	10.4	11.5	11.1
Restructuring charges, net	0.5	—	3.2	5.2
Total operating costs and expenses	98.5	104.3	107.7	115.9
Income (loss) from operations	1.5	(4.3)	(7.7)	(15.9)
Interest income	—	0.1	—	0.1
Income (loss) before income taxes	1.5	(4.2)	(7.7)	(15.8)
Provision for income taxes	—	—	—	—
Net income (loss)	1.5%	(4.2)%	(7.7)%	(15.8)%

Comparison of the three months ended June 30, 2012 and 2011

Other operating data (1)

	Three Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
Number of markets at end of period - same markets (2)	20	20	—
Number of markets at end of period – total markets (2)	20	23	(3)

Number of transactions closed during the period - same markets (3)	2,924	3,664	(740)	(20.2)%
Number of transactions closed during the period - total markets (3)	2,924	3,992	(1,068)	(26.8)%

Average net revenue per transaction - same markets (4)	$6,560	$5,653	$907	16.0%
Average net revenue per transaction - total markets (4)	$6,560	$5,558	$1,002	18.0%

Number of agents at end of the period - same markets	1,508	1,979	(471)	(23.8)%
Number of agents at end of the period - total markets	1,508	2,197	(689)	(31.4)%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Same markets operating data excludes markets closed as the result of our 2011 and 2012 restructuring plans. These plans included closing our owned-and-operated brokerage operations in selected underperforming markets and, in certain markets, transitioning operations to a third-party brokerage joining our Powered by Zip network. We closed our owned-and-operated brokerage offices in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta, and Tucson during the quarter ended March 31, 2011 and we closed Philadelphia and Raleigh-Durham during the quarter ended December 31, 2011. Operations in Atlanta, Tucson, Raleigh, and Philadelphia were transitioned to our Powered by Zip network of third-party brokerages. Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion of our New York brokerage operations was transitioned to a third-party brokerage in the Powered by Zip network during the quarter ended June 30, 2012, and is excluded from the New York owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Three Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$19,182	$20,713	$(1,531)	(7.4)%
Closed markets	—	1,474	(1,474)	(100.0)%
	19,182	22,187	(3,005)	(13.5)%
Marketing and other revenues	1,106	1,388	(282)	(20.3)%
Total net revenues	$20,288	$23,575	$(3,287)	(13.9)%

The decrease in our net transaction revenues of $3.0 million or 13.5% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was driven primarily by a decrease in the number of transactions closed during the period of 1,068 or 26.8%. Transactions closed during the period on a same market basis were 2,924 compared to 3,664 last year, a decrease of 740 or 20.2%. We believe the decrease in same market transaction volume was attributable to the impact of changes in our business model involving the conversion of our agents to independent contractors as well as continued weak economic conditions and reduced availability of mortgage financing. Same market average net revenue per transaction for the period was $6,560 compared to $5,653 last year, an increase of $907 or 16.0%. We discontinued our commission rebate program during late summer 2011 resulting in lower cash rebates paid during the current quarter which increased average net revenue per transaction in the three months ended June 30, 2012 by approximately $784. Additionally, the impact of higher average homesale prices increased average net revenue per transaction by approximately $123. The decrease in marketing and other revenues for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.2 million and advertising income of $0.2 million, offset by decreases in lead generation fees of $0.2 million and marketing fees of $0.5 million.

We expect our net revenues will decrease in 2012 compared to 2011, driven by a decrease in the overall number of transactions closed, primarily as a result of closing our owned-and-operated brokerage operations in fifteen markets and in the Westchester/Bronx portion of our New York market. We expect an increase in average net revenue per transaction in 2012 compared to 2011 primarily resulting from the full year positive impact of the termination of the commission rebate program. We also expect our marketing and other revenues will decrease for 2012 compared to 2011 resulting primarily from the termination of our mortgage services marketing agreement with Bank of America in April 2012, under which we were paid a flat monthly marketing fee. We have since entered into new non-exclusive marketing agreements with other mortgage lenders in which we are paid either a flat marketing fee or on a cost-per-click basis, and we expect these arrangements to offset fully the revenues we received previously from Bank of America. However, we expect that the time required to bring these new marketing arrangements online will negatively impact non-commission revenues in the near term. We expect the loss of this revenue will be partially offset by increased transaction commission referrals earned from brokers in our Powered by Zip network

Cost of revenues

During the quarter ended March 31, 2011, we completed the transition of our agent force from an employee model to an independent contractor model. Under the employee model, our cost of revenues consisted principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs and agent expense reimbursements. Under the independent contractor model, our cost of revenues consists principally of commissions and related costs. Agent commissions are generally paid on net transaction revenues plus referral and other revenues generated by our agents.

	Three Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$11,097	$11,859	$(762)	(6.4)%
Closed markets	1	738	(737)	(99.9)%
Total	$11,098	$12,597	$(1,499)	(11.9)%

The decrease in cost of revenues for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was related to the overall decrease in net revenues on which we pay agent commissions. Same market cost of revenues for the three months ended June 30, 2012 were $11.1 million compared to $11.9 million for the three months ended June 30, 2011. Agent commissions decreased by approximately $0.8 million or 6.9%. Same market cost of revenues as a percentage of net transaction revenues was 57.2% in 2012 compared to 56.7% in 2011.

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

	Three Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Product development	$1,693	$2,234	$(541)	(24.2)%

The decrease in product development expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due primarily to decreases in salaries and benefits of $0.3 million attributable to reductions in headcount and technology infrastructure costs of $0.2 million. As a percentage of net revenues, product development expenses decreased by 1.2 percentage points for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

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

	Three Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Sales and marketing:
Market level	$3,931	$5,906	$(1,975)	(33.4)%
Regional/corporate sales support and marketing	1,095	1,375	(280)	(20.4)%
Total	$5,026	$7,281	$(2,255)	(31.0)%

Market level sales and marketing expenses decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily as a result of closing markets and eliminating positions in our remaining markets attributable to our 2011 restructuring. The decrease of $2.0 million or 33.4 % was principally attributable to decreases in salaries and benefits of $0.4 million, customer acquisition and marketing costs of $1.3 million and facilities and operating expenses of $0.2 million. Approximately $0.6 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net revenues, market level sales and marketing expenses were 19.4% in 2012 compared to 25.0% in 2011.

Regional/corporate sales support and marketing expenses decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and were primarily attributable to decreases in salaries and benefits of $0.3 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 5.4% in 2012 compared to 5.8% in 2011.

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

	Three Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
General and administrative	$2,067	$2,450	$(383)	(15.7)%

General and administrative expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 decreased by approximately $0.4 million or 15.7% and were primarily attributable to decreased salaries and benefits of $0.1 million, recruiting and training expenses of $0.1 million, and consulting and professional fees of $0.1 million. As a percentage of net revenues, general and administrative expenses were 10.2% for the three months ended June 30, 2012 to 10.4% in the three months ended June 30, 2011.

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

Restructuring charges, net

	Three Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$95	$—	$95	100.0%

During February 2012, we announced a restructuring, including a work force realignment to more appropriately allocate resources to our key strategic initiatives and the closing of brokerage operations in our Salt Lake City market (the “2012 Restructuring Plan”). The restructuring charges for the 2012 Restructuring Plan for the period ended June 30, 2012 of $0.1 million included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. During January 2011, we announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions (the “2011 Restructuring Plan”). The restructuring charges for the 2011 Restructuring Plan were insignificant for the period ended June 30, 2012.

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

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Interest income	$5	$15	$(10)	(64.1)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, was due primarily to lower average balances. The lower average balances were attributable primarily to cash used in our operating activities as a result of the losses incurred over the last twelve months.

Comparison of the six months ended June 30, 2012 and 2011

Other operating data (1)

	Six Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
Number of markets at end of period - same markets (2)	20	20	—
Number of markets at end of period – total markets (2)	20	23	(3)

Number of transactions closed during the period - same markets (3)	5,256	6,834	(1,578)	(23.1)%
Number of transactions closed during the period - total markets (3)	5,336	7,628	(2,292)	(30.0)%

Average net revenue per transaction - same markets (4)	$6,351	$5,455	$896	16.4%
Average net revenue per transaction - total markets (4)	$6,342	$5,320	$1,022	19.2%

Number of agents at end of the period - same markets	1,508	1,979	(471)	(23.8)%
Number of agents at end of the period - total markets	1,508	2,197	(689)	(31.4)%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Same markets operating data excludes markets closed as the result of our 2011 and 2012 restructuring plans. These plans included closing our owned-and-operated brokerage operations in selected underperforming markets and, in certain markets, transitioning operations to a third-party brokerage joining our Powered by Zip network. We closed our owned-and-operated brokerage offices in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta, and Tucson during the quarter ended March 31, 2011 and we closed Philadelphia and Raleigh-Durham during the quarter ended December 31, 2011. Operations in Atlanta, Tucson, Raleigh, and Philadelphia were transitioned to our Powered by Zip network of third-party brokerages. Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion of our New York brokerage operations was transitioned to a third-party brokerage in the Powered by Zip network during the quarter ended June 30, 2012, and is excluded from the New York owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Six Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$33,381	$37,276	$(3,895)	(10.4)%
Closed markets	459	3,303	(2,844)	(86.1)%
	33,840	40,579	(6,739)	(16.6)%
Marketing and other revenues	2,521	2,741	(220)	(8.0)%
Total net revenues	$36,361	$43,320	$(6,959)	(16.1)%

The decrease in net transaction revenues of $6.7 million or 16.6% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was driven primarily by a decrease in the number of transactions closed during the period of 2,292 or 30.0%. Transactions closed during the period on a same market basis were 5,256 compared to 6,834 last year, a decrease of 1,578 or 23.1%. We believe the decrease in same market transaction volume was attributable to the impact of changes in our business model involving the conversion of our agents to independent contractors as well as continued weak economic conditions and reduced availability of mortgage financing. Same market average net revenue per transaction for the period was $6,351 compared to $5,455 last year, an increase of $896 or 16.4%. We discontinued our commission rebate program during late summer 2011 resulting in lower cash rebates paid during the current period which increased average net revenue per transaction in the six months ended June 30, 2012 by approximately $790. Additionally, the impact of higher average home sale prices increased average net revenue per transaction by approximately $105. The decrease in marketing and other revenues for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.3 million and advertising income of $0.4 million, offset by decreases in lead generation fees of $0.4 million, marketing fees of $0.4 million and referral fees of $0.1 million.

We expect our net revenues will decrease in 2012 compared to 2011, driven by a decrease in the overall number of transactions closed, primarily as a result of closing our owned-and-operated brokerage operations in fifteen markets and in the Westchester/Bronx portion of our New York market. We expect an increase in average net revenue per transaction in 2012 compared to 2011 primarily resulting from the full year positive impact of the termination of the commission rebate program. We also expect our marketing and other revenues will decrease for 2012 compared to 2011 resulting primarily from the termination of our mortgage services marketing agreement with Bank of America in April 2012, under which we were paid a flat monthly marketing fee. We have since entered into new non-exclusive marketing agreements with other mortgage lenders in which we are paid either a flat marketing fee or on a cost-per-click basis, and we expect these arrangements to offset fully the revenues we received previously from Bank of America. However, we expect that the time required to bring these new marketing arrangements online will negatively impact non-commission revenues in the near term. We expect the loss of this revenue will be partially offset by increased transaction commission referrals earned from brokers in our Powered by Zip network

Cost of revenues

During the three months ended March 31, 2011, we completed the transition of our agent force from an employee model to an independent contractor model. Under the employee model, our cost of revenues consists principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs, agent expense reimbursements and amortization of internal-use software and website development costs which relate primarily to our ZAP technology. Under the independent contractor model, our cost of revenues consists principally of commissions and amortization of internal-use software and website development costs which relate primarily to our ZAP technology. Agent commissions are generally paid on market net revenues which include net transaction revenues plus referral and other revenues generated by our agents.

	Six Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$19,204	$21,448	$(2,244)	(10.5)%
Closed markets	231	1,857	(1,626)	(87.6)%
Total	$19,435	$23,305	$(3,870)	(16.6)%

The decrease in cost of revenues of $3.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Cost of revenues on a same market basis for the six months ended June 30, 2012 was $19.1 million compared to $21.4 million for the six months ended June 30, 2011. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $0.2 million or 100.0% attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Same market cost of revenues as a percentage of market net revenues for the six months ended June 30, 2012 was 56.8%, a decrease of 0.2 percentage points from 57.0% for the six months ended June 30, 2011.

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

	Six Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Product development	$3,494	$4,434	$(940)	(21.2)%

The decrease in product development expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due primarily to decreases in salaries and benefits of $0.7 million attributable to reductions in headcount resulting from our restructuring, technology infrastructure costs of $0.4 million offset by increases in consulting of $0.1 million and amortization of internal-use software of $0.1 million. As a percentage of net revenues, product development expenses decreased by 0.6 percentage points for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

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

	Six Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Sales and marketing:
Market level	$8,518	$12,844	$(4,326)	(33.7)%
Regional/corporate sales support and marketing	2,340	2,592	(252)	(9.7)%
Total	$10,858	$15,436	$(4,578)	(29.7)%

Market level sales and marketing expenses decreased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 by $4.3 million or 33.7%. The decrease was primarily attributable to decreases in salaries and benefits of $1.1 million, customer acquisition and marketing costs of $2.7 million, facilities and operating expenses of $0.3 million, and travel of $0.1. Approximately $1.8 million of the overall decrease was attributable operations of closed markets. As a percentage of market net revenues, market sales and marketing expenses were 23.4% in the current period compared to 29.6% in the same period last year.

Regional/corporate sales support and marketing expenses decreased by approximately $0.3 million and consisted primarily of decreases in salary and benefits of $0.3 million, consulting of $0.1 million and travel of $0.1 million, offset by increases in customer acquisition and marketing costs of $0.2 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.4% in the six months ended June 30, 2012 compared to 6.0% in the six months ended June 30, 2011.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Six Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
General and administrative	$4,173	$4,807	$(634)	(13.2)%

General and administrative expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 decreased by approximately $0.6 million or 13.2% and were primarily attributable to decreased salaries and benefits of $0.1 million, facilities and other operating expenses of $0.1 million, professional fees of $0.2 million and recruiting fees of $0.1 million. As a percentage of net revenues, general and administrative expenses were 11.5% for the quarter compared to 11.1% in the six months ended June 30, 2011.

Restructuring charges, net

	Six Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$1,157	$2,264	$(1,107)	(48.9)%

During the six months ended June 30, 2012, we implemented a cost reduction initiative which included reducing our workforce in our corporate sales support and administrative functions. The restructuring charge includes severance pay and related expenses of approximately $1.1 million. Adjustments to non-cash stock-based compensation expense resulting from expense reversals for unvested stock awards that were forfeited were not significant. At June 30, 2012, the aggregate outstanding restructuring liability was approximately $0.4 million which primarily relates to employee severance and related expenses and to non-cancelable lease costs we expect to pay over the remaining term of the leases, which end by the third quarter of 2016.

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

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Six Months Ended June 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Interest income	$13	$43	$(30)	(69.8)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred and our restructuring.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2012 are our cash, cash equivalents and short-term investments. As of June 30, 2012, we had cash, cash equivalents and short-term investments at fair value of $19.1 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $2.2 million and $7.3 million in the six months ended June 30, 2012 and 2011, respectively. Cash used in the six months ended June 30, 2012 resulted primarily from a net loss of $2.7 million and net changes in operating assets and liabilities of $0.8 million offset by non-cash adjustments. Cash used of $0.8 million from the net change in operating assets and liabilities included a $0.1 million restructuring charge accrual. The non-cash adjustments resulted primarily from $0.9 million of depreciation and amortization and $0.5 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the six months ended June 30, 2011 resulted primarily from a net loss of $6.9 million and net changes in operating assets and liabilities of $2.5 million offset by non-cash adjustments. Cash used of $2.5 million from the net change in operating assets and liabilities included a $0.7 million restructuring charge accrual. The non-cash adjustments resulted primarily from $1.0 million of depreciation and amortization and $0.8 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses.

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

Investing activities

Our investing activities provided cash of $2.8 million and $13.4 million in the six months ended June 30, 2012 and 2011, respectively. Cash provided for in the six months ended June 30, 2012 primarily represents the proceeds from the sale and maturity of short-term investments of $3.8 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the six months ended June 30, 2011 represent the net proceeds from the sales and maturity of short-term investments of $14.2 million less the purchase of property and equipment, including amounts for website development and internal use software.

Currently, we expect our remaining 2012 capital expenditures to be approximately $1.0 million primarily attributable to amounts capitalized for internal-use software and website development costs as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash of $0.1 million in the six months ended June 30, 2012 and were not significant in the six months ended June 30, 2011. Cash provided for the six months ended June 30, 2012 represents proceeds from stock option exercises.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2017. The following table provides summary information concerning our future contractual obligations and commitments at June 30, 2012.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$1,901	$2,433	$1,700	$65	$6,099

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

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$20,288	$23,575	$36,361	$43,320
Adjusted EBITDA	$1,131	$(54)	$(210)	$(2,852)
Adjusted EBITDA margin	5.6%	(0.2)%	(0.6)%	(6.6)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net income (loss) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$314	$(972)	$(2,743)	$(6,883)
Add back
Interest income	(5)	(15)	(13)	(43)
Depreciation and amortization	433	484	870	973
Stock-based compensation expense	294	449	519	837
Restructuring charges, net	95	—	1,157	2,264
Non-GAAP Adjusted EBITDA	$1,131	$(54)	$(210)	$(2,852)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of June 30, 2012 and 2011, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2012 and 2011, there would be a negligible increase or decline in fair market value of the portfolio.

Exchange rate sensitivity

We do not have an exposure to foreign currency exchange rate fluctuations because we do not have any revenues or expenses denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 26, 2011, the California State Labor Commissioner filed a lawsuit against us in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerns our compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. On January 18, 2012, we filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Accordingly, we believe that this claim is without merit and, thus, we intend to vigorously defend against this lawsuit.

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc . The complaint concerns our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. In addition to the federal law allegations, the complaint also alleges violations of the Arizona Minimum Wage law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On April 2, 2012, we filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with federal and state law. Accordingly, we believe that this claim is without merit and, thus, we intend to vigorously defend against this lawsuit.

On February 29, 2012, one real estate agent formerly employed by us, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc. concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. We believe that the claims in this case are nearly identical to those in the State Labor Commissioner, etc., v. ZipRealty, Inc. On April 2, 2012, we filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Additionally, we filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which we alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled to receive under her written employment agreement. Accordingly, we believe Ms. Adewumni’s claim is without merit and, thus, we intend to vigorously defend against this lawsuit.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2011. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended June 30, 2012, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 5.	Other Information:

Not applicable.

Item 6.	Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY
Date: August 10, 2012	By:	/s/ Eric L. Mersch
Eric L. Mersch
Chief Financial Officer

Exhibit Index

Exhibit number	Description
3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.15(3)*	Offer Letter of Eric L. Mersch effective April 9, 2012

10.16(4)*	Offer Letter of Franklin V. (Van) Davis effective May 7, 2012

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) filed with the Securities and Exchange Commission on May 11, 2012.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on May 8, 2012.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

