Form 10-Q/A
period 2012-06-30
ZIPREALTY INC
filed 2012-09-07
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of ZipRealty, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the unaudited condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II — OTHER INFORMATION

Item 6.	Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY

Date: September 7, 2012	By:	/s/ Eric L. Mersch
Eric L. Mersch
Chief Financial Officer

Exhibit Index

Exhibit number	Description
3.1(1)++	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)++	Bylaws

4.1(2)++	Form of Common Stock Certificate

10.15(3)*++	Offer Letter of Eric L. Mersch effective April 9, 2012

10.16(4)*++	Offer Letter of Franklin V. (Van) Davis effective May 7, 2012

31.1++	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2++	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1++	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2++	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101 INS+	XBRL Instance Document

101 SCH+	XBRL Taxonomy Extension Schema Document

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011and (iv) related notes.

++	These exhibits were previously filed with or incorporated by reference into the Quarterly Report on Form 10-Q of ZipRealty, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012.
*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to the Quarterly Report on Form 10-Q referenced above.