Form 10-Q
period 2012-09-30
ZIPREALTY INC
filed 2012-11-13
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

We had 20,659,437 shares of common stock outstanding at October 31, 2012.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$17,567	$12,634
Short-term investments	1,500	9,501
Accounts receivable, net of allowance of $33 and $35, respectively	1,448	1,209
Prepaid expenses and other current assets	1,846	2,002
Total current assets	22,361	25,346
Restricted cash	500	500
Property and equipment, net	2,208	2,211
Other assets	236	239
Total assets	$25,305	$28,296

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$850	$1,096
Accrued expenses and other current liabilities	8,458	4,337
Accrued restructuring charges, current portion	249	250
Total current liabilities	9,557	5,683
Other long-term liabilities	618	781
Total liabilities	10,175	6,464

Commitments and contingencies (Note 6 and 7)
Stockholders’ equity
Common stock: $0.001 par value; 100,000 shares authorized; 24,248 and 24,167 shares issued and 20,638 and 20,565 shares outstanding, respectively	24	24
Additional paid-in capital	159,065	158,080
Accumulated other comprehensive income (loss)	—	(3)
Accumulated deficit	(126,339)	(118,656)
Treasury stock at cost 3,610 and 3,602 shares, respectively	(17,620)	(17,613)
Total stockholders’ equity	15,130	21,832
Total liabilities and stockholders’ equity	$25,305	$28,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues	$19,767	$23,307	$56,128	$66,627
Operating costs and expenses
Cost of revenues	11,171	12,672	30,605	35,976
Product development	1,729	2,153	5,224	6,588
Sales and marketing	4,837	6,569	15,694	22,005
General and administrative	1,743	2,142	5,916	6,949
Litigation settlement charges (Note 6)	5,000	610	5,000	610
Restructuring charges, net	233	14	1,390	2,278
Total operating costs and expenses	24,713	24,160	63,829	74,406
Income (loss) from operations	(4,946)	(853)	(7,701)	(7,779)
Interest income	6	8	18	51
Income (loss) before income taxes	(4,940)	(845)	(7,683)	(7,728)
Provision for (benefit from) income taxes	—	—	—	—
Net income (loss)	$(4,940)	$(845)	$(7,683)	$(7,728)
Net income (loss) per share:
Basic and diluted	$(0.24)	$(0.04)	$(0.37)	$(0.38)
Weighted average common shares outstanding:
Basic and diluted	20,637	20,534	20,630	20,538

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive income:
Net income (loss)	$(4,940)	$(845)	$(7,683)	$(7,728)
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	—	—	3	(14)
Comprehensive income (loss)	$(4,940)	$(845)	$(7,680)	$(7,742)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(7,683)	$(7,728)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,317	1,451
Amortization of intangible assets	—	22
Stock-based compensation expense	884	1,302
Non-cash restructuring charges	4	54
Provision for doubtful accounts	(2)	74
Amortization (accretion) of short-term investment premium (discount)	44	152
Loss on disposal of property and equipment	5	—
Changes in operating assets and liabilities
Accounts receivable	(237)	424
Prepaid expenses and other current assets	156	(136)
Other assets	3	2
Accounts payable	(246)	(602)
Accrued expenses and other current liabilities	4,121	(2,286)
Accrued restructuring charges, current portion	(1)	532
Other long-term liabilities	(163)	274
Net cash used in operating activities	(1,798)	(6,465)

Cash flows from investing activities
Restricted Cash	—	(110)
Purchases of short-term investments	—	(5,049)
Proceeds from sale or maturity of short-term investments	7,960	19,266
Purchases of property and equipment	(1,302)	(1,256)
Net cash provided by investing activities	6,658	12,851

Cash flows from financing activities
Proceeds from stock option exercises	80	30
Acquisition of treasury stock	(7)	(17)
Net cash provided by financing activities	73	13
Net increase in cash and cash equivalents	4,933	6,399
Cash and cash equivalents at beginning of period	12,634	13,393
Cash and cash equivalents at end of period	$17,567	$19,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2012 and 2011 and for the nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. The Company’s historical quarterly operations have been additionally impacted in recent years as a result of economic conditions and government programs that altered home buyer behavior. Net transaction revenues during the three months ended September 30, 2011 and 2010 accounted for approximately 27.6% and 23.7% of annual net transaction revenues in 2011 and 2010, respectively. Net transaction revenues during the nine months ended September 30, 2011 and 2010 accounted for approximately 78.4% and 77.6% of annual net transaction revenues in 2011 and 2010, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Effective for the year ended December 31, 2011, for income statement presentation purposes, amortization of internal-use software and website development costs were reclassified from cost of revenues to product development. Accordingly, $279,000 and $795,000 have been reclassified from cost of revenues to product development for the three months and nine months ended September 30, 2011, respectively. Effective for the three and nine months ended September 30, 2012, for income statement presentation purposes, litigation settlement charges associated with our former employee model for our agents which has since been transitioned to an independent contractor model were reclassified from general and administrative to litigation settlement charges in the accompanying statements of operations. Accordingly, $610,000 has been reclassified from general and administrative to litigation settlement charges for the three months and nine months ended September 30, 2011.

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

Recent Accounting Guidance Not Yet Adopted

In July 2012, the FASB issued updated guidance on indefinite-lived intangible assets impairment test. This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment, other than goodwill. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. This guidance will be effective for our fiscal year ending December 31, 2013, or fiscal year 2013, with early adoption permitted. We do not expect this new guidance to have a material impact on our results of operations and financial position.

2. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments

At September 30, 2012 and December 31, 2011, short-term investments were classified as available-for-sale securities, except for restricted cash, and were reported at fair value as follows:

	September 30, 2012				December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
Money market funds	$11,769	$—	$—	$11,769	$10,320	$—	$—	$10,320
Certificate of deposits	—	—	—	—	250	—	—	250
Corporate obligations	—	—	—	—	1,745	—	—	1,745
US Government sponsored obligations	1,500	—	—	1,500	4,861	—	(3)	4,858
Total	$13,269	$—	$—	$13,269	$17,176	$—	$(3)	$17,173

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Recorded as:
Cash equivalents	$11,769	$7,672
Short-term investments	1,500	9,501
Total	$13,269	$17,173

At September 30, 2012 and December 31, 2011, the Company did not have any investments with a significant unrealized loss position. All of the investments at September 30, 2012 mature within one year or less.

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At September 30, 2012 and December 31, 2011, there were no liabilities within the scope of the accounting standards. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio.

At September 30, 2012 and December 31, 2011, our available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$11,769	$—	$—	$11,769	$10,320	$—	$—	$10,320
Certificates of deposits	—	—	—	—	—	250	—	250
Corporate obligations	—	—	—	—	—	1,745	—	1,745
US Government sponsored obligations	—	1,500	—	1,500	—	4,858	—	4,858

Total	$11,769	$1,500	$—	$13,269	$10,320	$6,853	$—	$17,173

3. NET LOSS PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(4,940)	$(845)	$(7,683)	$(7,728)

Denominator:
Shares used to compute EPS Basic and diluted	20,637	20,534	20,630	20,538
Net income (loss) per share basic and diluted:
Basic and diluted	$(0.24)	$(0.04)	$(0.37)	$(0.38)

The following weighted-average outstanding options and non-vested common shares were excluded in the computation of diluted net income (loss) per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Options to purchase common stock	5,095	4,490	4,729	4,442
Non-vested common stock	—	23	—	32
Total	5,095	4,513	4,729	4,474

4. STOCK-BASED COMPENSATION

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted during the three and nine months ended September 30, 2012 and 2011 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	51%	46%	49-51%	46-47%
Risk-free interest rate	0.9%	1.2%	0.7 - 1.2%	1.2 - 2.7%
Expected life (years)	6.1	6.1	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.16	$0.97	$0.62	$1.33

Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of revenues	$124	$44	$163	$152
Product development	10	89	46	242
Sales and marketing	36	117	122	321
General and administrative	116	215	473	587
Restructuring charges, net	80	—	80	—
Total stock-based compensation expense	366	465	884	1,302
Tax effect on stock-based compensation	—	—	—	—
Net effect on net loss	$366	$465	$884	$1,302

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of September 30, 2012, there was $2.1 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining recognition period of 2.3 years. As of September 30, 2012, there was no unrecorded stock-based compensation related to unvested restricted stock.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2011	4,163	$3.87	6.01	$20
Options granted	1,667	1.32
Options exercised	(80)	0.99
Options forfeited/cancelled/expired	(685)	3.29
Outstanding at September 30, 2012	5,065	$3.16	6.29	$2,709
Exercisable at September 30, 2012	2,861	$4.20	4.09	$176

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

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.82 on September 28, 2012, and the exercise price for the options that were in-the-money at September 28, 2012. The total number of in-the-money options exercisable as of September 30, 2012 was 482,000. Total intrinsic value of options exercised was $25,000 and $43,000 for the nine months ended September 30, 2012 and 2011, respectively. The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2012 was $-0- and ($3,000), respectively. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2011 was $9,000 and $65,000, respectively.

A summary of the Company’s non-vested restricted stock for the period indicated was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Non-vested at December 31, 2011	23	$4.90
Shares granted	—	—
Shares vested	(21)	4.90
Shares forfeited	(2)	4.90
Non-vested at September 30, 2012	—	$—

5. INCOME TAXES

At the end of each interim period, the Company calculates an effective tax rate based on the Company’s best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The Company maintains that a full valuation allowance should be maintained for its net deferred tax assets at September 30, 2012. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

Based on the full valuation allowance and the loss for the nine months ended September 30, 2012, the Company has not recorded a tax provision or benefit.

6. LEGAL SETTLEMENTS AND RELATED CONTINGENCY

On September 26, 2011, the Division of Labor Standards Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint sought liquidated damages. On September 28, 2012, the Company entered into a Settlement Agreement and General Release (the “Agreement”) with the DLSE concerning this complaint. Pursuant to the Agreement, the Company agreed to pay $5 million within fifteen (15) days following the execution of the Agreement, with $0.2 million to be paid to the DSLE for attorney’s fees and costs, and $4.8 million to be paid into a trust for disbursement to the Company’s former employees as back wages. The $5 million settlement cost has been accrued and reflected on the balance sheet within accrued expenses and other current liabilities and reflected in the statement of operations as litigation settlement charges. The Company will also pay the employer’s shares of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which could total up to $1.0 million if all former employee claimants participate. As of September 30, 2012, a liability and corresponding expense for these employer taxes and administrative fees have not been reflected within the balance sheet and statement of operations because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release of claims against the Company. The Agreement also includes a full release by the DSLE from any further liability on this issue. In addition, the DLSE executed a Request for Dismissal of the Complaint, with prejudice, which the Company filed with the Court after making the $5 million payment. On October 12, 2012, the Court dismissed the entire action, with prejudice, against all defendants.

7. COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2017. Future gross and net lease commitments under non-cancelable operating leases at September 30, 2012 were as follows, in thousands:

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Remainder of 2012	$542	$(13)	$529
2013	1,655	(3)	1,652
2014	1,288	—	1,288
2015	1,036	—	1,036
2016	883	—	883
Thereafter	407	—	407
Total minimum lease payments	$5,811	$(16)	$5,795

Legal proceedings

On March 26, 2010, the Company was named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. The US Patent Office is currently reexamining the patents at issue. After completing its initial investigation of this matter, the Company does not currently believe that it has infringed on any patent, or that it has any liability for the claims alleged, and, thus, the Company intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 17, 2012, two real estate sales agents formerly employed by the Company, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against the Company in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc . The complaint concerns the Company’s compensation practices nationwide regarding its real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime as required by federal law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On April 2, 2012, the Company filed an answer denying these allegations as it believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” under the Federal Fair Labor Standards Act, and thus, the Company believes that this claim is without merit. In addition to the federal law allegations, the complaint alleges violations of the Arizona Minimum Wage law. The Company intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 29, 2012, one real estate agent formerly employed by the Company, on behalf of herself and all other similarly situated individuals, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc. concerning the Company’s compensation practices regarding real estate agents in California. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime.  On April 2, 2012, the Company filed an answer denying these allegations as the Company believes that the Company’s sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law. Additionally, the Company filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which the Company alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled to receive under her written employment agreement. Accordingly, the Company believes Ms. Adewumni’s claim is without merit and, thus, the Company intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

 The Company is not currently subject to any other material legal proceedings. From time to time the Company has been, and the Company currently is, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to the Company, and the Company believes that the resolution of these proceedings will not have a material adverse effect on its business, financial position, results of operations or cash flows.

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

 8. RESTRUCTURING CHARGES, NET

2012 Restructuring Plan

During February 2012, the Company announced a restructuring, including a work force realignment to more appropriately allocate resources to its key strategic initiatives. The workforce realignment involved investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that did not support its strategic priorities. During March 2012, the Company announced the transition of its owned-and-operated brokerage office in Salt Lake City to a third-party brokerage joining the Company’s Powered by Zip network. The Company announced the transition of its owned-and-operated brokerage office in New York with the April 2012 transition of the Westchester office and the August 2012 transition of the Long Island office to third-party brokerages that joined the Company’s Powered by Zip network. The Company recorded restructuring charges of approximately $0.2 million and $1.4 million related to the 2012 Restructuring Plan during the three and nine months ended September 30, 2012, respectively, and expects to incur additional restructuring charges in the remainder of 2012 as it continues to execute the 2012 Restructuring Plan. Included in the restructuring charges for the three months ended September 30, 2012 was non-cash stock-based compensation expense of $0.1 million reflecting a modification of certain stock-based awards previously granted to employees affected by the restructuring. Accrued restructuring charges as of September 30, 2012 are expected to be substantially paid out by December 31, 2012.

2011 Restructuring Plan

During January 2011, the Company announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. As of September 30, 2012, the Company has recorded the majority of the cost of this restructuring. Accrued 2011 Restructuring Plan charges as of September 30, 2012 relate primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations, which extend to 2016.

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the three months ended September 30, 2012 (in thousands):

	Balance as of June 30, 2012	Charges	Payments	Non-cash adjustments	Balance as of September 30, 2012	Total charges to date as of September 30, 2012
2012 Restructuring Plan
Employee severance and related expenses	106	$209	$(233)	$(80)	$2	$1,336
Lease obligation and other exit costs	32	23	(12)	—	43	54

	138	232	(245)	(80)	45	1,390

2011 Restructuring Plan
Employee severance and related expenses	—	1	(1)	—	—	1,451
Lease obligation and other exit costs	254	—	(50)	—	204	889

	254	1	(51)	—	204	2,340

Total	$392	$233	$(296)	$(80)	$249	$3,730

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the nine months ended September 30, 2012 (in thousands):

	Balance as of December 30, 2011	Charges	Payments	Non-cash adjustments	Balance as of September 30, 2012	Total charges to date as of September 30, 2012
2012 Restructuring Plan
Employee severance and related expenses	—	$1,335	$(1,253)	$(80)	$2	$1,335
Lease obligation and other exit costs	—	54	(11)	—	43	54

	—	1,389	(1,264)	(80)	45	1,389

2011 Restructuring Plan
Employee severance and related expenses	39	1	(40)	—	—	1,452
Lease obligation and other exit costs	377	—	(173)	—	204	889

	416	1	(213)	—	204	2,341

Total	$416	$1,390	$(1,477)	$(80)	$249	$3,730

Accrued restructuring charges were included in the Company’s consolidated balance sheet as follows (in thousands):

	September 30, 2012	December 31, 2011
Accrued restructuring charges (current liabilities)	$249	$250
Other long-term liabilities	—	166
Total accrued restructuring charges	$249	$416

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

OVERVIEW

We are the most prominent online, technology-enabled real estate brokerage company that competes in the residential industry. Our company owned-and-operated real estate brokerage serves 19 metropolitan markets with nearly 1,600 real estate professionals. We serve an additional 12 markets through our Powered by Zip technology business, which provides our technology platform as a Software-As-A-Service, or SAAS, offering to third party brokerages with over 200 agents. We operate ZipRealty.com, the most visited brokerage website with approximately 2.4 million unique monthly visitors. We also provide consumers with highly rated mobile applications that offer all of the features of our website and optimize them for mobile phones and tablets.

Both our owned-and-operated brokerage and our Powered by Zip network share the same internal engine: the powerful proprietary technology, known as the Zip Agent Platform, or ZAP, and the online marketing capabilities that form the foundation of our business. We developed this internal engine over a 13-year period during which our engineers partnered with real estate professionals with the goal of producing the most innovative end-to-end technology platform in the residential real estate industry that would offer the most accurate, timely information on home listings available.

Our proprietary technology, established reputation as an owned-and-operated brokerage, and Powered by Zip network, as well as our prominence both online and in mobile, allow us to serve three main constituencies in the real estate industry:

•	First and foremost, we serve serious consumers, by which we mean consumers that expect to purchase or sell a home within the next 12 months. These consumers increasingly demand control, choice and seamless, customized service. We offer Internet- and mobile-enabled, state-of-the-art technology and access to information that real estate professionals can combine with their own local knowledge and personal expertise to offer an exceptional start-to-finish experience to their clients. As a licensed brokerage company, the residential data available to us is more accurate than that of non-licensed companies, which gives our consumers an improved user experience as they search for the home that’s right for them.

•	Second, we serve real estate professionals in our owned-and-operated brokerage business. For these professionals, who seek more productive ways to conduct business in our fiercely competitive industry, we provide technology and online marketing tools to enhance their online sales channel, including the attraction, incubation and service of their clients.

•	Third, we serve other real estate brokerages who seek a competitive edge in this new era in which consumers increasingly find homes and real estate professionals online. For these brokerages, we offer our technology platform through our Powered by Zip SAAS offering. All of these brokerages have access to all of the technology features and functionality available to our ZipRealty consumers and real estate professionals.

We conduct our owned-and-operated brokerage services in 19 markets nationwide, all of which were opened prior to May 2009: Austin, TX, Baltimore, MD, Boston, MA, Chicago, IL, Dallas, TX, Denver, CO, Houston, TX, Las Vegas, NV, Los Angeles, CA, Orange County, CA, Orlando, FL, Phoenix, AZ, Richmond, VA, Sacramento, CA, San Diego, CA, the San Francisco Bay area, CA, Seattle, WA, Portland, OR, and Washington, DC. Our Powered by Zip network serves leading local brokerages in 12 markets where we do not otherwise conduct business, including Atlanta, GA, Jacksonville, FL, Nashville, TN, the Greater Philadelphia area, PA, Raleigh-Durham, NC, Salt Lake City, UT, Tucson, AZ, Westchester/Bronx, NY, Tampa, FL, Palm Beach, FL, Long Island, NY, and Brooklyn, NY. The markets in our owned-and-operated brokerage and Powered by Zip network are served by over 1,800 local, licensed real estate professionals, all of whom are independent contractors, and extends our services to approximately 42% of the U.S. domestic population and 41% of households.

All of our revenues derive from our core business of offering the best proprietary technology and online marketing capabilities available in our industry. We derive the majority of our net revenues from commissions earned in our owned-and-operated brokerage representing buyers and sellers in residential real estate transactions. We record commission revenues net of any commission discount, transaction fee adjustment or, when applicable, rebate. Net transaction revenues are principally driven by our base of real estate professionals whose productivity leads to the number of transactions closed and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission received on each transaction and can vary significantly by market. We also derive revenues from net commission earned by brokerages in our Powered by Zip network. Brokerages in our Powered by Zip network typically pay a combination of a monthly subscription and transaction-based success fee for our full SAAS solution. This solution includes co-branded website, online visibility for their designated agents, high quality leads (as measured by lead to conversion rates) for their metropolitan area, the ZAP brokerage operating system for managing the business, and the full agent functionality of the ZAP platform for managing the client interaction, lead incubation and customer service. Additionally, we derive revenues from our website through marketing arrangements with residential mortgage service providers as well as the sale of online marketing. Finally, we earn lead referral fees. For the third quarter and year-to-date, Powered by Zip and non-commission revenues represented less than 10% of our net revenues.

RECENT DEVELOPMENTS

Marketing relationships: During the second and third quarters of 2012, we signed non-exclusive marketing agreements with two residential mortgage service providers, New American Mortgage and Citibank N.A, a subsidiary of Citigroup, to replace our terminated agreement with Bank of America, a mortgage lender that paid us a flat marketing fee. According to the terms of our new marketing agreements, we are paid either a flat marketing fee or on a cost-per-click basis. We launched our Citibank marketing relationship mid-quarter in the third quarter of 2012, and in the fourth quarter we expect to receive the first full quarter benefit of this relationship. We expect these combined arrangements to offset fully the revenues we received previously from Bank of America. We are seeking to enter into other such non-exclusive agreements with participants in the mortgage lending and related fields, and we routinely explore opportunities to grow our non-commission revenues through marketing and other business arrangements for offering services related to the purchase, sale and ownership of a home.

Restructuring and realignment: In early 2011, we began restructuring our business to heighten our focus on our core strengths in technology, online marketing and our most attractive local real estate markets. Since then, we closed our offices in sixteen markets, while transitioning six of them to eight third-party brokerages in our Powered by Zip network. We have also reorganized local management responsibilities and significantly reduced our corporate sales support and administration. Also, our President of Brokerage Operations, Van Davis, implemented new initiatives in agent recruiting and retention in the third quarter of 2012, and in the fourth quarter of 2012 he is planning to complete the restructuring of our field operations staffing to support growth in the brokerage business. Key initiatives in the field operations restructuring plan include consolidation of district-level leadership roles and a shift in our agent recruiting function from a centralized approach to district-level execution. The latter initiative requires the hiring of 17 district-level recruiters and the closing of our central recruiting services. While we believe that district recruiters will be more effective in driving growth in agent count, we may experience disruption in our recruiting process until these positions are filled and the recruiters are executing on their hiring plans. Overall, we believe that the net result of our restructuring and cost containment will be an increase in our district office profitability and a sustainable corporate overhead that would support an increase in transaction volume nearly double that of our current seasonally adjusted annual rate of transaction revenue.

Legal settlement: On September 28, 2012, we signed a settlement agreement with the State of California’s Department of Labor Standards Enforcement, or DLSE, for a release of all its claims that we failed to pay our California real estate agents, who were at the time in question classified as employees, minimum wage and overtime mandated by California laws. Pursuant to that settlement, in the fourth quarter of 2012, we paid $0.2 million to the DSLE for attorney’s fees and costs and $4.8 million to a trust for disbursement to our former employees as back wages. As this trust disburses funds to our former employees, we will be required to pay the employer’s shares of F.I.C.A. taxes and other employer tax responsibilities on back wages on those disbursements, as well as the administrative costs of the claims administrator for the trust, which could total up to $1 million if all former employee claimants participate. Given the unique qualitative test that applies under California law in evaluating the outside sales exemption and the deference afforded the DLSE in the context of a law enforcement action, we believed that this settlement was a reasonable resolution in this case. Further, by agreeing to settle this issue, which relates to an employee agent model that we discontinued in 2010 and early 2011, we were able to avoid potentially millions of dollars in future litigation costs and the diversion of excessive time and attention of our management and employees from key business initiatives.

End of buyer rebates: On July 1, 2011, we announced that we were discontinuing our commission rebate program, with some limited eligibility exceptions that allowed buyers to receive a rebate through the end of 2011. We believe that the termination of our rebate program had a modest positive impact on our financial results for the first three quarters of 2012 and will have a negligible year-over-year impact for the fourth quarter of 2012.

Powered by Zip and our SAAS offering: In 2011, we developed a Software-As-A-Service (SAAS) offering to provide third party real estate brokerages with all of the technology tools of our proprietary end-to-end technology solution. Since then, we have built a network of 12 independent brokerages that use our SAAS offering, which we refer to as our Powered by Zip network. Over the past year, we have gained significant experience serving our Powered by Zip customers with our SAAS offering. The terms on which we offer SAAS vary among these brokerages because we are still developing, testing and building our business model, and because each brokerage is at a different stage of adoption and incorporation of the technology and services into their business. We currently evaluate each individual brokerage’s performance with our SAAS offering by using the same metrics as we use for our brokerages services business as well as subjective measures such as the agents’ experience with the use of our technology.

We are developing new pricing schedules for our current SAAS offering, which is currently offered on an exclusive basis in any one metropolitan area. Additionally, our technology and product teams are developing new versions of the SAAS offering, including a version designed to serve multiple customers in the same metropolitan area nonexclusively, and a subscription model for individual real estate professionals who are not associated with ZipRealty or one of the Powered by Zip network brokerages. We are also in the process of developing a formal organizational structure for the Powered by Zip business and, within the next several quarters, we expect to hire managers and staff in sales, account management, operations and integration, and product development.

Zip Agent Platform (ZAP): ZAP is the proprietary technological engine that drives our business. We continually upgrade ZAP in response to feedback from consumers, real estate professionals, field leadership, and corporate management and staff. This year, we embarked upon an aggressive program to develop and deliver the most transformational change to ZAP in over five years. We are in the final user testing stages and plan to launch the ZAP upgrade in December of this year. We believe that adoption of the upgraded ZAP in our owned-and-operated and Powered by Zip businesses will help improve agent productivity in 2013.

MARKET CONDITIONS AND TRENDS IN OUR BUSINESS

We compete in the domestic residential real estate market. For the past few years, this market has been negatively impacted by the significant correction in home prices that began in 2005 and the deep recession that followed. The Federal Reserve responded to these events by implementing an extraordinary accommodation policy designed to improve economic activity. Through September 30, 2012, economic activity has increased, driving favorable changes in the residential real estate market. However, we continue to observe that an unusually large number of economic variables are creating statistically significant distortions in the real estate market, both on the national and local markets.

Macroeconomic forces: The current Federal Reserve monetary policy is one of the most significant economic variables affecting the real estate market. For the past few years, the Federal Reserve has been pursuing an accommodative monetary policy designed to spur economic growth. At the Federal Open Market Committee (FMOC) meeting on September 13, 2012, the Federal Reserve noted that this policy has been successful in driving moderate economic activity, as recently evidenced by the advance estimate from the U.S. Department of Commerce, Bureau of Economic Analysis (BEA) that third quarter 2012 real GDP growth was 2.0% on an annualized basis. The BEA also reported increases in personal income and consumer spending. The National Association of REALTORS® reported September 2012’s existing-home sales at a seasonally adjusted annual rate of 4.75 million, which was 11.0% above the 4.28 million-unit pace in September 2011. Still, the FMOC expressed its concern that the current rate of economic growth would not be strong enough to improve employment and that turmoil in the global markets continues to pose a risk to domestic growth. As a result, the Federal Reserve anticipates that an accommodative monetary policy would “be warranted at least through mid-2015”. According to the Summary of Economic Projections released with the FOMC minutes, 12 of the 19 FOMC participants believe that the current monetary policy should be maintained into 2015.

This accommodative monetary policy continues to depress mortgage rates. According to the Federal Housing Finance Agency (FHFA) Primary Mortgage Market Survey, the September 2012 30-year fixed rate was 3.47%, which is the lowest rate in the agency’s forty-two year history. These low rates make housing more affordable for new entrants and existing homeowners who are able to refinance their mortgages. However, these low rates also encourage investors to purchase residential real estate for resale or rental. A sudden rise in rates could put these investors at risk. Purchase of homes by consumers who intend to reside in those homes would be more indicative of a healthier economy.

Additionally, low mortgage rates encourage tight lending criteria. The Federal Reserve July 2012 Senior Loan Officer Opinion Survey on Bank Lending Practices, found that, “With respect to loans to households, a majority of the banks reported that lending standards for all five categories of residential mortgage loans included in the survey (prime conforming mortgages, prime jumbo mortgages, subprime mortgages, nontraditional mortgages, and HELOCs) were at least somewhat tighter than the middle of the range that those standards have occupied since 2005, while smaller but still significant fractions of domestic banks also reported that standards were tighter than the midpoint for prime credit card, subprime credit card, auto, and other consumer loans.” This survey also found: “On balance, domestic banks continued to report little change in lending standards for prime mortgages and having tightened standards somewhat for nontraditional mortgages over the past three months.” More recently, the September 2012 Ellie Mae Origination Insight Report shows that the average FICO score for all closed loans in September was 750, up from August 2011 when the average FICO score was 741 for these loans. These tighter lending standards may pose a challenge for individuals who experienced a foreclosure or short-sale, and those who might otherwise qualify in a different environment, to purchase a residence.

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

Federal action: The federal government, state governments and related agencies have acted repeatedly to address the decline in the residential real estate market and the availability of home mortgage credit. Currently, under the Dodd-Frank Wall Street Reform Act, federal regulators must develop rules to discourage risky home mortgage lending practices by requiring lenders to retain 5% of the risk in the mortgages they originate, other than qualified residential mortgages, also known as QRMs, and other than mortgages that are backed by federally insured mortgage programs. Mortgages that do not meet these exemptions could carry higher interest rates or be less available to home buyers, which could dampen the housing market, particularly if the definition of a QRM is drawn narrowly. It is too soon to tell what the final rules will require. To the extent that governments and related agencies take actions to address the residential real estate market or the home mortgage market, there can be no assurance that those activities will have a positive, meaningful and lasting impact on either market, or that they will not result in unintended consequences.

Current residential real estate market conditions: Recent indicators of national residential real estate market conditions include the following:

•	Volume: According to the National Association of REALTORS®, or NAR, existing home sales nationwide in September 2012 were up 11.0% year-over-year. September 2012 represented the fifteenth consecutive month of year-over-year volume increases nationwide. The year-over-year volume increase may have been due, in part, to historically low mortgage interest rates, as well as a reduction in the national home-price-to-rent ratio to its lowest level in over a decade. However, inventory shortages may be limiting buying opportunities, as discussed below.

•	Price: According to NAR, the national median existing home sales price increased year-over-year in each of July, up by 9.4%, August, up by 9.5%, and September, up by 11.3%, with increases in all major regions. September 2012 represented the seventh consecutive month of national year-over-year price increases. The price increases in the third quarter of 2102 may have been due, in part, to a decrease in the percentage of national home sales that represented distressed properties, as well as inventory shortages, as discussed below.

•	Inventory: According to NAR, the nationwide inventory of existing homes available for sale in September 2012 decreased by 20.0% year-over-year, most notably in parts of the West. Inventory shortages may be impairing homes sales volume and, conversely, pushing up prices in the affected regions.

•	Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are real estate owned, or REO, by the lending bank, government agency or government loan insurer after an unsuccessful sale as a foreclosure auction, or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the third quarter of 2012, the percentage of our sales transactions composed of distressed properties in our owned-and-operated markets was approximately 27%, which was down from 35% in the third quarter of 2011 for those same markets. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

•	Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. For July 2012, CoreLogic, a leading provider of consumer, financial and property information, analytics and services to business and government, estimated shadow inventory at 2.3 million properties, which consisted of 1.0 million properties backed by loans classified as seriously delinquent, 900,000 properties with loans that were in some stage of foreclosure, and 345,000 properties that were REO. The CoreLogic report estimated that the July 2012 shadow inventory number fell by 10.2% year-over-year.

Shadow inventory is problematic because it represents properties that would negatively impact the housing market if placed on the market for sale. The timing and volume of such action is driven by a wide range of variables including the financial health of the lender that holds the title, an owner’s financial income, federal and state regulations on foreclosure and local government foreclosure moratoriums. It is impossible to accurately assess the current volume of shadow inventory and its future impact on the residential real estate market, particularly given the uncertainty surrounding the foreclosure processing delays instituted by many major mortgage lenders as they settle their disputes with regulators concerning their lending practices.

Fluctuations in quarterly profitability: We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors, including ongoing market challenges, government intervention, seasonality, market expansions and closures, and legal settlements such as the September 2012 settlement with the California DLSE discussed above.

Industry seasonality and cyclicality: The residential real estate brokerage market is influenced both by seasonal factors and by overall economic cycles. While individual markets vary, transaction volume nationally tends to increase progressively from January through the summer months, then to slow gradually over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30- to 45-day time lag between contract execution and closing for traditional home purchases. For non-traditional sales, the time lag from contract execution to closing can be longer. We have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at September 30, 2012.

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

Recent Accounting Standards

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited consolidated condensed financial statements, see Note 1 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (unaudited)	2012	2011	2012	2011
	(In thousands, except per share data)
Net revenues	$19,767	$23,307	$56,128	$66,627

Operating costs and expenses
Cost of revenues	11,171	12,672	30,605	35,976
Product development	1,729	2,153	5,224	6,588
Sales and marketing	4,837	6,569	15,694	22,005
General and administrative	1,743	2,142	5,916	6,949
Litigation settlement charges (Note 6)	5,000	610	5,000	610
Restructuring charges, net	233	14	1,390	2,278
Total operating costs and expenses	24,713	24,160	63,829	74,406
Income (loss) from operations	(4,946)	(853)	(7,701)	(7,779)
Interest income	6	8	18	51
Income (loss) before income taxes	(4,940)	(845)	(7,683)	(7,728)
Provision for (benefit from) income taxes	—	—	—	—
Net income (loss)	$(4,940)	$(845)	$(7,683)	$(7,728)

Net income (loss) per share:
Basic and diluted	$(0.24)	$(0.04)	$(0.37)	$(0.38)
Weighted average common shares outstanding:
Basic and diluted	20,637	20,534	20,630	20,538

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (unaudited)	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses
Cost of revenues	56.5	54.5	54.5	54.0
Product development	8.7	9.2	9.3	9.9
Sales and marketing	24.5	28.2	28.0	33.0
General and administrative	8.8	9.2	10.5	10.4
Litigation settlement charges (Note 6)	25.3	2.6	8.9	0.9
Restructuring charges, net	1.2	0.1	2.5	3.4
Total operating costs and expenses	125.0	103.8	113.7	111.6
Income (loss) from operations	(25.0)	(3.8)	(13.7)	(11.6)
Interest income	—	—	—	0.1
Income (loss) before income taxes	(25.0)	(3.8)	(13.7)	(11.5)
Provision for income taxes	—	—	—	—
Net income (loss)	(25.0)%	(3.8)%	(13.7)%	(11.5)%

Comparison of the three months ended September 30, 2012 and 2011

Other operating data (1)

	Three Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
Number of markets at end of period - same markets (2)	19	19	—
Number of markets at end of period – total markets (2)	19	23	(4)

Number of transactions closed during the period - same markets (3)	2,676	3,350	(674)	(20.1)%
Number of transactions closed during the period - total markets (3)	2,687	3,706	(1,019)	(27.5)%

Average net revenue per transaction - same markets (4)	$6,812	$6,034	$778	12.9%
Average net revenue per transaction - total markets (4)	$6,816	$5,943	$873	14.7%

Number of agents at end of the period - same markets	1,583	1,810	(227)	(12.5)%
Number of agents at end of the period - total markets	1,583	2,043	(460)	(22.5)%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Same markets operating data excludes markets closed as the result of our 2011 and 2012 restructuring plans. These plans included closing our owned-and-operated brokerage operations in selected underperforming markets and, in certain markets, transitioning operations to a third-party brokerage joining our Powered by Zip network. We closed our owned-and-operated brokerage offices in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta, and Tucson during the quarter ended March 31, 2011 and we closed Philadelphia and Raleigh-Durham during the quarter ended December 31, 2011. Operations in Atlanta, Tucson, Raleigh, and Philadelphia were transitioned to our Powered by Zip network of third-party brokerages. Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion and the Long Island portion of our New York brokerage operations were transitioned to third-party brokerages in the Powered by Zip network during the quarter ended June 30, 2012 and September 30, 2012, respectively, and are excluded from the owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Three Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$18,229	$20,215	$(1,986)	(9.8)%
Closed markets	87	1,811	(1,724)	(95.2)%
	18,316	22,026	(3,710)	(16.8)%
Marketing and other revenues	1,451	1,281	170	13.3%
Total net revenues	$19,767	$23,307	$(3,540)	(15.2)%

The decrease in our net transaction revenues of $3.7 million or 16.8% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was driven primarily by a decrease in the number of transactions closed during the period of 1,019 or 27.5%. Transactions closed during the period on a same market basis were 2,676 compared to 3,350 last year, a decrease of 674 or 20.1%. We believe the decrease in same market transaction volume was attributable to the disruption to our business and to our agent population from our restructurings and the conversion of our agents to independent contractors. The market continues to be impacted by continued weak economic conditions and reduced availability of mortgage financing. Same market average net revenue per transaction for the period was $6,812 compared to $6,034 last year, an increase of $778 or 12.9%. We discontinued our commission rebate program during late summer 2011 resulting in lower cash rebates paid during the current quarter which increased average net revenue per transaction in the three months ended September 30, 2012 by approximately $539. Additionally, the impact of higher average homesale prices increased average net revenue per transaction by approximately $239. The increase in marketing and other revenues for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.3 million and advertising income of $0.2 million, offset by decreases in lead generation fees of $0.1 million and marketing fees of $0.2 million.

We expect our net revenues will decrease in 2012 compared to 2011, driven by a decrease in the overall number of transactions closed, primarily as a result of closing our owned-and-operated brokerage operations in 16 markets. We expect a modest increase in average net revenue per transaction in 2012 compared to 2011 primarily resulting from the full year positive impact of the termination of the commission rebate program. We also expect our marketing and other revenues will decrease for 2012 compared to 2011 resulting primarily from the termination of our mortgage services marketing agreement with Bank of America in April 2012, under which we were paid a flat monthly marketing fee. We have since entered into new non-exclusive marketing agreements with other mortgage lenders in which we are paid either a flat marketing fee or on a cost-per-click basis, and we expect these arrangements to offset fully the revenues we received previously from Bank of America. However, the time required to bring these new marketing arrangements online negatively impacted non-commission revenues until the fourth quarter of 2012, with the loss of this revenue partially offset by increased transaction commission referrals earned from brokers in our Powered by Zip network.

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

	Three Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$11,130	$11,737	$(607)	(5.2)%
Closed markets	41	935	(894)	(95.6)%
Total	$11,171	$12,672	$(1,501)	(11.8)%

The decrease in cost of revenues for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was related to the overall decrease in net revenues on which we pay agent commissions. Same market cost of revenues for the three months ended September 30, 2012 were $11.1 million compared to $11.7 million for the three months ended September 30, 2011. Agent commissions decreased by approximately $0.7 million or 5.6%. Same market cost of revenues as a percentage of net transaction revenues was 60.0% in 2012 compared 57.4% in 2011.

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

	Three Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Product development	$1,729	$2,153	$(424)	(19.7)%

The decrease in product development expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due primarily to decreases in salaries and benefits attributable to reductions in headcount and technology infrastructure costs of $0.3 million. As a percentage of net revenues, product development expenses decreased by 0.5 percentage points for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

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

	Three Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Sales and marketing:
Market level	$3,778	$5,036	$(1,258)	(25.0)%
Regional/corporate sales support and marketing	1,059	1,533	(474)	(30.9)%
Total	$4,837	$6,569	$(1,732)	(26.4)%

Market level sales and marketing expenses decreased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily as a result of closing markets and eliminating positions in our remaining markets attributable to our 2011 and 2012 restructurings. The decrease of $1.3 million or 25.0% was principally attributable to decreases in salaries and benefits of $0.4 million, customer acquisition and marketing costs of $0.7 million and facilities and operating expenses of $0.1 million. Approximately $0.5 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net revenues, market level sales and marketing expenses were 19.1% in 2012 compared to 21.6% in 2011.

Regional/corporate sales support and marketing expenses decreased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and were primarily attributable to decreases in salaries and benefits of $0.4 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 5.4% in 2012 compared to 6.6% in 2011.

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

	Three Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
General and administrative	$1,743	$2,142	$(399)	(18.6)%

General and administrative expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 decreased by approximately $0.4 million or 18.6% and was primarily attributable to a decrease in salaries and benefits of $0.3 million, and facilities and operating expenses of $0.1 million. As a percentage of net revenues, general and administrative expenses were 8.8% for the three months ended September 30, 2012 compared to 9.2% in the three months ended September 30, 2011.

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

Litigation settlement charges

Litigation settlement charges consist of settlement and claims expense for litigation associated with our former employee model for our agents which has since been transitioned to an independent contractor model and other non-core litigation settlements.

	Three Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Litigation settlement charges	$5,000	$610	$4,390	719.7%

Litigation settlement charges for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 increased by approximately $4.4 million or 719.7% and was primarily attributable to the settlement agreement we entered into with the State of California’s Department of Labor Standards Enforcement, or DLSE, for a release of all its claims that we failed to pay our California real estate agents, who were at the time in question classified as employees, minimum wage and overtime mandated by California laws.

Restructuring charges, net

	Three Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$233	$14	$219	1,549.5%

During February 2012, we announced a restructuring, including a work force realignment to more appropriately allocate resources to our key strategic initiatives and the closing of brokerage operations in our Salt Lake City and New York markets (the “2012 Restructuring Plan”). The restructuring charges for the 2012 Restructuring Plan for the period ended September 30, 2012 of $0.2 million included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. During January 2011, we announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions (the “2011 Restructuring Plan”). The restructuring charges for the 2011 Restructuring Plan were insignificant for the period ended September 30, 2012.

Some expenses required estimates, particularly those related to our ability and the timing of generating sublease income and terminating lease obligations, and may require future adjustments to the amount of the restructuring charge recorded. We expect to incur additional restructuring charges of less than $0.5 million in the remainder of 2012 as we continue to execute our 2012 Restructuring Plan.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Interest income	$6	$8	$(2)	(25.0)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was due primarily to lower average balances. The lower average balances were attributable primarily to cash used in our operating activities as a result of the losses incurred over the last twelve months.

Comparison of the nine months ended September 30, 2012 and 2011

Other operating data (1)

	Nine Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
Number of markets at end of period - same markets (2)	19	19	—
Number of markets at end of period – total markets (2)	19	23	(4)

Number of transactions closed during the period - same markets (3)	7,904	10,134	(2,230)	(22.0)%
Number of transactions closed during the period - total markets (3)	8,023	11,334	(3,311)	(29.2)%

Average net revenue per transaction - same markets (4)	$6,502	$5,640	$862	15.3%
Average net revenue per transaction - total markets (4)	$6,501	$5,524	$977	17.7%

Number of agents at end of the period - same markets	1,583	1,810	(227)	(12.5)%
Number of agents at end of the period - total markets	1,583	2,043	(460)	(22.5)%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Same markets operating data excludes markets closed as the result of our 2011 and 2012 Restructuring Plans. These plans included closing our owned-and-operated brokerage operations in selected underperforming markets and, in certain markets, transitioning operations to a third-party brokerage joining our Powered by Zip network. We closed our owned-and-operated brokerage offices in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta, and Tucson during the quarter ended March 31, 2011 and we closed Philadelphia and Raleigh-Durham during the quarter ended December 31, 2011. Operations in Atlanta, Tucson, Raleigh, and Philadelphia were transitioned to our Powered by Zip network of third-party brokerages. Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion and the Long Island portion of our New York brokerage operations were transitioned to third-party brokerages in the Powered by Zip network during the quarter ended June 30, 2012 and September 30, 2012, and are excluded from the New York owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Nine Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Net transaction revenues
Same markets	$51,389	$57,154	$(5,765)	(10.1)%
Closed markets	767	5,451	(4,684)	(85.9)%
	52,156	62,605	(10,449)	(16.7)%
Marketing and other revenues	3,972	4,022	(50)	(1.2)%
Total net revenues	$56,128	$66,627	$(10,499)	(15.8)%

The decrease in net transaction revenues of $10.4 million or 16.7% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was driven primarily by a decrease in the number of transactions closed during the period of 3,311 or 29.2%. Transactions closed during the period on a same market basis were 7,904 compared to 10,134 last year, a decrease of 2,230 or 22.0%. We believe the decrease in same market transaction volume was attributable to the disruption to our business and to our agent population from our restructurings and the conversion of our agents to independent contractors. The market continues to be impacted by continued weak economic conditions and reduced availability of mortgage financing. Same market average net revenue per transaction for the period was $6,502 compared to $5,640 last year, an increase of $862 or 15.3%. We discontinued our commission rebate program during late summer 2011 resulting in lower cash rebates paid during the current period which increased average net revenue per transaction in the nine months ended September 30, 2012 by approximately $706. Additionally, the impact of higher average home sale prices increased average net revenue per transaction by approximately $156. The decrease in marketing and other revenues for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.6 million and advertising income of $0.6 million, offset by decreases in lead generation fees of $0.5 million and marketing fees of $0.7 million.

We expect our net revenues will decrease in 2012 compared to 2011, driven by a decrease in the overall number of transactions closed, primarily as a result of closing our owned-and-operated brokerage operations in 16 markets. We expect an increase in average net revenue per transaction in 2012 compared to 2011 primarily resulting from the full year positive impact of the termination of the commission rebate program. We also expect our marketing and other revenues will decrease for 2012 compared to 2011 resulting primarily from the termination of our mortgage services marketing agreement with Bank of America in April 2012, under which we were paid a flat monthly marketing fee. We have since entered into new non-exclusive marketing agreements with other mortgage lenders in which we are paid either a flat marketing fee or on a cost-per-click basis, and we expect these arrangements to offset fully the revenues we received previously from Bank of America. However, the time required to bring these new marketing arrangements online negatively impacted non-commission revenues until the fourth quarter of 2012, with the loss of this revenue partially offset by increased transaction commission referrals earned from brokers in our Powered by Zip network.

Cost of revenues

During the three months ended March 31, 2011, we completed the transition of our agent force from an employee model to an independent contractor model. Under the employee model, our cost of revenues consists principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs, and agent expense reimbursements. Under the independent contractor model, our cost of revenues consists principally of commissions and related costs. Agent commissions are generally paid on net transaction revenues plus referral and other revenues generated by our agents.

	Nine Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Cost of revenues
Same markets	$30,235	$33,023	$(2,788)	(8.4)%
Closed markets	370	2,953	(2,583)	(87.5)%
Total	$30,605	$35,976	$(5,371)	(14.9)%

The decrease in cost of revenues of $5.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Cost of revenues on a same market basis for the nine months ended September 30, 2012 was $30.1 million compared to $33.0 million for the nine months ended September 30, 2011. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $0.2 million or 100.0% attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Same market cost of revenues as a percentage of market net revenues for the nine months ended September 30, 2012 was 58.0%, an increase of 0.8 percentage points from 57.2% for the nine months ended September 30, 2011.

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

	Nine Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Product development	$5,224	$6,588	$(1,364)	(20.7)%

The decrease in product development expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due primarily to decreases in salaries and benefits of $1.0 million attributable to reductions in headcount resulting from our restructuring, technology infrastructure costs of $0.5 million offset by increases in consulting of $0.1 million and amortization of internal-use software of $0.1 million. As a percentage of net revenues, product development expenses decreased by 0.6 percentage points for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Sales and marketing

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in sales, sales support and customer service, as well as promotional, advertising and client acquisition costs. These expenses have been categorized below between those incurred in our market offices and those expenses which are incurred by the regional and corporate support functions.

	Nine Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Sales and marketing:
Market level	$12,295	$17,880	$(5,585)	(31.2)%
Regional/corporate sales support and marketing	3,399	4,125	(726)	(17.6)%
Total	$15,694	$22,005	$(6,311)	(28.7)%

Market level sales and marketing expenses decreased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 by $5.6 million or 31.2%. The decrease was primarily attributable to decreases in salaries and benefits of $1.6 million, customer acquisition and marketing costs of $3.4 million, facilities and operating expenses of $0.5 million, and travel of $0.1 million. Approximately $2.4 million of the overall decrease was attributable to the operations of closed markets. As a percentage of market net revenues, market sales and marketing expenses were 21.9% in the current period compared to 26.8% in the same period last year.

Regional/corporate sales support and marketing expenses decreased by approximately $0.7 million and consisted primarily of decreases in salary and benefits of $0.7 million, advertising of $0.1 million, consulting of $0.1 million and travel of $0.1 million, offset by increases in customer acquisition and marketing costs of $0.3 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.1% in the nine months ended September 30, 2012 compared to 6.2% in the nine months ended September 30, 2011.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Nine Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
General and administrative	$5,916	$6,949	$(1,033)	(14.9)%

General and administrative expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 decreased by approximately $1.0 million or 14.9% and was primarily attributable to a decrease in salaries and benefits of $0.4 million, facilities and other operating expenses of $0.1 million, professional fees of $0.3 million, depreciation of $0.1 million and recruiting expenses of $0.1 million. As a percentage of net revenues, general and administrative expenses were 10.5% for the period compared to 10.4% in the nine months ended September 30, 2011.

Litigation settlement charges

Litigation settlement charges consist of settlement and claims expense for litigation associated with our former employee model for our agents which has since been transitioned to an independent contractor model and other non-core litigation settlements.

	Nine Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Litigation settlement charges	$5,000	$610	$4,390	719.7%

Litigation settlement charges for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 increased by approximately $4.4 million or 719.7% and was primarily attributable to the settlement agreement we entered into with the State of California’s Department of Labor Standards Enforcement, or DLSE, for a release of all its claims that we failed to pay our California real estate agents, who were at the time in question classified as employees, minimum wage and overtime mandated by California laws.

Restructuring charges, net

	Nine Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$1,390	$2,278	$(888)	(39.0)%

During the nine months ended September 30, 2012, we implemented a cost reduction initiative which included reducing our workforce in our corporate sales support and administrative functions. The restructuring charge includes severance pay and related expenses of approximately $1.4 million. Adjustments to non-cash stock-based compensation expense resulting from expense reversals for unvested stock awards that were forfeited were not significant. At September 30, 2012, the aggregate outstanding restructuring liability was approximately $0.3 million which primarily relates to employee severance and related expenses and to non-cancelable lease costs we expect to pay over the remaining term of the leases, which end by the third quarter of 2016.

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

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Nine Months Ended September 30,		Increase	Percent
	2012	2011	(Decrease)	Change
	(In thousands)
Interest income	$18	$51	$(33)	(64.3)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred and our restructuring.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2012 are our cash, cash equivalents and short-term investments. As of September 30, 2012, we had cash, cash equivalents and short-term investments at fair value of $19.1 million and no bank debt, line of credit or equipment facilities. The $5.0 million payment related to our September 28, 2012 settlement agreement with the DLSE was accrued in the third quarter of 2012 and was paid in the following quarter.

Operating activities

Our operating activities used cash in the amount of $1.8 million and $6.5 million in the nine months ended September 30, 2012 and 2011, respectively. Cash used in the nine months ended September 30, 2012 resulted primarily from a net loss of $7.7 million offset by net changes in operating assets and liabilities of $3.6 million and non-cash adjustments. The non-cash adjustments resulted primarily from $1.3 million of depreciation and amortization and $0.9 million of stock-based compensation expense. The decrease in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to the litigation settlement of $5 million along with agent compensation, bonuses, and customer acquisition expenses. Cash used in the nine months ended September 30, 2011 resulted primarily from a net loss of $7.7 million and net changes in operating assets and liabilities of $1.8 million offset by non-cash adjustments. Cash used of $1.8 million from the net change in operating assets and liabilities included a $0.5 million restructuring charge accrual. The non-cash adjustments resulted primarily from $1.5 million of depreciation and amortization and $1.3 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses.

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

Investing activities

Our investing activities provided cash of $6.7 million and $12.9 million in the nine months ended September 30, 2012 and 2011, respectively. Cash provided for in the nine months ended September 30, 2012 primarily represents the proceeds from the sale and maturity of short-term investments of $8.0 million less the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the nine months ended September 30, 2011 represent the net proceeds from the sales and maturity of short-term investments of $14.2 million less $1.3 million purchase of property and equipment, including amounts for website development and internal use software.

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

Financing activities

Our financing activities provided cash of $0.1 million in the nine months ended September 30, 2012 and were not significant in the nine months ended September 30, 2011. Cash provided for the nine months ended September 30, 2012 represents proceeds from stock option exercises.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2017. The following table provides summary information concerning our future contractual obligations and commitments at September 30, 2012.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(In thousands)
Minimum lease payments	$1,835	$2,461	$1,515	$—	$5,811

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

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net revenues	$19,767	$23,307	$56,128	$66,627
Adjusted EBITDA	$1,021	$736	$811	$(2,116)
Adjusted EBITDA margin	5.2%	3.2%	1.4%	(3.2)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net income (loss) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$(4,940)	$(845)	$(7,683)	$(7,728)
Add back
Interest income	(6)	(8)	(18)	(51)
Depreciation and amortization	448	500	1,318	1,473
Stock-based compensation expense	366	465	884	1,302
Restructuring charges, net (1)	153	14	1,310	2,278
Litigation settlement charges (non-core operations) (2)	5,000	610	5,000	610
Non-GAAP Adjusted EBITDA	$1,021	$736	$811	$(2,116)

(1)	Restructuring charges, net for Adjusted EBITDA reconciliation purposes excludes $80,000 of non-cash stock-based compensation expense associated with a modification of certain awards previously granted to employees affected by the restructuring which are reflected in the stock-based compensation expense adjustment line.

(2)	Litigation settlement charges (non-core operations) represent amounts we consider not reflective of our core ongoing operations and includes settlement and claim expense for litigation associated with our former employee model for our agents which has since been transitioned to an independent contractor model.

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

As of September 30, 2012 and 2011, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2012 and 2011, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

On September 26, 2011, the Division of Labor Standards Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against us in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned our compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that we failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint sought liquidated damages, for a total claim in excess of $17 million. On September 28, 2012, we entered into a Settlement Agreement and General Release (the “Agreement”) with the DLSE concerning this complaint. Pursuant to the Agreement, we agreed to pay $5 million within fifteen (15) days following the execution of the Agreement, with $0.2 million to be paid to the DSLE for attorneys fees and costs, and $4.8 million to be paid into a trust for disbursement to our former employees as back wages. The $5 million settlement cost has been accrued and reflected on the balance sheet within accrued expenses and other current liabilities and reflected in the statement of operations within litigation settlement charges. We will also pay the employer’s shares of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which could total up to $1.0 million if all former employee claimants participate. As of September 30, 2012, a liability and corresponding expense for these employer taxes and administrative fees have not been reflected within the balance sheet and statement of operations because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release of claims against us. The Agreement also includes a full release by the DSLE from any further liability on this issue. In addition, the DLSE executed a Request for Dismissal of the Complaint, with prejudice, which we filed with the Court after making the $5 million payment. On October 12, 2012, the Court dismissed the entire action, with prejudice, against all defendants.

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. The US Patent Office is currently reexamining the patents at issue. After completing our initial investigation of this matter, we do not currently believe that we have infringed on any patent, or that we have any liability for the claims alleged, and, thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc . The complaint concerns our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On April 2, 2012, we filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” under the Federal Fair Labor Standards Act, and thus,we believe that this claim is without merit. In addition to the federal law allegations, the complaint alleges violations of the Arizona Minimum Wage law. We intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

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

 We are not currently subject to any other material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.         Risk Factors:

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2011. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended September 30, 2012, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 5.           Other Information:

Not applicable.

Item 6.           Exhibits:

The exhibits listed in the Exhibit Index are filed as a part of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY
Date: November 13, 2012	By:	/s/ Eric L. Mersch
Eric L. Mersch
Chief Financial Officer

Exhibit Index

Exhibit number	Description
3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Separation Agreement and General Release executed by David A. Rector on August 16, 2012

10.2(4)	Settlement Agreement and General Release dated September 28, 2012, with the Department of Labor Standards Enforcement, Department of Industrial Relations, State of California

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101 INS+	XBRL Instance Document

101 SCH+	XBRL Taxonomy Extension Schema Document

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1 (File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on August 22, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on October 1, 2012.

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

