Form 10-K
period 2012-12-31
ZIPREALTY INC
filed 2013-03-14
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (meaning all shares not beneficially owned by directors or executive officers of the registrant or their known affiliates) was approximately $23.5 million (based on a price of $1.45 per share, which was the closing price of the registrant’s common stock on The NASDAQ Stock Market) on the last business day of the registrant’s most recently completed second fiscal quarter.

We had 20,772,447 shares of common stock outstanding at March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 incorporate by reference information from the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2012.

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

PART I

Item 1. Business:

OVERVIEW

Our mission is to lead a movement within the residential real estate industry by offering the best information, providing the highest quality technology and empowering real estate professionals to deliver outstanding personal service through the most effective and valuable customer service platform in the industry.

General

We are the most prominent online, technology-enabled real estate brokerage company in the United States. Our company owned-and-operated real estate brokerage serves 19 metropolitan markets with over 1,500 licensed REALTORS®. We serve an additional 15 markets through our Powered by Zip, or PBZ, business, which provides our technology platform as an enterprise cloud-based application, our SaaS solution. We operate ZipRealty.com, the most visited brokerage website with approximately 2.4 million unique monthly visitors. We also provide consumers with highly rated mobile applications that offer all of the key features of our website and optimize them for major platforms and devices.

Both our owned-and-operated brokerage and our Powered by Zip network share the same internal engine: the powerful proprietary customer service technology, known as Zap, and the online marketing capabilities that form the foundation of our business. We developed Zap over a 14 year period during which our technology team partnered with REALTORS® across the country to collaboratively develop a customer service platform that empowers real estate professionals to deliver superior customer service in a significantly more efficient approach.

We refer to this innovation feedback loop as our “innovation factory” and believe that our disciplined management of this process directly led to Zap’s success in our brokerage and Powered by Zip network and also allows us to keep this application on the cutting-edge. In December 2012, we launched a transformational Zap upgrade that made it even easier for REALTORS® to efficiently manage small and large contact pools with follow-up plans, that features an enhanced intelligence engine which predicts client behaviors and propensity to transact, and that is completely redesigned with an intuitive, stylized Web 2.0 interface. We consider our innovation factory to be one of our core competencies, helping us maintain our technology leadership in the residential real estate industry.

As the direct result of offering the most accurate, timely and comprehensive housing information, buyers using our services can quickly find relevant home listings that meet their search criteria and are well positioned when they are ready to interact with local REALTORS® affiliated with our owned-and-operated brokerage or our PBZ network. At the same time, sellers using our system gain assurance that their listings are marketed effectively online to interested home buyers.

Who we serve

Our proprietary technology, established reputation as a full service online brokerage, and Powered by Zip network, as well as our prominence both online and in mobile, allow us to serve three main constituencies in the residential real estate industry:

•        First and foremost, we serve serious consumers, which we define as those who expect to purchase or sell a home within the next six to eighteen months. We offer these consumers our technology and services to provide control, choice and seamless, customized service. Through ZipRealty.com and our award-winning mobile apps, we provide consumers with the most accurate and relevant data on homes currently for sale wrapped up in a beautiful and easy-to-use interface and, when they are ready, connect them with knowledgeable local REALTORS® to assist them through every step of their real estate transaction.

•        Second, we serve real estate professionals in our owned-and-operated brokerage business. For these professionals, who seek more productive ways to conduct business in the fiercely competitive residential real estate industry, we generate a large base of customer leads which, through an advanced algorithm developed over the course of 14 years, have been systematically matched to yield productive agent-client relationships. These leads are made even more valuable with Zap, which is a system that helps incubate customer relationships with the assistance of powerful prospecting tools and real-time data on client activity that enables agents to provide excellent anticipatory service. We also market ZipRealty-affiliated REALTORS® on ZipRealty.com by showcasing their local expertise and real estate transaction activity and by providing them with a version of our website, mobile apps and messaging services personalized in their own name and image.

•        Third, we serve other real estate brokerages and their affiliated agents who seek a competitive edge in this new era in which consumers are increasingly using online services for home buying and selling. For these brokerages, we not only generate online leads on their behalf, but we also provide them access to Zap as an enterprise cloud-based application that better enables them to turn client leads into closed transactions. Zap offers these brokerages crystal-clear, real-time visibility on their transaction pipeline, brokerage operations and financials, while facilitating a paperless transaction environment. Because Zap is a cloud-based application, our brokerage partners benefit from our rapid innovation cycle without the burden of expensive IT maintenance and software upgrade costs.

Geographic reach

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

Our Powered by Zip network serves leading local brokerages in 15 markets where we do not otherwise conduct business: Atlanta, GA, Jacksonville, FL, Nashville, TN, the Greater Philadelphia area, PA, Raleigh-Durham, NC, Salt Lake City, UT, Tucson, AZ, Westchester/Bronx, NY, Tampa, FL, Palm Beach, FL, Long Island, NY, Brooklyn, NY, Miami, FL, Minneapolis, MN, and Virginia Beach, VA.

We serve the markets in our owned-and-operated brokerage and Powered by Zip network with approximately 2,000 local, licensed real estate agents, all of whom are independent contractors.

In 2012, we extended our MLS coverage to include several new markets where we do not yet have a physical presence or a PBZ partner. This expanded coverage facilitates expansion of our PBZ network. At December 31, 2012, our total coverage area encompassed 45% of the U.S. population.

INDUSTRY FUNDAMENTALS

Real estate consumers can increasingly demand better data and services

Modern real estate consumers are seeking ways to research their home buying or selling process in addition to working with a real estate professional. We are observing a trend towards an increase in consumers’ demands for data and information services to support their housing search. Only a few years ago, online consumers could hope to obtain little more than free, easily accessible housing data, with limited expectations of data accuracy or completeness. Today’s sophisticated consumers can demand high quality listings data, presented in a format free from intrusive ads, and augmented by rich home and neighborhood information, as well as analytical tools to help them estimate the value of a home accurately. Additionally, consumers can now demand all of this information available in mobile applications that further enhance the data richness through the use of features unique to mobile devices such as geolocation and virtual augmentation.

Today’s real estate consumers rely heavily on the Internet for home searches and advertising

According to the National Association of Realtors, or NAR, 2012 Profile of Home Buyers and Sellers, 90% of home buyers used the Internet to search for homes, while 93% of sellers indicated that their homes were listed or advertised on the Internet. The NAR 2012 Profile also reported that 41% of real estate buyers started their search online.

Consumers who use the Internet for home searches demonstrate a high propensity to purchase a home

According to the NAR 2012 Profile of Home Buyers and Sellers, of consumers who used the Internet in their home search, 76% drove by or viewed a home in person, 62% walked through a home that they viewed online, and 32% consequently found an agent to assist them in their home purchase. The high ratio of in-person visits to online searches suggests that online consumers have a high likelihood of purchasing a home. We believe real estate agents find leads to these online consumers to be very valuable.

Mobile devices are becoming increasingly useful and essential to the real estate industry

According to The Digital House Hunt: Consumer and Market Trends Real Estate, a 2012 joint study by NAR and Google, 89% of consumers seeking to buy a home used a mobile device at the onset of and throughout their process and 68% used a mobile application to start their search and used it throughout the process. Consumers currently use mobile devices to browse general information, get directions to an open house, and compare home prices. Over time, we believe that consumers will increasingly use mobile devices to search for homes, locate real estate agents and contact brokerages electronically.

Consumers are only beginning to use the Internet to find REALTORS®

According to the NAR 2012 Profile of Home Buyers and Sellers, the number one way in which consumers found an agent was through a referral by friend, neighbor of relative, with 40% of all buyers and 38% of all sellers connecting with agents in this way. The Internet ranked second at 11% for buyers, and for sellers, the number of consumers using the Internet to find an agent was even lower at 3%. Other means include the use of an agent who previously served the consumer, contacting an agent based upon the listing signage, and viewing of an open house among several other channels. We believe that consumers will increasingly use the Internet to find an agent just as they do for finding their new home or buyers for their home.

Consumers demand high responsiveness from REALTORS®

Consumer expectations of customer service, possibly influenced by increased responsiveness of Internet-based services, are higher than ever. According to The REAL Trends 2012 Online Performance Study, 45% of consumers expect an agent to respond to initial contact within 15 minutes, and 56% of consumers expect a response within 30 minutes. Approximately nine out of ten consumers surveyed stated that response time was very important when choosing their agent.

Real estate consumers still value the assistance of REALTORS®

Despite advances in technology, consumers still want the help of a real estate professional when buying or selling a home. According to the NAR 2012 Profile of Home Buyers and Sellers, 89% of home buyers and 88% of home sellers used a real estate agent or broker. By contrast, in 2001, only 69% of home buyers used an agent. Consumers rely upon agents for a better understanding of the home transaction process, opinions on the condition of the homes under consideration, experience with service providers, knowledge of the local markets, and negotiating the terms of transactions. We believe that consumers will continue to rely upon brokers for home buying and selling expertise for the foreseeable future.

REALTORS® face strong challenges to make real estate their primary livelihood

The real estate profession is characterized by low barriers to entry. The Standard & Poor's Case–Shiller National Home Price Index shows that the national median real home price increased 80% from 1997 to 2006. During the same time period NAR membership surged 90% from 716,078 to 1,357,732. This increase may have been driven by the increased value of the transaction commission structure given that total annual sales of new and existing homes increased by 46% over this period. Following the onset of the housing crisis, however, this surge did not correct itself fully, with NAR reporting a 26% drop in membership from 2006 to 2011, while total annual home sales dropped by nearly 39%. This trend can also be observed in the trend of sales volume per agent over the 1997 to 2011 period. In 1997, there were 7.2 transactions per agent; in 2011, this ratio fell to 4.5.With so many agents available to conduct a transaction, it is harder now than ever before for new agents to establish themselves in their local markets and capture market share.

This intense competition makes it difficult for many REALTORS® to rely on real estate transaction commissions for their sole source of income. In the 2011 NAR Member Profile survey, respondents had a median gross income of only $34,900, before paying the high marketing and other expenses typical in this profession.

REALTORS® have not fully embraced emerging technology in the real estate industry

Despite fierce competition for customer leads most REALTORS® are not contacting online leads within the response time expected by consumers. The REAL Trends 2012 Online Performance Study found that real estate professionals take 72 hours on average to respond to online leads, while also finding that over 50% of consumers expect a response within 30 minutes. Further, the study estimates that 50% of leads received from brokerage websites or purchased from listing aggregators never receive a response. We believe one explanation for this lack of responsiveness is that agents do not have the technology required to manage lead volume because they do not recognize the importance of technology, cannot afford to acquire it, or do not have access to training on the technology.

Brokerage profit margins are under pressure due to competition for talent

Brokerages historically retained a higher percentage of homesale commissions as compared to today’s practice. In return, the brokerages provided their agents with corporate services such as training, office space, advertising and marketing. The office presence, listing signs and radio, television and print advertising gave the brokerage local prominence that it leveraged to generate listing and sale opportunities for agents. The 1980s saw the emergence of new brokerage models that offered agents higher splits. By 2010, the average residential real estate brokerage retained just 26% of homesale commissions, according to the REAL Trends 2011 Brokerage Performance Report. As a result of this trend toward less favorable splits on commissions, the average brokerage office generated a net income margin on their real estate brokerage operations of just 0.04%.

Brokerages increasingly struggle to drive transaction volume for their agents

With such thin margins, brokerages are increasingly challenged to provide the support, systems and client leads that most agents need to be successful full-time real estate professionals. According to the Newspaper Association of America, between 2006 and 2012, annual newspaper real estate classified advertising expenditures fell by an estimated $4.4 billion, which translates to a drop in ad spending of over $600 per home sale during that period reported by NAR. The 2012 estimated figure of $157 in newspaper real estate classified advertising expenditure per home sale is 76% lower than that in 1995. In 2010, brokerages spent just $100 per agent per month on advertising and marketing, according to the REAL Trends 2011 Brokerage Performance Report.

Furthermore, brokerages have not fully utilized the power of the Internet to drive transaction volume for their agents more cost-effectively. Of brokerages surveyed, just 58% had online marketing budgets, according to the REAL Trends 2012 Online Performance Study. Of brokerages that had online marketing budgets, the average online expenditure was just 24% of the total advertising and marketing budget.

Brokerages are not investing to meet consumers’ use of online technology

The erosion of margins makes it more difficult for brokerages to easily invest in technology improvements. Nearly all brokerages have websites, but their performance and user appeal is often poor. According to the REAL Trends 2012 Online Performance Study, the average bounce rate for a brokerage site was 37%, meaning that over one-third of visitors viewed just a single page before departing the site. Further, most brokerages have not capitalized on the tremendous growth in mobile traffic. While 79% of brokerages offer mobile-enabled websites, only 32% offer a mobile application.

Brokerages have not invested in the means to handle online leads. According to the same study, only 42% of brokerages established what the industry terms an e-Team, meaning a subset of the brokerage’s agents who receive and service all online leads not associated with the brokerage’s listings. Of those brokerages that do field an e-Team, only 5% of their total agent base serves on this team. Nearly half of the e-Teams operated without rules requiring response times, and for those e-Teams with response time rules, the response time averaged 27 minutes. From this data, we surmise that less than one-quarter of brokerages have established the infrastructure to meet the expectations of a majority of online consumers, despite the Study’s finding that the average e-Team agent increased productivity by 1.5 transactions per year.

Market Opportunity

ZipRealty competes in the U.S. residential real estate market by serving both buyers and sellers of new and existing homes. Residential real estate brokerage companies typically generate revenue by charging a commission, sometimes in combination with a flat fee, on the value of the home transaction. The commission rate has averaged 5.4% in recent years.

Based upon preliminary data from the US Census Bureau and NAR on the sales of new and existing homes, we estimate the value of the residential real estate market in 2012 to have been approximately $1.2 trillion, with total commissions estimated at $43 billion earned on approximately 5.0 million transactions.

If our estimate is accurate, the 2012 transaction volume represents about a 40% drop from the US historical record of 8.4 million set in 2005. It would also show an 11% volume increase from the recent cyclical low point of 4.5 million transactions, which occurred in 2010 and marked a 15-year low. Between 2005 and 2011, the home ownership rate dropped from 69% of households to 66%. These data points highlight the depth of the recent housing market slump. However, the double digit increase in estimated housing sales volume may indicate that a housing recovery is now underway.

Market Fragmentation

The residential real estate market is highly fragmented. For 2011, using data from the US Census Bureau and NAR, we estimate that approximately 1.0 million real estate agents conducted approximately 8.5 million homesale sides, with each real estate transaction considered to have two sides, a buyer and a seller. According to a report produced by REAL Trends, the top 500 brokerage firms by unit volume generated 2 million homesale sides in 2011, which is only 24% of the total for that year as shown above.

To further illustrate the industry’s degree of fragmentation, we can apply the Herfindahl–Hirschman Index, or HHI, which is an economic measure of the size of firms in relation to the industry and an indicator of the amount of competition among them. Using the REAL Trends data, we calculated an HHI of 0.02 for just these top 500 brokerages alone. By comparison, the range of HHIs for industries that the Antitrust Division of the Department of Justice considers be moderately concentrated is between 0.1500 and 0.2500, well above the HHI we calculated for the top 500 brokers who account for only 24% of total homesale sides.

OUR SOLUTION

We offer a full, start-to-finish residential real estate transaction solution. Our solution begins with the first home search or listing appointment from a desktop computer or a mobile device, extends to the first client-and-agent interaction that typically occurs six to eighteen months later, and continues even after a home transaction has closed to include the incubation of repeat and referral business. Our solution is built on the following core competitive advantages:

The Best Information – Accurate, Timely and Relevant Data on Homes for Sale

Through our website and mobile applications, consumers and real estate professionals can freely access information on all broker-listed homes in the Multiple Listing Service (MLS) in markets that we serve either through our owned-and-operated brokerage or our PBZ network. The MLS is a database of local listings shared by brokers. Because we are a licensed broker, we are able to access and show all MLS listings except in rare cases when the sellers specifically request that their listings not be published to the Internet. We update our website at a rate of once every two minutes to ensure that we quickly add new listings to our online sites and remove listings as soon as homes are sold or taken off the market. By contrast, online competitors such as national portals and data aggregators rely heavily on multiple third-party data providers, and sometimes show homes that appear for sale but really have already been sold, while some active listings are not shown at all.

We show information from all of the standard MLS data fields – such as the number of bedrooms, property type, and square footage – along with ZipRealty-enhanced data such as local school district information, comparable home sales data, maps and driving directions, Walk Score®, online popularity, and neighborhood-related content including weather and demographic data and vacancy, owner-occupied and rental rates.

REALTORS® in our owned-and-operated brokerage and Powered by Zip network also represent an integral part of our data experience and provide exclusive user-generated content. Our affiliated agents visit far more homes than does the typical consumer. Through a feature called Agent Comments, these agents can leave notes on properties they visit, along with neighborhood-specific information. To date, these agents have posted over 20,000 comments, telling website and mobile app users not only about the condition of the property, but also the coffee shop around the corner, the park down the street, or the apartment building next door. Agent Comments also provide these REALTORS® with a platform to showcase their relevant professional knowledge broadly and usefully in front of serious real estate consumers.

The Highest Quality Technology – World-Class Website and Award-Winning Mobile Apps

We have developed and operate a world-class website at www.ziprealty.com and award-winning mobile apps for the iOS and Android platforms with which consumers can access and analyze our information. Our website and mobile apps feature user-friendly interfaces to provide today’s consumers with data in a format free from intrusive ads.

We offer our users the ability to personalize their real estate experience by saving homes to their profiles, saving searches for any neighborhood or zip code, sharing listings via email, Facebook or Twitter, and receiving email alerts that notify them each time that a property meets their desired search criteria is up for sale.

Our website and mobile apps also allow users to quickly and easily schedule showing appointments, submit offers online, and connect with real estate professionals. On our cutting-edge mobile apps, users can use StreetScan™ to determine whether a home is for sale simply by pointing their phone or tablet’s camera at it, or use StreetSketch™ to draw a search area right on the map for a completely flexible and customized home search.

With a rapid upgrade cycle, we continually enhance our technology on the web and in our mobile app, and our users are responding well: Since January of 2013, our website’s Net Promoter Score (NPS) has continual scored above +50. NPS is a widely used customer loyalty metric developed by Fred Reichheld, Bain & Company, and Satmetrix. It is generally considered that a positive NPS is good and an NPS greater than 50 is excellent and world-class.

Zap – Designed to be the Most Effective Customer Service Platform in the Real Estate Industry

Zap is the proprietary technological engine that is deeply integrated with our consumer-facing website and mobile apps, and it allows us to serve our three primary constituents – serious consumers, REALTORS® and brokerages – efficiently and effectively. We believe that Zap is the most technologically advanced platform in the residential real estate market, and it features the following benefits:

×	Predictive – After users register with us by providing their email addresses and opting in to our terms of use, Zap begins to track their online behavior and determines the users’ propensity to successfully complete a real estate transaction, as well as the expected timeframe for completion. Zap summarizes this data into a single score called the ZipScore, which is made available exclusively to the agent and is provided expressly for the purpose of providing excellent customer service.

×	Prescriptive – Zap incorporates proprietary tools and functionality that enable real estate agents to manage their databases of clients, and it prescribes agents with ways to connect with their customers most productively.

×	Intuitive – Our recently launched major upgrade of Zap was designed to streamline customer service enabling agents to spend more of their time with clients. Using 14 years of data collected on agent-to-client communications and engagements, we built the Zap application that organizes clients into separate pools and prompts our agents to focus on clients based on meaningful activities and priorities.

×	Integrated – Zap is a true end-to-end system that integrates user contact information and online behavior, along with all agent communications and easy-to-use marketing tools such as monthly newsletters and bulk email capability.

Powerful Lead Generation and Online Marketing Engine

The popularity of our website and mobile apps brings real estate consumers directly to us. At the same time, consumers find us through our other marketing channels, including search engine optimization, social media, and search engine marketing. As our agents interact with clients through their own personal and professional networks, consumers may also find us through word of mouth. We then help these consumers find the right REALTOR® through effective agent marketing across our website and our proprietary agent-client matching functionality.

We display agent photos, contact information, and relevant activity on our highly trafficked home detail and search result pages. Agents receive thousands of impressions per month from these placements. We also offer our agents the opportunity to further enhance their online presence by posting information on the ZipCommunity, by commenting on properties they visit using the Agent Comments feature and by participating in our Agent Ratings and Reviews program. Our website also offers consumers the capability to search our complete directory of agents and narrow their search based on factors including the agent’s neighborhood specialization, professional experience or credentials.

In addition to agent marketing, we connect REALTORS® and consumers through our agent-client matching functionality. This feature is designed to match consumers and their search preferences with local ZipRealty or Powered by Zip REALTORS® who are best suited to serve their needs, and distributes leads to agents in meaningful volume. Each of our agents in our owned-and-operated brokerage received approximately 24 leads per month in the fourth quarter of 2012, and over half of our business came from company-generated leads. At other brokerages, business from Internet leads is much lower, with estimates that Internet leads result in approximately 15% of total transaction volume.

Our lead generation and online marketing engine is complimented by Zap, which allows agents to efficiently incubate leads and provide anticipatory service tailored to the specific needs of each client.

Experienced, Locally Knowledgeable and Responsive REALTORS®

In both our owned-and-operated brokerage and our Powered by Zip network, we connect serious real estate consumers with experienced, locally knowledgeable and responsive REALTORS®. These REALTORS® are independent contractors who use Zap to provide superior customer service and achieve rapid response times, which consumers regard as an important indicator of service quality. Unlike other media portals, which do not retain REALTORS® to close real estate transactions, our REALTORS® enable us to monetize the real estate transaction and reduce our reliance on display advertising. We consider this distinction to be a key differentiator and competitive advantage for us, particularly with the proliferation of advertising inventory and the shift from desktop advertising to the more disruptive mobile advertising. Similarly, our business model is not reliant upon ancillary services, which is a volatile revenue stream exposed to macroeconomic trends, monetary policy and regulatory risks. Finally, our proximity to transactions gives us valuable insight on consumer behavior at all stages of the real estate process, which our data scientists and product managers rely on to continually enhance our client matching algorithm and Zap functionality.

REALTORS® are also active participants in the research and development process of our technology products. For 14 years, our product development and engineering teams have developed and refined our website, mobile apps, and Zap to specifications and feedback provided by agents. Their participation in this process has been instrumental in the effectiveness of Zap.

Powered By Zip – a Uniquely Effective Customer Service Platform for Brokerages

As discussed, the residential real estate market is highly fragmented, with vast numbers of brokerages engaged in fierce competition for the most productive agents. Over the past decade, brokerages have competed for talent by offering higher commission splits which forces the brokerages to cut overhead expenditures to maintain profitability. In this environment, we believe that technology innovation and adoption has suffered.

In 2011, we launched the Powered by Zip program to address this market need. Powered by Zip is a software as a service (SaaS) solution that allows other real estate brokerages to utilize the robust technology that we have built and fielded in our owned-and-operated brokerage. Brokerages that join the Powered by Zip network get a co-branded website and placement on our mobile apps, along with their powerful lead generation and agent marketing capabilities. Most importantly, Powered by Zip partners are given access to Zap, which integrates all of these services seamlessly.

In today’s changing real estate market, the Powered by Zip solution enables brokers and their agents to meet consumer demands for the highest quality information, web and mobile tools and to provide great customer service, and give them the competitive edge they need to help more clients buy or sell more homes, and gain more market share in their local markets.

COMPETITION

We compete for mindshare among serious real estate consumers with companies that have developed or could develop national and local real estate websites and mobile applications.

Our owned-and-operated brokerage competes with local or regional residential real estate brokerages to attract consumers and recruit REALTORS®.

Our Powered by Zip business competes with lead generation websites, customer relationship management, or CRM, providers, and local or regional residential real estate brokerages.

Across all of our businesses, we compete primarily on the basis of the quality of home information, the ease-of-use of the products we provide and the quality of our agents – including our ability to attract, retain, and incentivize agents who are locally knowledgeable, are highly responsive and deliver outstanding customer service. We believe that our solution is well-positioned in our competitive landscape.

DEVELOPMENT OF OUR BUSINESS

Our business was incorporated under the laws of the state of California in 1999 and was reincorporated as a Delaware corporation in August 2004. As of March 1, 2013, we employed 150 people, of which 147 were full-time employees.

Conversion of agents to independent contractors: Until 2010, the real estate agents in our owned-and-operated brokerage business were typically employees. In February 2010, we began transitioning those agents to independent contractors in some of our markets, and we completed that transition in the remainder of our markets by January 2011. Today, all of the real estate professionals who choose to affiliate with us are independent contractors. We have also minimized management oversight of day-to-day agent activities, thereby reducing costs for field sales support, corporate sales support and corporate administration.

Restructuring and realignment: In early 2011, we began a restructuring to refocus on our core strengths in technology, online marketing and on our most attractive local real estate markets. To that end, we closed our offices in 12 markets in the first quarter of 2011: Fresno/Central Valley, CA, Charlotte, SC, Naples, FL, Jacksonville, FL, Miami, FL, Palm Beach, FL, Tampa, FL, Hartford, CT, Minneapolis, MN, Virginia Beach, VA, Tucson, AZ, Atlanta, GA. We continued our restructuring in the fourth quarter of 2011 by closing our offices in Raleigh-Durham, NC, and the Greater Philadelphia area, PA, and in 2012 by closing our offices in Salt Lake City, UT, and in Westchester County/Long Island, NY. In connection with several of our office closings, we transitioned our local operations to eight third-party brokerages in our Powered by Zip network, who now serve Tucson, AZ, Atlanta, GA, Raleigh-Durham, NC, the Greater Philadelphia area, PA, Salt Lake City, UT, Westchester, NY, Long Island, NY and Brooklyn, NY.

In early 2012, we reorganized our corporate structure by realigning our organization to operate more efficiently and to refocus our resources on the highest value priorities. We combined our product and marketing functions, and we separated our brokerage operations from our technology and marketing functions. We recruited a real estate veteran, Van Davis, to be our President of Brokerage Operations. Mr. Davis conducted a further reorganization of our field sales team, which has empowered our local offices and real estate professionals to make decisions that are better tailored to the dynamics of their particular markets, with the goal of increasing productivity and customer service levels. In total, we reduced our corporate overhead, which excludes cost of revenues, by approximately 23% when comparing 2012 to 2011.

Expansion of Powered by Zip network: In addition to the eight owned-and-operated markets that we transitioned to PBZ partners, we have added brokerages to our PBZ network in Jacksonville, FL, Nashville, TN, Tampa, FL, Palm Beach, FL, Minneapolis, MN, Miami, FL and Virginia Beach, VA. We believe that demand for the PBZ SaaS offering is strong, and we are investing in people and systems to drive this expansion. For 2012, Powered by Zip revenues represented less than 5% of our net revenues.

End of buyer rebates: In the summer of 2011, we discontinued our commission rebate program. By eliminating this program, we have focused consumer attention on our technology-enhanced, full-service value proposition, as well as improved the financial productivity of real estate professionals in our owned-and-operated brokerage business. Although our agents can still opt to offer rebates to their clients, we expect that any rebates offered will have a negligible impact on our financial performance.

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

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We currently have trademarks registered or pending in the United States for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our website, our proprietary database and Zap. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests, and we hold a patent issued in the United States that covers certain processes and methodologies related to transacting residential real estate on the Internet. In addition, we have filed seven patent applications with the U.S. Patent Office to seek protection for various aspects of our unique technology, which creates a network that connects our mobile tools, website and CRM tools to enhance communication among and information available to real estate professionals and clients. We also enter into confidentiality and invention assignment agreements with our employees, and consultants and confidentiality agreements with other third parties, and we strictly control access to our proprietary technology.

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

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 5, 2013:

Name	Age	Position
Charles C. (Lanny) Baker	46	Chief Executive Officer, President and Director
Eric L. Mersch	45	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Franklin (Van) Davis	54	President of Brokerage Operations
Samantha E. Harnett	37	Senior Vice President of Business Development, General Counsel and Secretary
James D. Wilson	38	Senior Vice President of Technology
Genevieve C. Combes	45	Senior Vice President of Corporate Development

Charles C. (Lanny) Baker has served as our Chief Executive Officer and President and a member of our Board of Directors since October 2010. From December 2008 until October 2010, Mr. Baker served as our Executive Vice President and Chief Financial Officer. From March 2005 to June 2007, Mr. Baker served as Senior Vice President and Chief Financial Officer of Monster Worldwide, Inc., an online recruitment services company. From June 1993 to March 2005, Mr. Baker served in positions of increasing responsibility in the Equity Research department at Smith Barney, a division of Citigroup, Inc., serving as Managing Director from January 2000 to March 2005. Prior to joining Smith Barney, Mr. Baker spent two years as an Equity Research Analyst at Morgan Stanley & Co. and two years in research assistant positions at Donaldson, Lufkin & Jenrette. Mr. Baker has served on the board of directors of XO Group Inc., a life stages media company targeting couples planning their weddings and future lives together, since November 2005, where he is currently the chair of its audit committee and its nominating and corporate governance committee, and on the board of directors of Homeaway, Inc., the world’s largest online marketplace for the vacation rental industry, since April 2011, where he is currently the chair of its audit committee. Mr. Baker holds a Bachelor of Arts degree in history from Yale College.

Eric L. Mersch has served as our Senior Vice President, Chief Financial Officer and Chief Accounting Officer since April 2012. From November 2010 to August 2011, Mr. Mersch served as Chief Financial Officer of Imaging Advantage, LLC, a provider of comprehensive radiology solutions to health centers and radiology groups. From February 2010 to May 2010, Mr. Mersch served as Chief Financial Officer of Sonim Technologies, Inc., a mobile phone manufacturer. From March 2008 to January 2010, Mr. Mersch co-founded Deer Valley Ventures and served as Chief Financial Officer of DemandFlex, LLC, a provider of virtual private data centers. From June 2007 to February 2008, Mr. Mersch served as Chief Financial Officer of Razorgator Inc., an Internet ticketing services company. From August 2006 to May 2007, Mr. Mersch served as Chief Financial Officer of VitalStream, Inc., a content delivery network provider. From March 2003 to August 2006, Mr. Mersch held several positions, including Vice President, Finance, with Harrah’s Entertainment (now Caesar’s Entertainment), a gaming and hospitality business. Mr. Mersch’s previous experience also includes seven years with the U.S. Navy as a Division Officer of the U.S.S. Los Angeles, a nuclear submarine. Mr. Mersch holds a Masters of Business Administration degree from Harvard Business School, a Masters of Nuclear Power Engineering degree from the Nuclear Engineering School (U.S. Military) and a Bachelor of Science degree in economics from the U.S. Naval Academy.

Franklin V. (Van) Davis has served as our President of Brokerage Operations since May 2012. Mr. Davis has more than two decades of management and leadership experience in the real estate brokerage industry. Mr. Davis most recently served as owner and operator of F.V.O. Davis Consulting, a franchising and real estate consulting service, from September 2007 to April 2012. Mr. Davis’s previous real estate brokerage experience includes serving as President and Chief Executive Officer of Foxtons North America and as President and Chief Executive Officer of Century 21 Real Estate Corporation. Mr. Davis has also served as an advisory board member for BOGOPOD.com, a provider of online marketing services to merchants, and Trulia, Inc., an operator of a website for residential real estate consumers and agents, during their start-up phases. Mr. Davis holds a Masters of Business Administration degree and a Bachelor of Business Administration degree in finance magna cum laude from New Mexico State University.

Samantha E. Harnett has served as our Senior Vice President of Business Development, General Counsel and Secretary since December 2012. From November 2009 to December 2012, Ms. Harnett served as our Vice President, General Counsel and Secretary. From April 2008 to November 2009, Ms. Harnett served as our Vice President, Assistant General Counsel and Assistant Secretary. From April 2007 to April 2008, Ms. Harnett served as our Assistant General Counsel and Assistant Secretary. From May 2005 to April 2007, Ms. Harnett served as our Legal Counsel. From August 2003 to May 2005, Ms. Harnett practiced in the areas of litigation and employment law at Wilson Sonsini Goodrich & Rosati, P.C. Ms. Harnett holds a Juris Doctor degree from the Santa Clara University School of Law and a Bachelor of Arts degree in psychology from California State University, Chico.

James D. Wilson has served as our Senior Vice President of Technology since January 2013. From July 2011 to January 2013, Mr. Wilson served as our Vice President of Technology. From January 2007 to July 2011, Mr. Wilson served as our Vice President of Product Development. From January 2002 to January 2007, Mr. Wilson served as our Director of Product Strategy. From November 2000 through December 2001, Mr. Wilson served as our Product Strategy Manager. Mr. Wilson holds a Masters of Business Administration degree from the Haas School of Business at the University of California at Berkeley and Bachelor of Arts degree in economics from Stanford University.

Genevieve C. Combes has served as our Senior Vice President of Corporate Development since December 2011. From December 2008 to December 2011, Ms. Combes served as our Senior Vice President of Technology and Operational Strategy. From December 2006 to December 2008, Ms. Combes served as our Senior Vice President of Planning and Operations. From May 2005 to December 2006, Ms. Combes served as our Vice President of Business Planning and Strategy. From August 2004 to May 2005, Ms. Combes served as our Director of Strategic Analysis. Prior to joining us, Ms. Combes spent over ten years in various capacities at JP Morgan H&Q’s (previously Hambrecht & Quist) Equity Research Department. Most recently Ms. Combes served as Managing Director of JP Morgan H&Q’s Consumer Research Group. Ms. Combes holds a Bachelor of Arts degree in economics cum laude from the University of California at Santa Cruz. Ms. Combes and the Company have entered into a Consulting Agreement pursuant to which Ms. Combes will remain employed with the Company until April 1, 2013, or an earlier date mutually agreed, at which time Ms. Combes will become a consultant to the Company as an independent contractor for a period of 12 months, unless that term is modified pursuant to the provisions of the Agreement.

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

We have had a history of net losses from our inception in January 1999 through the first half of 2012.While we were profitable in several quarters from 2003 through 2006 and again in the second quarter of 2012, we have repeatedly experienced quarterly net losses, and at December 31, 2012 had an accumulated deficit of $128.3 million. If we do not become consistently profitable, our accumulated deficit will grow larger, and we could require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. We cannot guarantee that our revenues will increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

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

We have experienced market share declines in several markets in our owned-and-operated brokerage, and we cannot guarantee that we will be able to grow local market share profitably.

The residential real estate industry is intensely competitive and highly fragmented. In our owned-and-operated brokerage, our aggregate transaction volume market share in our local markets has averaged less than 1% historically, and in several of these markets, we have over time experienced a loss of market share. To capture and retain market share in our owned-and-operated brokerage, we must compete successfully against other brokerages not only for large numbers of clients, but also for large numbers of agents. Because the market is highly fragmented and brokerage fees are variable, competitors may reduce fees to attract business. In addition, many of these brokerages have valuable relationships, innovative models, or access to greater resources than we do. Many of our markets are composed of entrenched brokerages with superior local referral networks, name recognition and perceived local knowledge and expertise. These attributes give these brokerages an advantage in agent recruitment and retention, in attracting clients, and in building their listings business. Many brokerages also have more experience than us in acting as listing agents, as we have traditionally focused on clients looking to buy homes, with buyers representing 85% of our closed transactions in 2012. Some of our competitors with greater resources may be able to undertake more extensive marketing campaigns or to better withstand price competition in a market. Unless our owned-and-operated brokerage can develop the relationships, branding, reputation, expertise and personnel to compete with these brokerages without reducing our prices or increasing our agent compensation, we may not be able grow our listings business, attract buyers, or attract and retain agents as needed to maintain or grow our market share profitably.

Our Powered by Zip network is a new and unproven business opportunity, and we cannot guarantee that we will be able to operate and grow it profitably.

In early 2011, we began to build our Powered by Zip network with select third-party local brokerages, through which we provide access to our proprietary information and systems, including our website and our Zap customer service system. Currently, our Powered by Zip network consists of local brokerages in only 15 markets. Our Powered by Zip network is a new and unproven business opportunity that is still developing in many respects, including the services we provide under that network, pricing and conversion targets related to those services, and exclusivity terms. In addition, to expand the Powered by Zip network into additional markets, and to service those markets through our online URL, we will need to obtain MLS data in those markets, which the local MLSs may not be willing to provide because we will not be the brokerage that is using that data to service consumers. Further, by linking our name with the third-party brokerages in our Powered by Zip network, any negative action taken by one of those brokerages could negatively affect our reputation and, consequently, our business. There can be no assurance that our Powered by Zip network can be expanded into a profitable and meaningful business.

We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations concerning our classification and compensation practices for the agents in our owned-and-operated brokerage.

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

For most of our history prior to 2011, nearly all agents in our owned-and-operated brokerage were retained as employees, not independent contractors. For our agent employment practices during that period, we continue to be subject to laws regarding employee classification and compensation, many of which do not apply to traditional brokerages that retain agents only as independent contractors. We classified our employee agents as exempt from federal and state regulations regarding overtime and minimum wage payments because their duties, which consisted of working in the field selling residential real estate, were designed to qualify for the “outside sales exemption” under the terms of the Fair Labor Standards Act and various state laws. These employment and compensation regulations are subject to judicial and agency interpretation, and as to any individual agents or groups of agents, if their duties as employees were different than those assigned and contemplated by our official policy, it might be determined that the outside sales exemption was inapplicable to those agents. For example:

•	In August and September 2010, four of our former employee real estate agents in California filed complaints with the California Division of Labor Standards Enforcement alleging that we failed to pay them minimum wage and overtime as required by California law. In November 2010, the Division of Labor Standards Enforcement issued decisions in favor of these persons. We appealed this decision, and in September 2011, the court issued a judgment in favor of these persons totaling $330,202. In November 2011, we reached a settlement with these four former agents, and the court vacated the judgment against us in exchange for a payment to the four agents totaling $430,202 and a payment to the California Division of Labor Standards Enforcement of $155,867.

•	In September 2011, the California State Labor Commissioner filed a lawsuit against us concerning our compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that we failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. On September 28, 2012, we signed a settlement agreement to release us from all these claims in exchange for our payment of $0.2 million to the DSLE for attorneys’ fees and costs and $4.8 million to a trust for disbursement to our former employees as back wages. As this trust disburses funds to our former employees, we will be required to pay the employer’s share of F.I.C.A. taxes and other employer tax responsibilities on back wages on those disbursements, as well as the administrative costs of the claims administrator for the trust, which totaled $0.8 million in 2012, and which could total an additional $0.2 million if all remaining former employee claimants participate. A liability and corresponding expense for this additional $0.2 million of employer taxes and administrative fees have not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined.

•	In February 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in federal court in Arizona concerning our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. In addition to the federal law allegations, the complaint also alleges violations of the Arizona Minimum Wage law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount.

•	In February 2012, one real estate agent formerly employed by us and subsequently engaged with us as an independent contractor, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in California Superior Court concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime.

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

Our success depends on the contributions of our senior sales, operations, marketing, technology and financial personnel. We often experience transitions in our management team. For example, our Senior Vice President of Corporate Development plans to cease her employment with us and begin a one-year consultancy term effective April 1, 2013, and we will need to hire a replacement in that position, restructure it or assign those responsibilities to other members of senior management. We could experience additional changes in our management team or other key personnel. All of our officers and key employees are at-will employees, and, with the exception of Mr. Baker, none of them has an employment agreement with us. We do not have “key person” life insurance policies covering any of our personnel. If we cannot adapt to changes in our management team or other key personnel quickly and effectively, or if we lose the services of additional key personnel, our business operations and our financial results could be significantly harmed.

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

We believe that we rely more heavily on technology than traditional bricks-and-mortar brokerages to gather, store, evaluate and communicate information, including our efforts to generate leads via the Internet, to prioritize leads, to empower agents via our Zap customer service platform, and to service home buyers and sellers, including by providing online access to comprehensive MLS listings. To continue to perform those functions effectively, we will need to adapt to changes in technologies and practices concerning the nature and use of information. For example, we will need to adapt our website and our Zap customer service platform to be compatible with new Internet and mobile access tools. We may need to adapt our approach for generating website traffic to address evolving customer interests, for example, a greater interest in social websites, in local neighborhood information, or in alternative media. We may need to adapt our technology or change our practices to address new Internet regulations, as well as new “spam” filters that incorrectly treat our emails to clients as unsolicited materials and block them. We must constantly modify our technology to successfully interact with each independent MLS in order to maintain access to that MLS’s home listings information. In addition, if the current practice of listing homes for sale on individual MLSs is challenged or replaced by a competing system, such as the nation-wide MLS system being developed by NAR, we will need to adapt to that change to continue operating our business. Some of our competitors may respond more quickly to new or emerging technologies and practices relating to the nature and use of information. If we cannot make such adaptations quickly so as not to erode the competitive advantages our products offer in attracting and servicing clients and agents, or we do so in a manner that increases our expenses without a related increase in revenues, our operating results could suffer.

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

We generate customer leads through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. For example, our largest third-party lead source generated over 10% of our leads during 2012. We could lose a large lead supplier, whether through insolvency or otherwise. State laws or NAR or MLS rules could make it more difficult or expensive for lead generators to provide us with sufficient leads for our owned-and-operated brokerage or Powered by Zip network. Also, we rely on search engines such as Google and Bing for online traffic that generates leads. These search engines frequently update their search algorithms that affect the prominence of our online offerings. Our online traffic could be negatively impacted by such changes and lead to an increase in cost of leads. Should any of these events occur, or should leads otherwise become less available or more costly, we may not be able to obtain a sufficient number of leads to grow our business in our owned-and-operated brokerage or Powered by Zip network without a substantial increase in expenses.

If our arrangements for diversifying our revenue stream become impaired, our financial condition could suffer.

In addition to our core business of directly helping clients to buy and sell homes, we have introduced our products and services in other channels to diversify our revenue stream while further leveraging our strengths in technology and online marketing. We realize additional revenues by offering marketing and advertising programs to the providers of transaction-related services that surround our core business, by offering advertising and lead generation services to third parties, and by providing access to our proprietary information and systems, including our website and our Zap customer service system, for use by third-party brokerages, such as through our Powered by Zip network. For example, we have non-exclusive marketing agreements with residential mortgage service providers, under which we are paid either a flat marketing fee or on a cost-per-click basis (which in aggregate typically represents 3% or less of our monthly net revenues) in exchange for our commitment to market mortgage products and other services to our clients. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our brand name and client relationships could suffer. Also, upon the termination of an arrangement with an independent third party to provide services, we or our affiliates may be required to pay certain costs or fees or be precluded from performing such services for a period of time. In addition, our clients could have a more difficult time obtaining the financing or other services needed to purchase a home through us, which could negatively impact our transaction revenues. Any of these events could negatively impact our financial condition.

Our value proposition for agents in our owned-and-operated brokerage, which includes access to client leads and customer relationship management tools at no out-of pocket cost to them, is not typical on our industry, and if agents do not understand this proposition or value its attributes, whether in its current form or as we may test or implement changes to it, we may not be able to attract, retain and incentivize agents.

Typically, real estate agents who want to acquire client leads and customer relationship management tools must pay for them. However, we provide agents in our owned-and-operated brokerage with access to client leads and our Zap customer service system, with its proprietary customer relationship management tools, at no out-of-pocket cost to them. These features represent a key component of our agent value proposition, which includes a complementary commission structure that is lower than what we would be able to pay if we did not offer these features. Our standard value proposition may not be attractive to certain agents who have developed their own client pipeline. Also, because our agent value proposition is not typical in our industry, agents may not understand or appreciate it. In addition, agents may not appreciate the modifications to our agent value proposition that we may test and implement from time to time. If agents do not understand the elements of our agent value proposition, or do not perceive it to be more valuable than the models used by most of our competitors, our owned-and-operated brokerage may not be able to attract, retain and incentivize them to grow our revenues without significantly increasing our commission splits or other costs, which would reduce our gross margins.

Our efforts to offer advertising and lead generation services through our website could distract consumers from using our website to engage in residential real estate transactions.

We have entered into agreements to use our website to provide advertising and lead generation services to third parties in exchange for fixed monthly payments and, in some cases, volume-based and performance-based fees. We are exploring additional opportunities to leverage the advertising and lead generation capacities of our website. These activities may distract visitors to our site. They can also interrupt the registration-to-transaction path of our users, including by leading them away from our website. In addition, these activities may detract from our perceived commitment to user satisfaction and customer service, or may not be well received by visitors to our site for other reasons. This risk may be higher as consumers continue to embrace mobile devices because mobile advertising is typically seen as being much more disruptive than advertisements viewed on a computer or laptop. Any of these outcomes could impair the ability of our owned-and-operated brokerage and Powered by Zip network to engage in residential real estate transactions with our website visitors.

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

The residential real estate market traditionally has experienced seasonality, with a peak in the spring and summer seasons and a decrease in activity during the fall and winter seasons. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30 to 45-day time lag between contract execution and closing for traditional home purchases. For non-traditional sales, the time lag from contract execution to closing can be a few months. Historically, this seasonality has caused our revenues, operating income, net income and cash flow from operating activities to be lower in the first and fourth quarters and higher in the second and third quarters of each year. However, there can be no assurance that the seasonality pattern for any fiscal year will be consistent with past experience, and macroeconomic changes in the market could mask the impact of seasonality.

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

To date, our business has been conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, in the markets that we served through our owned-and-operated brokerage at the end of 2012, we derived over 42% of our net transaction revenues for that year in the State of California. Our geographic concentration makes us more vulnerable to forces and events beyond our control, such as regional disasters including earthquakes, severe weather, economic or market conditions, terrorist attacks, or population shifts away from our markets. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically. In addition, our headquarters is located in the San Francisco Bay region of California, which is known for earthquakes. A disaster in this region could interrupt our financial functions and impair access to internal systems, documents and equipment that are critical to the operation of our business.

Our intellectual property rights are valuable and our failure to protect those rights could adversely affect our business.

Our intellectual property rights, including existing and future patents, trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of our business. We believe that our proprietary Zap technology engine, the ziprealty.com website, our lead generation and online marketing engine, our mobile applications and our email alerts, as well as our ability to interoperate with multiple MLSs and our other technologies and business practices, are competitive advantages and that any duplication by competitors would harm our business. We have taken measures to protect our intellectual property, but these measures may not be sufficient or effective. For example, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. We also seek to maintain certain intellectual property as trade secrets. Intellectual property laws and contractual restrictions may not prevent misappropriation of our intellectual property or deter others from developing similar technologies. In addition, others may develop technologies that are similar or superior to our technology, including our patented technology, or that otherwise prevent, limit or interfere with our ability to use our intellectual property. Any significant impairment of our intellectual property rights could harm our business.

We could be subject to intellectual property rights disputes that adversely affect our business.

As noted above, our business depends on the protection and utilization of our intellectual property to provide our products and services. We may bring lawsuits to protect against the potential infringement of our intellectual property rights. In addition, other companies, including our competitors, may make claims against us alleging our infringement of their intellectual property rights. For example, two companies have filed lawsuits against us alleging that certain features of our mobile applications infringe upon their patents. These lawsuits and any other intellectual property claims brought by or against us, with or without merit, could be time-consuming and expensive to litigate or settle and could significantly divert management resources and attention. If we are unable to resolve those claims in our favor, we may be required to pay damages, to stop using any infringing technology, to seek a license for that technology, which may not be available on acceptable terms, or to develop alternative non-infringing technology, which may require significant effort and expense. If we cannot license or develop alternative technology for any infringing aspects of our business on attractive terms, we may be forced to limit our product and service offerings. Any of these results could harm our business.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses, including acquisitions of our own stock. We may be unable to identify suitable acquisition candidates in the future or to make these acquisitions on a commercially reasonable basis. If we complete an acquisition, merger, joint venture or investment, we may not realize the benefits we expect to derive from the transaction. Any future acquisitions and investments would have several risks, including:

•	Our inability to successfully integrate acquired business cultures, personnel, systems, technologies or operations;

•	Problems integrating and maintaining uniform standards, procedures, controls, policies, books and records, including problems relating to the adequacy of internal controls and to reporting;

•	Diversion of management’s attention;

•	Loss of key employees of acquired businesses;

•	Disruption of existing operations;

•	Risks associated with operating a business or in a market in which we have little or no prior experience;

•	Our inability to recover the costs of acquisition, merger, joint venture or investment;

•	Accounting risks, including risks associated with accounting for acquisitions, potential amortization of intangible assets, and potential write-off of acquired assets;

•	Potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities

•	Our inability to increase earnings per share; and

•	Assumption of liabilities, including unknown and unforeseen liabilities.

OTHER RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of our stock has been, and may continue to be volatile.

The trading price of our common stock may fluctuate widely. For example, our closing stock price on The NASDAQ Stock Market for the 52 weeks ended March 1, 2013 ranged from a low of $1.25 to a high of $4.00. Many factors can cause stock price fluctuation, some of which are beyond our control. These factors include, among others, the risks identified above, as well as the following factors:

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

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own a significant percentage of our outstanding common stock, totaling about one-quarter as of March 1, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to influence significantly all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. Among other things, these provisions:

•	Establish a classified board of directors with staggered, three-year terms

•	Do not permit cumulative voting in the election of directors;

•	Authorize the board to issue, without stockholder approval, preferred stock with rights senior to those of common stock, including pursuant to a stockholder rights plan;

•	Prohibit stockholder action by written consent;

•	Limit the persons who may call special meetings of stockholders; and

•	Require advance notification of stockholder nominations and proposals.

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

Our principal executive offices are located in a leased facility in Emeryville, California, consisting of approximately 23,803 square feet of office space, under a lease that expires in July 2017. This facility accommodates our principal administrative and finance operations. We typically occupy a leased facility in each of our operating districts to accommodate offices for our district director, district broker, district recruiter, and support staff. We generally do not provide office space for our agent force. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available for lease to meet our future needs.

Item 3.	Legal Proceedings:

On September 26, 2011, the Division of Labor Standards Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against us in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned our compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that we failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint sought liquidated damages, for a total claim in excess of $17 million. On September 28, 2012, we entered into a Settlement Agreement and General Release (the “Agreement”) with the DLSE concerning this complaint. Pursuant to the Agreement, we paid $0.2 million to the DSLE for attorneys’ fees and costs, and $4.8 million into a trust for disbursement to our former employees as back wages. We will also pay the employer’s shares of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which totaled $0.8 million in 2012, and which could total an additional $0.2 million if all remaining former employee claimants participate. A liability and corresponding expense for this additional $0.2 million of employer taxes and administrative fees have not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release of claims against us. The Agreement also includes a full release by the DSLE from any further liability on this issue. On October 12, 2012, the Court dismissed the entire action, with prejudice, against all defendants.

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. The US Patent Office is currently reexamining the patents at issue. After completing our investigation of this matter, we do not believe that we have infringed on any patent, or that we have any liability for the claims alleged, and, thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerns our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On April 2, 2012, we filed an answer denying these allegations as we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” under the Federal Fair Labor Standards Act, and thus, we believe that this claim is without merit. In addition to the federal law allegations, the complaint alleges violations of the Arizona Minimum Wage law. We intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

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

On January 11, 2013, we were named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Texas, Arczar LLC v. ZipRealty, Inc., by plaintiff Arczar LLC. The complaint alleges that ZipRealty’s mobile-device application has infringed on a patent owned by Arczar relating to computer vision system technology and seeks unspecified damages and other legal and equitable relief. After completing our initial investigation of this matter, we do not currently believe that we have infringed the patent, or that we have any liability for the claims alleged, and thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

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

Market information

Our common stock began trading on The NASDAQ Stock Market under the symbol “ZIPR” on November 10, 2004. We have not listed our stock on any other markets or exchanges. The following table shows the high and low closing prices for our common stock as reported by The NASDAQ Stock Market:

	High	Low
2011 Calendar year
First Quarter	$3.00	$2.54
Second Quarter	$2.84	$2.11
Third Quarter	$3.12	$1.36
Fourth Quarter	$1.90	$1.02
2012 Calendar year
First Quarter	$1.50	$1.06
Second Quarter	$1.69	$1.29
Third Quarter	$3.01	$1.32
Fourth Quarter	$3.08	$2.49

As of March 1, 2013, we had approximately 75 common stockholders of record and a substantially greater number of beneficial owners. Our closing stock price on March 8, 2013 was $3.56.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data	(In thousands, except per share data)
Net revenues	$73,820	$85,149	$118,696	$123,130	$107,450
Operating costs and expenses
Cost of revenues	40,661	45,757	67,185	71,254	62,063
Product development (1)	6,957	8,738	10,393	10,372	9,317
Sales and marketing	20,490	28,079	43,545	41,881	40,571
General and administrative	7,795	9,147	13,376	13,405	12,789
Litigation settlement charges (recovery) (Note 6)	5,825	878	-	-	(1,355)
Restructuring charges, net	1,686	2,339	-	-	-
Total operating costs and expenses	83,414	94,938	134,499	136,912	123,385
Loss from operations	(9,594)	(9,789)	(15,803)	(13,782)	(15,935)
Other income (expense), net:
Interest income	22	58	253	718	2,518
Other income (expense), net	-	-	-	1	75
Total other income (expense), net	22	58	253	719	2,593
Loss before income taxes	(9,572)	(9,731)	(15,550)	(13,063)	(13,342)
Provision for (benefit from) income taxes	106	-	-	(171)	-
Net loss	$(9,678)	$(9,731)	$(15,550)	$(12,892)	$(13,342)
Net loss per share:
Basic and diluted	$(0.47)	$(0.47)	$(0.76)	$(0.64)	$(0.64)
Weighted average common shares outstanding:
Basic and diluted	20,641	20,543	20,510	20,242	20,917

(1) Amortization of internal-use software and website development costs included in product development	$1,156	$1,095	$1,117	$943	$639

	Year ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Balance Sheet Data	(In thousands)
Cash, cash equivalents and short term investments	$12,921	$22,135	$32,341	$44,134	$49,389
Working capital	10,843	19,663	26,698	38,028	45,581
Total assets	19,429	28,296	39,805	52,392	59,967
Total long-term liabilities	592	781	179	327	441
Total liabilities	5,929	6,464	9,904	10,762	9,316
Total stockholders' equity	$13,500	$21,832	$29,901	$41,630	$50,651

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

OVERVIEW

We are the most prominent online, technology-enabled real estate brokerage company in the United States. Our company owned-and-operated real estate brokerage serves 19 metropolitan markets with over 1,500 licensed REALTORS®. We serve an additional 15 markets through our Powered by Zip, or PBZ, business, which provides our technology platform as an enterprise cloud-based application. We operate ZipRealty.com, the most visited brokerage website with approximately 2.4 million unique monthly visitors. We also provide consumers with highly rated mobile applications that offer all of the key features of our website and optimize them for all major platforms and devices.

Both our owned-and-operated brokerage and our Powered by Zip network share the same internal engine: the powerful proprietary customer service technology, known as Zap, and the online marketing capabilities that form the foundation of our business. We developed Zap over a 14 year period during which our technology team partnered with REALTORS® across the country to collaboratively develop a customer service platform that empowers real estate professionals to deliver superior customer service in a significantly more efficient approach.

We refer to this innovation feedback loop as our “innovation factory” and believe that our disciplined management of this process directly led to Zap’s success in our brokerage and Powered by Zip network and also allows us to keep this application on the cutting-edge. In December 2012, we launched a transformational Zap upgrade that made it even easier for REALTORS® to efficiently manage small and large contact pools with follow-up plans, that features an enhanced intelligence engine which predicts client behaviors and propensity to transact, and that is completely redesigned with an intuitive stylized Web 2.0 interface. We consider our innovation factory to be one of our core competencies, helping us maintain our technology leadership in the residential real estate industry.

As the direct result of offering the most accurate, timely and comprehensive housing information, buyers using our services can quickly find relevant home listings that meet their search criteria and are well positioned when they are ready to interact with local REALTORS® affiliated with our owned-and-operated brokerage or our PBZ network. At the same time, sellers using our system gain assurance that their listings are marketed effectively online to interested home buyers.

Our proprietary technology, established reputation as full service online brokerage, and Powered by Zip network, as well as our prominence both online and in mobile, allow us to serve three main constituencies in the residential real estate industry:

•     First and foremost, we serve serious consumers, which we define as those who expect to purchase or sell a home within the next six to eighteen months. We offer these consumers our technology and services to provide control, choice and seamless, customized service. Through ZipRealty.com and our award-winning mobile apps, we provide consumers with the most accurate and relevant data on homes currently for sale wrapped up in a beautiful and easy-to-use interface and, when they are ready, connect them with knowledgeable local REALTORS® to assist them through every step of their real estate transaction.

•                     Second, we serve real estate professionals in our owned-and-operated brokerage business. For these professionals, who seek more productive ways to conduct business in the fiercely competitive residential real estate industry, we generate a large base of customer leads which, through an advanced algorithm developed over the course of 14 years, have been systematically matched to yield productive agent-client relationships. These leads are made even more valuable with Zap, which is a system that helps incubate customer relationships with the assistance of powerful prospecting tools and real-time data on client activity that enables agents to provide excellent anticipatory service. We also market ZipRealty-affiliated REALTORS® on ZipRealty.com by showcasing their local know-how and real estate activity and by providing them with personalized agent websites.

•     Third, we serve other real estate brokerages and their affiliated agents who seek a competitive edge in this new era in which consumers are increasingly using online services for home buying and selling. For these brokerages, we not only generate online leads on their behalf, but we also provide them access to Zap as an enterprise cloud-based application that better enables them to turn these leads into closed transactions. Zap gives these brokerages crystal-clear, real-time visibility on their transaction pipeline, brokerage operations and financials, while facilitating a paperless office environment. Because Zap is a cloud-based application, our brokerage partners benefit from our rapid innovation cycle without the burden of expensive IT maintenance and software upgrade costs.

Geographic reach

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

Our Powered by Zip network serves leading local brokerages in 15 markets where we do not otherwise conduct business: Atlanta, GA, Jacksonville, FL, Nashville, TN, the Greater Philadelphia area, PA, Raleigh-Durham, NC, Salt Lake City, UT, Tucson, AZ, Westchester/Bronx, NY, Tampa, FL, Palm Beach, FL, Long Island, NY, Brooklyn, NY, Miami, FL., Minneapolis, MN, and Virginia Beach, VA.

The markets in our owned-and-operated brokerage and Powered by Zip network are served by approximately 2,000 local, licensed real estate agents, all of whom are independent contractors.

In 2012, we extended our MLS coverage to include several new markets where we do not yet have a physical presence or a PBZ partner. This expanded coverage facilitates expansion of our PBZ network. At December 31, 2012, our total coverage area encompassed 45% of the U.S. population.

All of our revenues derive from our core business of offering the best proprietary technology and online marketing capabilities available in our industry. We derive the majority of our net revenues from commissions earned in our owned-and-operated brokerage representing buyers and sellers in residential real estate transactions. We record commission revenues net of any commission discount, transaction fee adjustment or, when applicable, rebate. Net transaction revenues are principally driven by our base of real estate professionals whose productivity leads to the number of transactions closed and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission received on each transaction and can vary significantly by market. We also derive revenues from net commission earned by brokerages in our Powered by Zip network. Brokerages in our Powered by Zip network typically pay a combination of a monthly subscription and transaction-based success fee for our full SaaS solution. This solution includes a co-branded website, online agent marketing, a steady stream of leads for their metropolitan area, the Zap brokerage operating system for managing the business, and the full agent functionality of the Zap platform for managing the client interaction, lead incubation and customer service. Additionally, we derive revenues from our website through marketing arrangements with residential mortgage service providers as well as the sale of online display advertising. Finally, we earn lead referral fees. For 2012, marketing and other revenues, which includes Powered by Zip revenues, represented approximately 7% of our net revenues.

RECENT DEVELOPMENTS

Restructuring and realignment: In early 2011, we began a restructuring to refocus on our core strengths in technology, online marketing and on our most attractive local real estate markets. To that end, we closed our offices in 12 markets in the first quarter of 2011: Fresno/Central Valley, CA, Charlotte, SC, Naples, FL, Jacksonville, FL, Miami, FL, Palm Beach, FL, Tampa, FL, Hartford, CT, Minneapolis, MN, Virginia Beach, VA, Tucson, AZ, Atlanta, GA. We continued our restructuring in the fourth quarter of 2011 by closing our offices in Raleigh-Durham, NC, and the Greater Philadelphia area, PA, and in 2012 by closing our offices in Salt Lake City, UT, and in Westchester County/Long Island, NY. In connection with several of our office closings, we transitioned our local operations to eight third-party brokerages in our Powered by Zip network, who now serve Tucson, AZ, Atlanta, GA, Raleigh-Durham, NC, the Greater Philadelphia area, PA, Salt Lake City, UT, Westchester, NY, Long Island, NY and Brooklyn, NY.

In early 2012, we reorganized our corporate structure by realigning our organization to operate more efficiently and to refocus our resources on the highest value priorities. We combined our product and marketing functions, and we separated our brokerage operations from our technology and marketing functions. We recruited a real estate veteran, Van Davis, to be our President of Brokerage Operations. Mr. Davis conducted a further reorganization of our field sales team, which has empowered our local offices and real estate professionals to make decisions that are better tailored to the dynamics of their particular markets, with the goal of increasing productivity and customer service levels. In total, we reduced our corporate overhead, which excludes cost of revenues, by approximately 23% when comparing 2012 to 2011.

Legal settlement: On September 28, 2012, we signed a settlement agreement with the State of California’s Department of Labor Standards Enforcement, or DLSE, for a release of all its claims that we failed to pay our California real estate agents, who were at the time in question classified as employees, minimum wage and overtime mandated by California laws. Pursuant to that settlement, in the fourth quarter of 2012, we paid $0.2 million to the DSLE for attorneys’ fees and costs and $4.8 million to a trust for disbursement to our former employees as back wages. As this trust disburses funds to our former employees, we will be required to pay the employer’s share of F.I.C.A. taxes and other employer tax responsibilities on back wages on those disbursements, as well as the administrative costs of the claims administrator for the trust, which totaled $0.8 million for the fourth quarter of 2012, which totaled $0.8 million in 2012, and which could total an additional $0.2 million if all remaining former employee claimants participate. A liability and corresponding expense for this additional $0.2 million of employer taxes and administrative fees have not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Given the unique qualitative test that applies under California law in evaluating the outside sales exemption and the deference afforded the DLSE in the context of a law enforcement action, we believed that this settlement was a reasonable resolution in this case. Further, by agreeing to settle this issue, which relates to an employee agent model that we discontinued in 2010 and early 2011, we were able to avoid potentially millions of dollars in future litigation costs and the diversion of excessive time and attention of our management and employees from key business initiatives.

Powered by Zip: In 2011, we launched the Powered by Zip program to provide third-party real estate brokerages with our robust proprietary end-to-end technology solution. Since then, we have built a network of 15 independent brokerages that use our technology, which we refer to as our Powered by Zip network. Over the past year, we have gained significant experience serving our Powered by Zip customers. The terms on which we offer our technology vary among these brokerages because we are still developing, testing and building our business model, and because each brokerage is at a different stage of adoption and incorporation of the technology and services into their business. We currently evaluate each individual brokerage’s performance using the same metrics that we do for our owned-and-operated brokerage, as well as other subjective measures such as the agents’ experience and level of engagement with our technology.

We are developing new pricing schedules for our current offering, which is currently offered on an exclusive basis in any one metropolitan area. Additionally, our technology and product teams are developing new versions of the offering, including a version designed to serve multiple customers in the same metropolitan area nonexclusively, and a subscription model for real estate professionals. We are also in the process of developing a formal organizational structure for the Powered by Zip business and, within the next several quarters, we expect to hire managers and staff in sales, account management, operations and integration, and product development.

Customer Service Platform (Zap): Zap is the proprietary technological engine that drives our business. We continually upgrade Zap in response to feedback from consumers, real estate professionals, field leadership, and corporate management and staff. This year, we embarked upon an aggressive program to develop and deliver the most transformational change to Zap in over five years. To that end, in December 2012, we launched a transformational upgrade that made it even easier for REALTORS® to efficiently manage small and large contact pools with follow-up plans, that features a new intelligence engine that predicts client behaviors and their propensity to transact, and that is completely redesigned with an intuitive, stylized Web 2.0 sheen. We believe that adoption of the upgraded Zap in our owned-and-operated and Powered by Zip businesses will help improve agent productivity in 2013.

MARKET CONDITIONS AND TRENDS IN OUR BUSINESS

We compete in the domestic residential real estate market. For the past few years, this market has been negatively impacted by the significant correction in the total value of homesale transactions in 2005 and the deep economic recession that followed. The Federal Reserve responded to these events by implementing an extraordinary accommodation policy designed to improve economic activity. In 2012, the country experienced an increase in economic activity as measured by Gross Domestic Product (GDP). The U.S. Department of Commerce, Bureau of Economic Analysis (BEA) recently announced that GDP grew 2.2% in 2012 versus 1.8% in 2011. However, the BEA recently reported that real GDP grew at an annual rate of just 0.1% in the fourth quarter of 2012. There are signs that a recovery may be underway, but there are reasons to be cautious.

Macroeconomic forces: The current Federal Reserve monetary policy is one of the most significant economic variables affecting the real estate market. For the past few years, the Federal Reserve has been pursuing an accommodative monetary policy designed to spur economic growth. In 2012, perhaps in response to the continued perception that the pace of economic recovery was sluggish, the Federal Reserve messaged a direct connection between the federal funds rate and macroeconomic factors. Specifically, as detailed in the January 30, 2013 press release, the Federal Reserve stated its plan to maintain the federal funds rate at 0 to 0.25% until unemployment drops below 6.5%; long term inflation (defined as that rate projected for the twelve month period between one and two years in the future) rises above 2.5%, and projections of the inflation rate more than two years ahead remain consistent with the Federal Reserve’s 2% inflation rate. This statement appears to be designed to message that the Federal Reserve is committed to keeping interest rates low until the domestic economy returns to the healthy economic parameters of unemployment below 6.5% and inflation at or below 2.0%.

This accommodative monetary policy continues to depress mortgage rates. According to Freddie Mac, in November and December 2012, the national average commitment for a 30-year, conventional, fixed-rate mortgage was 3.35%, the lowest rate on record. These low rates make housing more affordable for new entrants and existing homeowners who are able to refinance their mortgages and also encourages investors to purchase residential real estate for resale or rental.

In 2013, we believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, inventory and shadow inventory levels, the pace at which banks process their foreclosure pipelines, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

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

Current residential real estate market conditions: Recent indicators of national residential real estate market include the following:

•	Volume: According to the National Association of REALTORS®, or NAR, total sales in 2012 were the highest in five years. NAR’s preliminary annual total for existing-home transactions in 2012 was 4.65 million, up 9.2 percent from 4.26 million in 2011. This volume level represented the highest level since 2007’s transaction volume of 5.03 million. Further, the volume increase in 2012 was the highest since 2004. Persistently low mortgage interest rates seem to have played a large role in affecting sales volume, although inventory shortages and tight lending criteria may be limiting buying opportunities.

•	Price: NAR’s preliminary estimate of median existing-home price for the full year 2012 was $176,600, up 6.3 percent from $166,100 in 2011. This year-over-year increase represented the highest annual price gain since 2005, when the median price rose 12.4 percent. The price increase may have been due, in part, to a decrease in the percentage of national home sales that represented distressed properties, as well as inventory shortages.

•	Inventory: NAR reported a December 2012 housing inventory level of 1.82 million homes, which it stated was approximately a 4.4-month supply at its estimated current sales pace. Once again, this level is the lowest since May of 2005, which is the year many consider to be at or near the peak of the housing boom. The sharp decrease in housing inventory is a recent phenomenon: Housing inventory dropped 21.6 percent over the past twelve months. Tight inventory supplies can distort the market by causing sharp price increases that are typically only sustainable over a short period of time.

•	Distressed Properties: Currently, a significant percentage of our sales transaction volume is composed of distressed properties. Distressed properties are homes that are in foreclosure, are real estate owned, or REO, by the lending bank, government agency or government loan insurer after an unsuccessful sale as a foreclosure auction, or are “short sales,” meaning a sale where the sale price is less than the loans or debt secured by the home listed for sale. In the fourth quarter of 2012, the percentage of our sales transactions composed of distressed properties in our owned-and-operated markets was approximately 26%, which was down from 37% in the fourth quarter of 2011 for those same markets. Distressed properties not only tend to sell at reduced prices, but they also tend to put downward pressure on the values of other homes for sale in the same and nearby neighborhoods. We expect distressed properties to continue to represent a significant portion of the residential real estate market and of our business for the foreseeable future.

•	Shadow Inventory: “Shadow inventory” refers to distressed and other properties that have not yet been listed for sale, as well as properties that homeowners wish to sell, but will not sell at current market prices. For October 2012, CoreLogic, a leading provider of consumer, financial and property information, analytics and services to business and government, estimated shadow inventory at 2.3 million properties, which consisted of 1.04 million properties backed by loans classified as seriously delinquent, 903,000 properties with loans that were in some stage of foreclosure, and 354,000 properties that were REO. The CoreLogic report estimated that the October 2012 shadow inventory number fell by 12% year-over-year.

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

Industry seasonality and cyclicality: The residential real estate brokerage market is influenced both by seasonal factors and by overall economic cycles. While individual markets vary, transaction volume nationally tends to increase progressively from January through the summer months, then to slow gradually over the last three to four months of the calendar year. Revenues in each quarter are significantly affected by activity during the prior quarter, given the typical 30 to 45-day time lag between contract execution and closing for traditional home purchases. For non-traditional sales, the time lag from contract execution to closing can be longer. We have been, and believe we will continue to be, influenced by overall market activity and seasonal forces. We generally experience the most significant impact in the first and fourth quarters of each year, when our revenues are typically lower relative to the second and third quarters as a result of traditionally slower home sales activity and reduced listings inventory between Thanksgiving and Presidents’ Day.

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

Revenue recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered and collectability of the resulting receivable is reasonably assured.

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

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our customer service platform which we refer to as Zap, in accordance with the guidance set forth in the related accounting standards. We capitalize internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. We amortize these costs over their estimated useful lives, which typically is 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle. We periodically evaluate the carrying value of capitalized internal-use software and website development costs for impairment when events and circumstances warrant such a review. As of December 31, 2012, we have not recorded any charges for impairment of capitalized internal-use software and website development costs to date.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at December 31, 2012.

Restructuring charges

In connection with our cost reduction initiatives, we record restructuring charges for employee termination costs, costs related to leased facilities to be abandoned or subleased, fixed asset impairments and other exit-related costs. Formal plans are developed and approved by management. Restructuring costs related to employee severance and related expenses are recorded when probable and estimable. Fixed assets impaired as a result of restructuring are typically accounted for as assets held for sale or abandoned. The recognition of restructuring charges requires us to make judgments and estimates regarding the nature, timing, and costs associated with the planned restructuring activity, including estimating sublease income and the fair value, less selling costs, of fixed assets being disposed of. Estimates of future liabilities may change, requiring us to record additional restructuring charges or to reduce or reverse the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued liabilities to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with the approved restructuring plan. In the event circumstances change and the provision is no longer required, the provision is reversed.

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

Recent accounting pronouncements

In December 2012, the FASB issued Accounting Standard Update (“ASU”) No. 2011-11,” Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 will require the Company to disclose information about offsetting related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. The new guidance is effective for the Company’s interim period ending March 3, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. The new guidance requires entities to present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively. The Company has adopted this guidance during the year ended December 31, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is an enhancement to current required disclosures.

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Statement of Operations Data	(In thousands, except per share amounts)
Net revenues	$73,820	$85,149	$118,696
Operating costs and expenses
Cost of revenues	40,661	45,757	67,185
Product development (1)	6,957	8,738	10,393
Sales and marketing	20,490	28,079	43,545
General and administrative	7,795	9,147	13,376
Litigation settlement charges (Note 6)	5,825	878	-
Restructuring charges, net	1,686	2,339	-
Total operating costs and expenses	83,414	94,938	134,499
Loss from operations	(9,594)	(9,789)	(15,803)
Interest income	22	58	253
Loss before income taxes	(9,572)	(9,731)	(15,550)
Provision for income taxes	106	-	-
Net loss	$(9,678)	$(9,731)	$(15,550)
Net loss per share:
Basic and diluted	$(0.47)	$(0.47)	$(0.76)
Weighted average common shares outstanding:
Basic and diluted	20,641	20,543	20,510

(1) Amortization of internal-use software and website development costs included in product development	$1,156	$1,095	$1,117

The following table presents our operating results as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Statement of Operations Data
Net revenues	100.0%	100.0%	100.0%
Operating costs and expenses
Cost of revenues	55.1	53.7	56.6
Product development (1)	9.4	10.3	8.7
Sales and marketing	27.8	33.0	36.7
General and administrative	10.6	10.7	11.3
Litigation settlement charges	7.9	1.0	-
Restructuring charges, net	2.3	2.7	-
Total operating costs and expenses	113.1	111.4	113.3
Loss from operations	(13.1)	(11.4)	(13.3)
Interest income	-	0.1	0.2
Loss before income taxes	(13.1)	(11.3)	(13.1)
Provision for (benefit from) income taxes	0.1	-	-
Net loss	(13.2)%	(11.3)%	(13.1)%

Comparison of the years ended December 31, 2012 and December 31, 2011

Other operating data (1)

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
Number of markets-same markets (2)	19	21	(2)
Number of markets-total markets (2)	19	21	(2)

Number of transactions closed during the period-same markets (3)	10,299	12,862	(2,563)	(19.9)%
Number of transactions closed during the period-total markets (3)	10,418	14,255	(3,837)	(26.9)%

Average net revenue per transaction-same markets (4)	$6,578	$5,693	885	15.5%
Average net revenue per transaction-total markets (4)	$6,577	$5,599	978	17.5%

Number of agents at end of the period-same markets	1,540	1,701	(161)	(9.5)%
Number of agents at end of the period-total markets	1,540	1,701	(161)	(9.5)%

(1)	Other operating data includes our owned-and-operated markets only and excludes marketing and other revenue along with Powered by Zip revenue.

(2)	Same markets operating data excludes markets closed as the result of our 2011 and 2012 restructuring plans. These plans included closing our owned-and-operated brokerage operations in selected underperforming markets and, in certain markets, transitioning operations to a third-party brokerage joining our Powered by Zip network. We closed our owned-and-operated brokerage offices in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta, and Tucson during the quarter ended March 31, 2011 and we closed Philadelphia and Raleigh-Durham during the quarter ended December 31, 2011. Operations in Atlanta, Tucson, Raleigh, and Philadelphia were transitioned to our Powered by Zip network of third-party brokerages. Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion and the Long Island portion of our New York brokerage operations were transitioned to third-party brokerages in the Powered by Zip network during the quarter ended June 30, 2012 and September 30, 2012, respectively, and are excluded from the owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
	(In thousands)
Net transaction revenues:
Same market	$67,750	$73,224	$(5,474)	(7.5)%
Closed market	766	6,585	(5,819)	(88.4)%
	68,516	79,809	(11,293)	(14.2)%
Marketing and other revenues	5,304	5,340	(36)	(0.7)%
Total net revenues	$73,820	$85,149	$(11,329)	(13.3)%

The decrease in our net transaction revenues of $11.3 million or 14.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011 was driven primarily by a decrease in the number of transactions closed during the period of 3,837 or 26.9% compared to the last year. Transactions closed during the period on a same market basis were 10,299 compared to 12,862 last year, a decrease of 2,563 or 19.9%. We believe the decrease in same market transaction volume was attributable to the disruption to our business model and to our agent population from our restructuring and the conversion of our agents to independent contractors. The market continues to be impacted by weak economic conditions and reduced availability of mortgage financing, although, as noted above, there are signs that a recovery may be underway. Same market average net revenue per transaction for the period was $6,578 compared to $5,693 last year, an increase of $885 or 15.5%. We discontinued our commission rebate program during late summer 2011 resulting in lower cash rebates paid during the year which increased average net revenue per transaction in 2012 by approximately $600 compared to the prior year. The remaining increase in the same market average net revenue per transaction was due to the impact of higher average homesale prices and changes in our average commission rates.

The decrease in marketing and other revenues for the year ended December 31, 2012 compared to the year ended December 31, 2011 was attributable to a decrease in lead generation income and advertising revenue of approximately $0.5 million offset by an increase in transaction referrals, principally from brokers in our Powered by Zip network, of approximately $0.5 million.

We expect our net revenues will increase modestly in 2013 compared to 2012, driven by an increase in the overall number of transactions closed and an increase in the average net revenue per transaction. We also expect our marketing and other revenue will increase for 2013 primarily attributable to increased transaction commission referrals earned from brokers in our Powered by Zip network.

Cost of revenues

During the quarter ended March 31, 2011, we completed the transition of our agent force from an employee model to an independent contractor model. Under the employee model, our cost of revenues consisted principally of commissions, payroll taxes, benefits including health insurance, performance and tenure based award programs and agent expense reimbursements. Under the independent contractor model, our cost of revenues consists principally of commissions and related costs. Agent commissions are generally paid on net transaction revenues plus referral and other revenues generated by our agent.

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
	(In thousands)
Cost of revenues:
Same markets	$40,291	$42,183	$(1,892)	(4.5)%
Closed markets	370	3,574	(3,204)	(89.6)%
Total	$40,661	$45,757	$(5,096)	(11.1)%

The decrease in cost of revenues for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily related to the overall decrease in net revenues on which we pay agent commissions. Same market cost of revenues for the year ended December 31, 2012 were $40.3 million compared to $42.2 million for the year ended December 31, 2011. Agent commissions decreased by approximately $1.9 million or 4.5%. Agent performance and tenure based programs, benefits and expense reimbursements decreased by approximately $0.2 million or 100.0% attributable to the transition of our agents to independent contractors who do not qualify for benefits and expense reimbursements and to the elimination of performance and tenure based programs as a component of agent compensation. Same market cost of revenues as a percentage of net transaction revenues was 58.6% in 2012 compared to 57.0% in 2011.

We expect our cost of revenues will increase in absolute dollars in 2013, compared to 2012, because of an expected increase in net revenues. Our cost of revenues move in relation to the market net revenues on which commissions are based and also increases or decreases as a result of the mix of commission rates paid to our agents.

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

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
	(In thousands)
Product development	$6,957	$8,738	$(1,781)	(20.4)%

The decrease in product development expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due primarily to decreases in salaries and benefits of $1.1 million attributable to reductions in headcount, technology infrastructure costs of $0.6 million and depreciation of computer hardware and software expense of $0.1 million. As a percentage of net revenues, product development expenses decreased by 0.9% for the year ended December 31, 2012 compared to the year ended December 31, 2011.

We expect to continue enhancing tools and features on our website and technology platform for consumers and brokers in our Powered by Zip network and expect that our product development expenses will increase in 2013 in absolute dollars.

Sales and marketing

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in sales, sales support and customer service as well as promotional, advertising and client acquisition costs.

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
	(In thousands)
Sales and marketing:
Market level	$15,759	$22,537	$(6,778)	(30.1)%
Regional/corporate support and marketing	4,731	5,542	(811)	(14.6)%
Total	$20,490	$28,079	$(7,589)	(27.0)%

Market level sales and marketing expenses decreased for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as a result of closing markets and eliminating positions in our remaining markets attributable to our 2011 and 2012 restructuring. The decrease of $6.8 million or 30.1 % was principally attributable to decreases in salaries and benefits of $2.1 million, customer acquisition costs of $3.8 million, facilities and operating expenses of $0.7 million, travel of $0.1 million and depreciation of $0.1 million. Approximately $2.9 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net revenues, market level sales and marketing expenses were 21.4% in 2012 compared to 26.5% in 2011.

Regional/corporate sales support and marketing expenses decreased by approximately $0.8 million and consisted primarily of decreased salaries and benefits of $1.0 million, travel of $0.1 million, depreciation of $0.1 million, consulting of $0.1 million and advertising of $0.1 million offset by increases in customer acquisition of $0.4 million and operating expenses of $0.1 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.4% in 2012 compared to 6.5% in 2011.

We expect our market level and regional/corporate sales and marketing expenses to increase in absolute dollars and as a percentage of net revenues for 2013 primarily as a result of our Powered by Zip expansion and associated sales and marketing activities.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expenses related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
	(In thousands)
General and administrative	$7,795	$9,147	$(1,352)	(14.8)%

General and administrative expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 decreased by approximately $1.4 million or 14.8% which was primarily attributable to decreased salaries and benefits of $0.6 million due to reductions in headcount, operating expenses of $0.3 million, recruiting of $0.1 million and professional fees of $0.3 million. As a percentage of net revenues, general and administrative expenses were 10.6% for the year compared to 10.7% in the year ended December 31, 2011.

We expect our general and administrative expenses for 2013 will decrease in absolute dollars and as a percentage of net revenues primarily as a result of the full year impact of our 2012 restructuring and a reduction in anticipated legal fees.

Litigation settlement charges

Litigation settlement charges consist of settlement and claims expense for litigation associated with our former employee model for our agents which has since been transitioned to an independent contractor model and other non-core litigation settlements.

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
	(In thousands)
Litigation settlement charges, net (Note 6)	$5,825	$878	$4,947	563.2%

Litigation settlement charges for the year ended December 31, 2012 compared to the year ended December 31, 2011 increased by approximately $4.9 million or 563.2% and was primarily attributable to the settlement agreement we entered into with the State of California’s Department of Labor Standards Enforcement, or DLSE, for a release of all its claims that we failed to pay our California real estate agents, who were at the time in question classified as employees, minimum wage and overtime mandated by California laws; see Note 6 of the Financial Statements.

Restructuring charges

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
	(In thousands)
Restructuring charges, net	$1,686	$2,339	$(653)	(27.9)%

During the twelve months ended December 31, 2012, we implemented a cost reduction initiative which included reducing our workforce in our corporate sales support and administrative functions. The restructuring charge includes severance pay and related expenses of approximately $1.7 million. Adjustments to non-cash stock-based compensation expense resulting from expense reversals for unvested stock awards that were forfeited were not significant. At December 31, 2012, the aggregate outstanding restructuring liability was approximately $0.2 million which primarily relates to employee severance and related expenses and to non-cancelable lease costs we expect to pay over the remaining term of the leases, which end by the third quarter of 2016.

Some expenses required estimates, particularly those related to our ability and the timing of generating sublease income and terminating lease obligations, and may require future adjustments to the amount of the restructuring charge recorded. We expect to incur additional charges for these restructuring of less than $0.1 million in future periods.

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
	(In thousands)
Interest income	$22	$58	$(36)	(62.9)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the year ended December 31, 2012, compared to the year ended December 31, 2011, was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred during the year.

 Provisions for income taxes

	Year Ended December 31,		Increase	Percent
	2012	2011	(decrease)	Change
	(In thousands)
Provisions for income taxes	$106	$-	$106	100%

Provision for income taxes for the year ended December 31, 2012 compared to the year ended December 31, 2011 increased by approximately $0.1 million attributable to state income tax obligations.

Comparison of the years ended December 31, 2011 and December 31, 2010

Other operating data

	Year Ended December 31,		Increase	Percent
	2011	2010	(decrease)	Change
Number of markets-same markets (2)	21	21	-
Number of markets-total markets (2)	21	35	(14)

Number of transactions closed during the period-same markets (3)	13,489	16,655	(3,166)	(19.0)%
Number of transactions closed during the period-total markets (3)	14,255	22,013	(7,758)	(35.2)%

Average net revenue per transaction-same markets (4)	$5,679	$5,549	130	2.3%
Average net revenue per transaction-total markets (4)	$5,599	$5,162	437	8.5%

Number of agents at end of the period-same markets	1,701	2,532	(831)	(32.8)%
Number of agents at end of the period-total markets	1,701	3,403	(1,702)	(50.0)%

(1)	Other operating data includes our owned-and-operated markets only and excludes marketing and other revenue along with Powered by Zip revenue.

(2)	Same markets operating data excludes markets closed as the result of restructurings during 2011. The restructurings included closing our owned-and-operated brokerage offices in fourteen markets and eliminating additional positions in field sales support, corporate sales support and administration. Our operations in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta and Tucson were closed during the quarter ended March 31, 2011 and our operations in Philadelphia and Raleigh-Durham were closed during the quarter ended December 31, 2011.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Year Ended December 31,		Increase	Percent
	2011	2010	(decrease)	Change
	(In thousands)
Net transaction revenues:
Net transaction revenue	$79,809	$113,637	$(33,828)	(29.8)%
Marketing and other revenues	5,340	5,059	281	5.5%
Total net revenues	$85,149	$118,696	$(33,547)	(28.3)%

The decrease in our net transaction revenues of $33.8 million or 29.8% for the year ended December 31, 2011 compared to the year ended December 31, 2010 was driven primarily by a decrease in the number of transactions closed during the period of 7,758 or 35.2%. Transactions closed during the period on a same market basis were 13,489 compared to 16,655 last year, a decrease of 3,166 or 19.0%. We believe the decrease in same market transaction volume was attributable to the impact of changes in our business model involving the conversion of our agents to independent contractors as well as continued weak economic conditions, reduced availability of mortgage financing and high unemployment. Same market average net revenue per transaction for the period was $5,679 compared to $5,549 last year, an increase of $130 or 2.3%. We discontinued our commission rebate program during late summer 2011 resulting in lower cash rebates paid during the year which increased average net revenue per transaction in 2011 by approximately $359. This increase was partially offset by the impact of lower average homesale prices, which decreased average net revenue per transaction by approximately $229. Average net revenue per transaction in 2011 continued to be impacted by a combination of market factors that also impacted 2010, including overall decreases in housing prices from previous years, the impact of foreclosure, bank real estate owned (“REO”) and short sale transactions, typically at further reduced sales prices and ongoing reduced availability of consumer mortgage financing that particularly impacted the sale of higher priced housing

The increase in marketing and other revenues for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily attributable to increased transaction referrals, principally from brokers in our Powered by Zip network of $0.3 million and $0.3 million of advertising income, offset by decreases in lead generation fees of $0.3 million.

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
Cost of revenues:
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

	Year Ended December 31,		Increase	Percent
	2011	2010	(decrease)	Change
	(In thousands)
Sales and marketing:
Market level	$22,538	$36,176	$(13,638)	(37.7)%
Regional/corporate support and marketing	5,541	7,369	(1,828)	(24.8)%
Total	$28,079	$43,545	$(15,466)	(35.5)%

Market level sales and marketing expenses decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily as a result of closing markets and eliminating positions in our remaining markets attributable to our 2011 restructuring. The decrease of $13.6 million or 37.7% was principally attributable to decreases in salaries and benefits of $5.5 million, customer acquisition costs of $6.2 million, facilities and operating expenses of $1.5 million, travel of $0.2 million and recruiting and training of $0.2 million. Approximately $7.6 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net transaction revenues, market level sales and marketing expenses were 28.2% in 2011 compared to 31.8% in 2010.

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

	Year Ended December 31,		Increase	Percent
	2011	2010	(decrease)	Change
	(In thousands)
General and administrative	$9,147	$13,376	$(4,229)	(31.6)%

General and administrative expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 decreased by approximately $4.2 million or 31.6% and were primarily attributable to decreased salaries and benefits of $3.1 million attributable to reductions in headcount, travel of $0.1 million, operating expenses of $0.5 million and professional fees of $0.5 million. Salaries and benefits for the year ended December 31, 2010 include expenses associated with the departure of our former Chief Executive Officer and President of approximately $0.6 million. As a percentage of net revenues, general and administrative expenses were 11.8% for the year compared to 11.3% in the year ended December 31, 2010.

Litigation settlement charges

Litigation settlement charges consist of settlement and claims expense for litigation associated with our former employee model for our agents which has since been transitioned to an independent contractor model and other non-core litigation settlements.

	Year Ended December 31,		Increase	Percent
	2011	2010	(decrease)	Change
	(In thousands)
Litigation settlement charges, net (Note 6)	$878	$-	$878	100%

Litigation settlement charges for the year ended December 31, 2011 compared to the year ended December 31, 2010 increased by approximately $0.9 million and was primarily attributable to the settlements of claims for litigation associated with our former employee model for our agents which has since been transitioned to an independent contractor model.

Restructuring charges

	Year Ended December 31,		Increase	Percent
	2011	2010	(decrease)	Change
	(In thousands)
Restructuring charges, net	$2,339	$-	$2,339	100.0%

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2012 were our cash, cash equivalents and short-term investments. As of December 31, 2012 and 2011, we had cash, cash equivalents and short-term investments at fair value of $12.9 million and $22.1 million, respectively. We had no bank debt, line of credit or equipment facilities at December 31, 2012 and 2011.

Operating activities

Our operating activities used cash in the amount of $7.3 million, $8.3 million and $9.4 million in the years ended December 31, 2012, 2011 and 2010, respectively. Cash used in the year ended December 31, 2012 resulted primarily from a net loss of $9.7 million partially offset by $1.8 million of depreciation and amortization, $1.2 million of non-cash stock-based compensation expense and net changes in working capital. Cash used in the year ended December 31, 2011 resulted primarily from a net loss of $9.7 million partially offset by $2.0 million of depreciation and amortization, $1.6 million of non-cash stock-based compensation expense and net changes in working capital. Cash used in the year ended December 31, 2010 resulted primarily from a net loss of $15.6 million partially offset by $2.2 million of depreciation and amortization, $3.7 million of non-cash stock-based compensation expense and net changes in working capital.

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

Investing activities

Our investing activities provided cash of $7.5 million and $7.6 million for the years ended December 31, 2012 and 2011, respectively, and used cash of $0.9 million in the year ended December 31, 2010. Cash provided for the years ended December 31, 2012 and 2011 primarily represents the net proceeds from the sale and purchase of short-term investments offset by the purchase of property and equipment, including amounts expended for internal-use software and website development costs. Cash used for the year ended December 31, 2010 primarily represents the purchase of property and equipment, including amounts expended for internal-use software and website development costs offset by the net proceeds from the sale and purchase of short-term investments.

Currently, we expect our 2013 capital expenditures to be approximately $2.0 million primarily attributable to amounts capitalized for internal-use software and website development costs as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash of $0.1 million in the year ended December 31, 2012, primarily from stock option exercises, and provided cash of an insignificant amount in the year ended December 31, 2011. The use of cash of $0.1 million for the year ended December 31, 2010 primarily represents the repurchase of shares of our common stock in connection with the payment of withholding and payroll taxes due upon vesting of employee restricted stock awards.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations, restructurings and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and online marketing initiatives, our rate of growth in our local markets and in expanding our Powered by Zip broker referral network and possible litigation settlements and legal fees. Although there are signs that an economic recovery may be underway, if the recent depressed macroeconomic environment and residential real estate market continues without recovering or worsens, we may have a greater need to fund our business by using our cash, cash equivalent and short-term investment balances, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2017. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2012.

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating lease commitments	$1,747	$2,531	$1,307	$-	$5,585

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

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net revenue	$73,820	$85,149	$118,696
Adjusted EBITDA	$823	$(2,988)	$(9,903)
Adjusted EBITDA margin	1.1%	(3.5)%	(8.3)%

We present Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our performance. We believe Adjusted EDITDA provides useful information regarding the operating results of our core business activity and prospects for the future. We define Adjusted EBITDA as net income (loss) less interest income plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, stock-based compensation and further adjusted to eliminate the impact of certain items that we do not consider reflective of our ongoing core operating performance including litigation settlement charges associated with our former model for our agents, which has since been transitioned from an employee to an independent contractor model.

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

Our use of Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	Adjusted EBITDA does not reflect any cash requirements for such replacements; non-cash stock-based compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	Adjusted EBITDA does not reflect the impact of certain cash charges or credits resulting from matters we consider not to be reflective of our core ongoing operations; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently than we do, which limits its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. When evaluating our performance, Adjusted EBITDA should be considered alongside other financial measures, including net income and our other GAAP results.

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Reconciliation of non-GAAP Adjusted EBITDA to net income (loss)
Net loss	$(9,678)	$(9,731)	$(15,550)
Add back:
Interest income	(22)	(58)	(253)
Provision for income taxes	106	-	-
Depreciation and amortization	1,807	1,974	2,228
Stock-based compensation expense	1,179	1,610	3,672
Restructuring charges, net (1)	1,606	2,339	-
Litigation settlement charges( non-core-operating) (2)	5,825	878	-
Non-GAAP Adjusted EBITDA	$823	$(2,988)	$(9,903)

(1)	Restructuring charges, net for Adjusted EBTIDA reconciliation purposes excludes $80,000 of non-cash stock based compensation expense associated with a modification of certain awards previously granted to employees affected by the restructuring which are reflected in the stock-based compensation expense line.
(2)	Litigation settlement charges (non-core operations) represents amounts we consider not reflective of our core ongoing operations and includes settlement and claim expense for litigation associated with our former model for our agents which has since been transitioned from an employee to an independent contractor model.

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

As of December 31, 2012, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2012, there would be a negligible increase or decline in fair market value of the portfolio.

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

Item 8. Financial Statements and Supplementary Data:

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ZipRealty, Inc.,

We have audited the accompanying consolidated balance sheet of ZipRealty, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule as of and for the year ended December 31, 2012, listed in the index at Item 15 in Schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZipRealty, Inc. as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule as of and for the year ended December 31, 2012, when considered in relation to the basic consolidated financials taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

San Francisco, California

March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of ZipRealty, Inc.,

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of ZipRealty, Inc. and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2011 listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 9, 2012

ZIPREALTY, INC

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,921	$12,634
Short-term investments	-	9,501
Accounts receivable, net of allowance of $15 and $35, respectively	1,496	1,209
Prepaid expenses and other current assets	1,763	2,002
Total current assets	16,180	25,346
Restricted cash	500	500
Property and equipment, net	2,387	2,211
Other assets	362	239
Total assets	$19,429	$28,296
LIABLITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$823	$1,096
Accrued expenses and other current liabilities	4,293	4,337
Accrued restructuring charges, current portion	221	250
Total current liabilities	5,337	5,683
Other long-term liabilities	592	781
Total liabilities	5,929	6,464
Commitment and contingencies (Note 6)
Stockholders' equity
Common stock: $0.001 par value; 100,000 shares authorized: 24,303 and
24,167 shares issued and 20,692 and 20,565 outstanding, respectively	24	24
Additional paid-in capital	159,430	158,080
Accumulated other comprehensive loss	-	(3)
Accumulated deficit	(128,334)	(118,656)
Treasury stock, at cost: 3,610 and 3,602 shares, respectively	(17,620)	(17,613)
Total stockholders' equity	13,500	21,832
Total liabilities and stockholders' equity	$19,429	$28,296

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$73,820	$85,149	$118,696
Operating costs and expenses:
Cost of revenues	40,661	45,757	67,185
Product development (1)	6,957	8,738	10,393
Sales and marketing	20,490	28,079	43,545
General and administrative	7,795	9,147	13,376
Litigation settlement charges (Note 6)	5,825	878	-
Restructuring charges, net	1,686	2,339	-
Total operating costs and expenses	83,414	94,938	134,499
Loss from operations	(9,594)	(9,789)	(15,803)
Interest income	22	58	253
Loss before income taxes	(9,572)	(9,731)	(15,550)
Provision for (benefit from) income taxes	106	-	-
Net loss	$(9,678)	$(9,731)	$(15,550)
Net loss per share:
Basic and diluted	$(0.47)	$(0.47)	$(0.76)

Weighted average common shares outstanding:
Basic and diluted	20,641	20,543	20,510

(1) Amortization of internal-use software and website development costs included in product development	$1,156	$1,095	$1,117

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Comprehensive Income:
Net loss	$(9,678)	$(9,731)	$(15,550)
Change in accumulated unrealized gain (loss) on available-for-sale securities, net of tax	3	(16)	166
Comprehensive loss	$(9,675)	$(9,747)	$(15,384)

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Common	Accumulated
			Additional	Stock	Others	Accumulated			Total
	Common Stock		Paid in	Warrants	Comprehensive	Deficit	Treasury Stock		Stockholders
	Shares	Amount	Capital	Amount	Loss	Amount	Shares	Amount	Equity
Balance at December 31,2009	20,445	$24	$152,440	$4	$(153)	$(93,375)	3,485	$(17,310)	$41,630
Issuance of common stock upon exercise of stock options	130	-	159	-	-	-	-	-	159
Issuance of restricted common stock	76	-	-	-	-	-	-	-	-
Expiration of commons stock warrants	-	-	4	(4)	-	-	-	-	-
Stock-based compensation expense	-	-	3,781	-	-	-	-	-	3,781
Acquisition of treasury stock	(110)	-	-	-	-	-	110	(285)	(285)
Net loss	-	-	-	-	-	(15,550)	-	-	(15,550)
Unrealized loss on available for sale securities, net of tax	-	-	-	-	166	-	-	-	166
Balances, December 31, 2010	20,541	$24	$156,384	$-	$13	$(108,925)	3,595	$(17,595)	$29,901
Issuance of common stock upon exercise of stock options	31	-	35	-	-	-	-	-	35
Issuance of restricted common stock	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,661	-	-	-	-	-	1,661
Acquisition of treasury stock	(7)	-	-	-	-	-	7	(18)	(18)
Net loss	-	-	-	-	-	(9,731)	-	-	(9,731)
Unrealized loss on available for sale securities, net of tax	-	-	-	-	(16)	-	-	-	(16)
Balances, December 31, 2011	20,565	$24	$158,080	$-	$(3)	$(118,656)	3,602	$(17,613)	$21,832
Issuance of common stock upon exercise of stock options	120	-	144	-	-	-	-	-	144
Issuance of restricted common stock	15	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,206	-	-	-	-	-	1,206
Acquisition of treasury stock	(8)	-	-	-	-	-	8	(7)	(7)
Net loss	-	-	-	-	-	(9,678)	-	-	(9,678)
Unrealized gain on available for sale securities, net of tax	-	-	-	-	3	-	-	-	3
Balances, December 31, 2012	20,692	$24	$159,430	$-	$-	$(128,334)	3,610	$(17,620)	$13,500

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(9,678)	$(9,731)	$(15,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,807	1,952	2,198
Amortization of intangible assets	-	22	30
Stock-based compensation expense	1,179	1,610	3,672
Non-cash restructuring charges	3	59	-
Provision for doubtful accounts	(15)	(68)	74
Amortization (accretion) of short-term investment premium (discount)	44	164	626
Loss on disposal of property and equipment	11	127	120
Changes in operating assets and liabilities:
Accounts receivable	(272)	818	(430)
Prepaid expenses and other current assets	234	121	603
Other assets	(123)	19	119
Accounts payable	(273)	(1,179)	655
Accrued expenses and other current liabilities	(44)	(3,113)	(1,319)
Accrued restructuring charges, current portion	(29)	250	-
Other long-term liabilities	(189)	602	(148)
Net cash used in operating activities	(7,345)	(8,347)	(9,350)
Cash flows from investing activities:
Restricted cash	-	(110)	(280)
Purchases of short-term investments	-	(14,565)	(5,174)
Proceeds from maturity of short-term investments	9,460	23,582	4,163
Proceeds from sale of short-term investments	-	250	2,000
Purchases of property and equipment	(1,980)	(1,586)	(1,577)
Proceeds on property and equipment	15	-	-
Net cash provided by (used in) investing activities	7,495	7,571	(868)
Cash flows from financing activities:
Proceeds from stock option exercises	144	35	159
Acquisition of treasury stock	(7)	(18)	(285)
Net cash provided by (used in) financing activities	137	17	(126)
Net increase (decrease) in cash and cash equivalents	287	(759)	(10,344)
Cash and cash equivalents at beginning of period	12,634	13,393	23,737
Cash and cash equivalents at end of period	$12,921	$12,634	$13,393
Supplemental cash flow information
Non-cash investing and financing activities:
Cash paid for taxes	$53	$-	$-
Recognition of additional paid-in-capital from common stock warrants due to exercise or expiration of common stock warrants	$-	$-	$4
Stock-based compensation capitalized in internal-use-software and website development costs	$27	$51	$63

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

ZipRealty, Inc. (the “Company”), was incorporated in California in January 1999 and reincorporated in Delaware in August 2004. The Company provides an online marketing and sales system for residential real estate professionals. The Company’s owned-and-operated brokerages and its Powered by Zip network of third-party brokerages offer brokerage services through their agents, utilizing this system, to buyers and sellers in residential real estate transactions.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Effective for the year ended December 31, 2011, for income statement presentation purposes, amortization of internal-use software and website development costs was reclassified from cost of revenues to product development. Accordingly, $1,117,000 has been reclassified from cost of revenues to product development for the year ended December 31, 2010. Effective for the year ended December 31, 2012, for income statement presentation purposes, litigation settlement charges associated with our former employee model for our agents which has since been transitioned to an independent contractor model were reclassified from general and administrative to litigation settlement charges in the accompanying statement of operations. Accordingly, $878,000 has been reclassified from general and administrative to litigation settlement charges for the year ended December 31, 2011.

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

Revenue recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered, and collectability of the resulting receivable is reasonably assured.

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

Commission Revenue

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

Non-Commission Revenue

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

Cash and cash equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. At December 31, 2012 and 2011, $7,957,000 and $7,672,000, respectively, of money market funds, the fair value of which approximates cost, are included in cash and cash equivalents.

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

The Company deposits its cash, cash equivalents and short-term investments with financial institutions that management believes to be of high credit quality, and these deposits may on occasion exceed federally insured limits. At December 31, 2012, substantially all of the Company’s cash, cash equivalents, and short-term investments were managed, on behalf of the Company and, in accordance with its investment policy, by one financial institution. The fair values of these short-term investments are subject to fluctuations based on market prices.

The Company’s accounts receivable are derived from commissions earned which are due from escrow and other residential real estate transfer agents and from non-commission revenues including marketing agreements, advertising, lead referrals and other revenue. These accounts receivable are typically unsecured. Allowances for doubtful accounts are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for 10% or more of the accounts receivable at December 31, 2012 or 2011.

The Company derived 42%, 37% and 31% of its net transaction revenues during the years ended December 31, 2012, 2011 and 2010, respectively, in the State of California. No customer accounted for more than 10% of net revenues in 2012, 2011 or 2010.

 The Company generates leads for its agents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads is included in sales and marketing expenses. The Company’s largest third-party paid lead source, Google, generated approximately 33%, 22% and 20% of the Company’s leads in 2012, 2011 and 2010, respectively. Commission Junction, a competitor for online customer acquisition, generated 12% in 2012 and less than 10% in 2011 and 2010, respectively, while HomeGain, Inc., also competitor for online customer acquisition, generated less than 10% in 2012 and approximately 15% and 12% of the Company’s leads during 2011 and 2010, respectively.

Property and equipment

Property and equipment are stated at cost. Leasehold improvements are amortized on the straight-line basis over the shorter of the lease period or their estimated useful lives. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the property and equipment as follows:

Computer hardware and software	2 to 3 years
Furniture, fixtures and equipment	4 to 5 years
Leasehold improvements	Shorter of the lease period or estimated useful life

When assets are sold or retired, the cost and accumulated depreciation and amortization are eliminated from the accounts, and any resulting gains or losses are recorded in operations in the period realized. Maintenance and repairs are expensed as incurred. Expenditures that substantially increase an asset’s useful life or improve an asset’s functionality are capitalized.

Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over the shorter of the lease period or estimated useful life. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Deferred rent of $50,000, $45,833 and $86,000 was amortized as a reduction of rent expense in 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the deferred rent balance attributable to these incentives totaled $229,000 and $279,000, respectively.

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Through December 31, 2012, the Company has not recorded any charges for impairment of long-lived assets.

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

Internal-use software and website development costs

The Company accounts for its internal-use software and website development costs in accordance with the applicable accounting guidance. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are expensed as incurred except for the costs of fees paid for cancelable maintenance contracts for internal use software purchased from third-party vendors. The costs of these fees incurred during the operating phase are recognized on a ratable basis over the period of expected economic benefit, which generally coincides with the contractual service period. The planning stage ends when the functional specifications for a release are complete. Costs incurred relating to architecture design and coding that result in additional functionality are capitalized in the application and infrastructure stage. These costs principally relate to payroll costs for employees directly involved in the development process. Capitalized internal-use software costs, included in property and equipment, are amortized over the software’s useful life, which is generally estimated to be 24 months. Capitalized internal-use software and website development costs are amortized to product development. Costs incurred in connection with the research and development of the Company’s product and technology are expensed as incurred to product development.

The Company capitalized $1,304,072 and $1,297,000 in internal-use software costs during the years ended December 31, 2012 and 2011, respectively. Amortization expense totaled $1,156,000, $1,095,000 and $1,117,000 during the years ended December 31, 2012, 2011 and 2010, respectively. The amount of unamortized internal-use software costs at December 31, 2012 and 2011 was $1,329,000 and $1,289,000, respectively.

Advertising costs

The costs of advertising are expensed as incurred. Advertising expense was $181,000, $356,000, and $1,586,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Such expense is included in sales and marketing expense in the Company’s consolidated statements of operations.

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

Comprehensive loss

Comprehensive income (loss) is the sum of net income (loss) and unrealized gains (losses) on available-for-sale securities. Unrealized gains (losses) on investments are excluded from net income (loss) and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

Restructuring charges

In connection with the Company’s cost reduction initiatives, it records restructuring charges for employee termination costs, costs related to leased facilities to be abandoned or subleased, fixed asset impairments and other exit-related costs. Formal plans are developed and approved by management. Restructuring costs related to employee severance and related expenses are recorded when probable and estimable. Fixed assets impaired as a result of restructuring are typically accounted for as assets held for sale or abandoned. The recognition of restructuring charges requires the Company to make judgments and estimates regarding the nature, timing, and costs associated with the planned restructuring activity, including estimating sublease income and the fair value, less selling costs, of fixed assets being disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce or reverse the amount of liabilities already recorded. At the end of each reporting period, management evaluates the remaining accrued liabilities to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with the approved restructuring plan. In the event circumstances change and the provision is no longer required, the provision is reversed.

Litigation settlement charges

The Company is involved in legal proceedings on an ongoing basis. Based upon management’s evaluation and consultation with outside counsel handling its defense in these matters and an analysis of potential results, losses related to litigation are accrued if it is determined that a loss is probable and can be it reasonably estimated. If only a range of estimated losses can be determined, then we record an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we record the low end of the range. Any such accrual is charged to expense in the appropriate period. The Company records litigation defense expenses in the period in which the litigation services were provided and are included in the general and administrative line of the consolidated statements of operations.

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

Recent accounting pronouncements

 In December 2012, the FASB issued Accounting Standard Update (“ASU”) No. 2011-11,” Disclosure about Offsetting Assets and Liabilities”. ASU 2011-11 will require the Company to disclose information about offsetting related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. The new guidance is effective for the Company’s interim period ending March 3, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. The new guidance requires entities to present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively. The Company has adopted this guidance during the year ended December 31, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is an enhancement to current required disclosures.

2. BALANCE SHEET COMPONENTS

Restricted cash

The Company’s restricted cash balance at December 31, 2012 was $500,000 which serves as collateral to a commercial card agreement of $300,000 and a letter of credit issued as a security deposit in connection with a facility lease agreement of $200,000. The letter of credit expires in July 2013. The restricted cash balance at December 31, 2011 was $500,000 which served as collateral to a commercial card agreement of $300,000 and a letter of credit issued as a security deposit in connection with a facility lease agreement of $200,000.

Property and equipment, net

Property and equipment, net consisted of the following:

	Year Ended December 31,
	2012	2011
	(In thousands)
Computer hardware and software	$9,095	$8,637
Furniture, fixture and equipment	1,938	2,017
Leasehold improvements	1,656	1,552
	12,689	12,206
Less: accumulated depreciation and amortization	(10,302)	(9,995)
Property and equipment, net	$2,387	$2,211

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $1,807,000, $1,952,000 and $2,198,000, respectively.

Included in property and equipment at December 31, 2012 and 2011 is approximately $7,789,266 and $6,222,000, respectively, of fully depreciated property and equipment still in use.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	Year Ended, December 31
	2012	2011
	(In thousands)
Accrued compensation	$1,073	$1,357
Accrued agent commissions	1,423	1,253
Accrued marketing	863	635
Accrued litigation settlement	227	359
Accrued professional fees	188	230
Other accrued expenses	519	503
	$4,293	$4,337

Other long-term liabilities

Other long-term liabilities consisted of the following:

	Year Ended, December 31
	2012	2011
	(In thousands)
Deferred rent	$592	$602
Accrued restructuring	-	166
Other long term liabilities	-	13
	$592	$781

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

Short-term investments

At December 31, 2012 and 2011, the Company held the following short-term investments which were classified as available-for-sale securities, except for restricted cash, and were reported at fair value.

	Year Ended December 31, 2012				Year Ended December 31, 2011
	Gross	Gross	Gross	Estimated	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)
Money Market funds	$7,957	$-	$-	$7,957	$10,320	$-	$-	$10,320
Certificates of deposits	-	-	-	-	250	-	-	250
Corporate obligations	-	-	-	-	1,745	-	-	1,745
US Government sponsored obligations	-	-	-	-	4,861	-	(3)	4,858
Total	$7,957	$-	$-	$7,957	$17,176	$-	$(3)	$17,173

	Year December 31,
	2012	2011
	(In thousands)
Recorded as:
Cash equivalents	$7,957	$7,672
Short-term investments	-	9,501
Total	$7,957	$17,173

At December 31, 2012 and 2011, the Company did not have any investments with a significant unrealized loss position. The Company evaluates its investments periodically for possible other-than-temporary impairment and records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The Company considers various factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The evaluation of asset-backed securities involves many factors including, but not limited to, lien position, loan to value ratios, fixed vs. variable rate, amount of collateralization, delinquency rates, credit support, and servicer and originator quality. Based on its evaluation, the Company determined that no impairment charge on investments needs to be recorded in the years ended December 31, 2012, 2011 and 2010. The factors evaluated in this determination may change and an impairment charge may be recorded in the future

All of the investments held by the Company at December 31, 2012 mature within one year or less.

Fair value measurements

The Company follows the fair value hierarchy, established by the accounting standard related to fair value measurement, to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority. The levels are as follows:

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At December 31, 2012 and 2011, there were no liabilities within the scope of the accounting standards. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio.

At December 31, 2012 and 2011, the Company’s available-for-sale short-term investments, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	Year Ended December 31, 2012				Year Ended December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money Market funds	$7,957	$-	$-	$7,957	$10,320	$-	$-	$10,320
Certificates of deposits	-	-	-	-	-	250	-	250
Corporate obligations	-	-	-	-	-	1,745	-	1,745
US Government sponsored obligations	-	-	-	-	-	4,858	-	4,858
Total	$7,957	$-	$-	$7,957	$10,320	$6,853	$-	$17,173

4. NET (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Year Ended December 31, 2012
	2012	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss	$(9,678)	$(9,731)	$(15,550)
Denominator:
Weighted average common shares outstanding; basic and diluted	20,641	20,543	20,510
Net loss per share; basic and diluted:	$(0.47)	$(0.47)	$(0.76)

The following weighted-average outstanding options, warrants and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Options to purchase common stock	4,809	4,424	4,435
Warrants to purchase common stock	-	-	2
Nonvested common stock	20	29	138
Total	4,829	4,453	4,575

5. INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended December 31, 2012
	2012	2011	2010
	(In thousands)
Current:
Federal	$-	$-	$-
State	106	-	-
	106	-	-
Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
Total provision for (benefit from) income taxes	$106	$-	$-

The tax provision expense for the year ended December 31, 2012 related to Texas state income taxes. The Company incurred operating losses during 2012 and has maintained a valuation allowance equal to the net deferred tax asset. There is no provision (benefit) for federal or state income taxes for the tax year ended December 31, 2011 and 2010 due to the operating losses occurred during those years and a full valuation allowance against the net deferred assets.

The difference between the Company’s effective income tax rate and federal statutory rate consisted of the following:

	Year Ended December 31, 2012
	2012	2011	2010
Statutory federal tax rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	-1.10%	0.00%	0.00%
Federal NOL carryback	0.00%	0.00%	0.00%
Stock options	-0.97%	-2.27%	-2.13%
Change in valuation allowance	-33.01%	-31.70%	-31.86%
Other, net	-0.02%	-0.03%	-0.01%
Total	-1.10%	0.00%	0.00%

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2012	2011
	(In thousands)
Deferred tax assets
Net operating loss carryforward	$37,664	$35,743
Stock Based Compensation	3,580	3,338
Fixed assets and Intangibles	1,043	1,252
Allowance and accruals	804	949
Credits	23	23
Total gross deferred tax assets	43,114	41,305
Less: valuation allowance	(43,114)	(41,305)
Net deferred tax assets	$-	$-

The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at December 31, 2012 and 2011. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including cumulative losses in recent years and management’s expectations for the future.

At December 31, 2012, the Company had approximately $109.3 million of federal and $65.8 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2019 for federal and 2013 for state tax purposes, respectively.

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

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of December 31, 2012. The Company is subject to taxation from the United States and various state jurisdictions. Due to the unutilized losses carried forward from earlier years, our tax years 1999-2003 and 2006-2012 are generally open to exam.

6. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through July 2017. The terms of the lease agreements provide for renewal options and escalation clauses. The Company amended the operating lease for its headquarters during July 2011, which extends the previous lease term through July 2017. Future gross and net lease commitments under non-cancelable operating leases at December 31, 2012 were as follows, in thousands:

	Gross
	Operating		Net Operating
	Lease	Sublease	Lease
	Commitments	Income	Commitments
	(In thousands)
Year ending December 31,
2013	$1,747	$(3)	$1,744
2014	1,390	-	1,390
2015	1,141	-	1,141
2016	888	-	888
2017	419	-	419
Total minimum lease payments	$5,585	$(3)	$5,582

Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $2,007,000, $2,331,000 and $2,858,000, respectively.

Legal proceedings

On September 26, 2011, the Division of Labor Standard Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. On September 28, 2012, the Company entered into a settlement Agreement and General Release (the “Agreement”) with the DLSE concerning the complaint. Pursuant to the Agreement the Company paid $0.2 million to the DLSE for attorneys’ fees and costs, and $4.8 million into a trust for disbursement to former employees as back wages. The Company will pay the employer’s share of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which totaled $0.8 million in 2012, and which could total an additional $0.2 million if all remaining former employee claimants participate. A liability and corresponding expense for this additional $0.2 million of employer taxes and administrative fees have not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release claim against the Company. The Agreement also includes a full release by the DLSE from further liability on this issue. On October 12, 2012, the Court dismissed the entire action, with prejudice, against the defendants.

On March 26, 2010, the Company was named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al., by plaintiff, Smarter Agent LLC. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. The US Patent Office is currently examining the patent issue. After completing investigation of this matter, the Company does not currently believe that it has infringed on any patent, or that have any liability for the claims alleged, and, thus, intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 17, 2012, two real estate sales agents formerly employed by the Company, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against it in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerns the Company’s compensation practices nationwide regarding its real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime as required by federal law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On April 2, 2012, the Company filed an answer denying these allegations as the Company believe that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” under the Federal Fair Labor Standards Act, and thus, believe that this claim is without merit. In addition to the federal law allegations, the complaint alleges violation of the Arizona Minimum Wage law. The Company intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 29, 2012, one real estate agent formerly employed by the Company, on behalf of herself and all other similarly situated individuals, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc. concerning the Company’s compensation practices regarding real estate agents in California. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime.  On April 2, 2012, the Company filed an answer denying these allegations as the sales agents, whose duties consisted exclusively of selling residential real estate, were properly classified as “Outside Salespersons” and were compensated accordingly in full compliance with California law.  Additionally, the Company filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which we alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled receive under her employment agreement. Accordingly, the Company believes Ms. Adewumni’s claim is without merit and, thus, intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

 On January 11, 2013, the Company was named as a defendant in a lawsuit filed in the United State District Court for the Eastern District of Texas, Arczar LLC v. ZipRealty, Inc., by plaintiff Arczar LLC. The complaint alleges that Ziprealty’s mobile device application has infringed on a patent owned by Arczar relating to computer vision system technology and seeks unspecified damages and other equitable relief. After completing the initial investigation of this matter, the Company did not infringe the patent, nor any liability for the claims alleged. The Company intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation authorizes 5,000,000 shares of preferred stock, $0.001 par value. At December 31, 2012 and 2011, there were no shares issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes 100,000,000 shares of common stock, $0.001 par value. At December 31, 2012 and 2011, there were 24,302,749 and 24,167,563 shares issued and 20,692,558 and 20,565,157 shares outstanding, respectively.

Treasury Stock

During the years ended December 31, 2012 and 2011, the Company repurchased approximately 6,000 and 6,000 shares of its common stock for approximately $7,000 and $18,000, respectively, to cover tax withholding obligations. These shares were repurchased in connection with the net share settlement provision of its Restricted Stock Award Agreement upon the vesting of restricted stock during the periods. During the years ended December 31, 2012 and 2011, there were approximately 2,000 and 1,000 shares, respectively, of restricted stock forfeited and transferred to treasury stock.

8. STOCK-BASED COMPENSATION

Stock Option Plans

The Company maintains two Board of Directors (“BOD”) approved stock plans, the 1999 Stock Option Plan (“1999 Plan”) and the 2004 Equity Incentive Plan (“2004 Plan”), both of which are collectively referred to as the “Stock Plans.” The Stock Plans provide for the granting of stock options to employees and consultants of the Company. Options granted under the Stock Plans may be either incentive stock options or nonstatutory stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options (“NSO”) may be granted to Company employees and consultants. Following the Company’s initial public offering, any shares that were reserved but not issued under the 1999 Plan were made available under the 2004 Plan, and any shares that would have otherwise returned to the 1999 Plan are made available for issuance under the 2004 Plan. The Company has reserved approximately 2,939,000 shares of common stock for future issuance under the Stock Plans. The 2004 Plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the BOD. The 2004 Equity Incentive Plan also allows for the issuance of restricted stock. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding.

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

Other Stock Options

The BOD approved the registration of 325,000 and 130,000 shares of common stock underlying options issued outside the Company’s Stock Plans in December 2008 and September 2007, respectively. These nonstatutory stock options (“NSO”) were granted in connection with employment of executives with the Company and vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with the Company on the date of vest. These options were granted for a term of ten years.

Valuation Assumptions and Stock-based Compensation Expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility was based on the historical volatility of the Company’s common stock for the years ended December 31, 2012 and 2011 and on the historical volatility of the Company’s common stock and consideration of other relevant factors such as the volatility of guideline companies for the year ended December 31, 2010. The expected life of options granted during the years ended December 31, 2012, 2011 and 2010 was estimated by taking the average of the vesting term and the contractual term of the option as provided by the applicable accounting guidance.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Year Ended December 31, 2012
	2012	2011	2010
Expected volatility	49-51%	46-49%	46-48%
Risk-free interest rate	0.7-1.2%	1.1-2.7%	1.4-2.7%
Expected life (years)	5.5-6.1	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the period	$0.66	$1.33	$1.86

Stock-based compensation expense was as follows:

	Year Ended December 31, 2012
	2012	2011	2010
	(In thousands)
Cost of revenues	$156	$43	$305
Product development	73	318	417
Sales and marketing	197	425	923
General and administrative	673	824	2,027
Restructuring charges, net	80	-	-
Total stock-based compensation expense	1,179	1,610	3,672
Tax effect on stock-based compensation expense	-	-	-
Net effect on net loss	$1,179	$1,610	$3,672

The Company recognized approximately $80,000 and $126,000 of stock-based compensation expense for the years ended December 31, 2012 and 2010, respectively, for stock option modifications in connection with the departure of the Company’s former Chief Financial Officer in 2012 and for stock option and restricted stock modifications in connection with the departure of the Company’s former Chief Executive Officer and President and two other officers in 2010.

The Company utilizes the hosted services of a third-party to automate the administration of its employee equity programs and calculate its stock-based compensation expense. The Company noted that stock-based compensation expense was incorrectly calculated and recorded an immaterial correction of an error of $246,000 relating to prior periods during the year ended December 31, 2010.

The accounting guidance requires that forfeitures be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of December 31, 2012, there was $2.0 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining period of 2.2 years. As of December 31, 2012, there was $40,000 of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining period of 0.9 years.

Stock Option Activity

A summary of the Company’s stock option activity for the periods indicated is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2009	4,195	$4.00	6.97	$2,495
Options granted	1,064	3.96
Options exercised	(130)	1.22
Options forfeited/cancelled/expired	(932)	4.00
Outstanding at December 31, 2010	4,197	4.08	6.60	383
Options granted	777	2.80
Options exercised	(31)	1.10
Options forfeited/cancelled/expired	(780)	4.03
Outstanding at December 31, 2011	4,163	3.87	6.01	20
Options granted	1,767	1.41
Options exercised	(120)	1.20
Options forfeited/cancelled/expired	(713)	3.30
Outstanding at December 31, 2012	5,097	$3.16	6.15	$2,614
Vested and expected to vest at December 31, 2012	4,990	$3.19	6.08	$2,488
Exercisable at December 31, 2012	2,902	$4.21	3.98	$125

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.80 on December 31, 2012, and the exercise price for the options that were in-the-money at December 31, 2012. The total number of in-the-money options exercisable as of December 31, 2012 was 481,000. Total intrinsic value of options exercised was $70,000, $44,000 and $238,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Restricted stock awards generally vest in 24 months or less, contingent upon employment with the Company on the date of vest. Stock-based compensation expense related to restricted stock for the years ended December 31, 2012, 2011 and 2010 was $(1,000), $78,000 and $526,000, respectively.

A summary of the Company’s nonvested restricted stock for the periods indicated is as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
	(In thousands)
Nonvested at December 31, 2009	225	$4.29
Shares granted	76	4.74
Shares vested	(219)	3.99
Shares forfeited	(33)	6.43
Nonvested at December 31, 2010	49	4.90
Shares granted	-	-
Shares vested	(25)	4.90
Shares forfeited	(1)	4.90
Nonvested at December 31, 2011	23	4.90
Shares granted	15	2.87
Shares vested	(21)	4.90
Shares forfeited	(2)	4.90
Nonvested at December 31, 2012	15	$2.87

9. EMPLOYEE BENEFIT PLAN

 The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The Company is not required to contribute to the plan, however, beginning January 1, 2006 the Company elected to match 25% of the first employee contributions to the plan of up to 4% of pay. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $67,000, $82,000, and $206,000, respectively, and such amounts are included as an expense in the Company’s consolidated statements of operations in the associated employees functional department.

10. RESTRUCTURING CHARGES

During January 2011, the Company implemented a cost reduction initiative, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges include employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. For the year ended December 31, 2012, restructuring charges were comprised of the following:

	Year Ended December 31,
	2012	2011
	(In thousands)
Employee severance and related expenses	$1,611	$1,450
Lease obligations and other exit costs	75	830
Non-cash charges	(80)	59
Total	$1,606	$2,339

The activity accrued restructuring charges for the year ended December 31, 2012 was as follows:

	Balance as of December 31,			Non-cash	Balance as of December 31,	Total Charges to date as of December 31,
	2011	Charges	Payments	Adjustment	2012	2012
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$-	$1,595	$(1,488)	$(80)	$27	$1,531
Lease obligation and other exit costs	-	90	(109)	63	44	75
	-	1,685	(1,597)	(17)	71	1,606
2011 Restructuring Plan
Employee severance and related expenses	39	1	(40)	-	-	1,450
Lease obligation and other exit costs	377	-	(224)	(3)	150	830
Non-cash charges	-	-	-	-	-	59
	416	1	(264)	(3)	150	2,339
Total	$416	$1,686	$(1,861)	$(20)	$221	$3,945

The activity accrued restructuring charges for the year ended December 31, 2011 was as follows:

	Balance as of December 31,			Non-cash		Balance as of December 31,	Total Charges to date as of December 31,
	2010	Charges	Payments	Adjustment	Adjustment	2011	2011
	(In thousands)
2011 Restructuring Plan
Employee severance and related expenses	-	1,468	(1,411)	-	(18)	39	1,450
Lease obligation and other exit costs	-	879	(453)	(59)	10	377	830
Non-cash adjustments	-	-	-	-	-	-	59
	-	2,347	(1,864)	(59)	(8)	416	2,339
Total	$-	$2,347	$(1,864)	$(59)	$(8)	$416	$2,339

Accrued restructuring charges as of December 31, 2012 and 2011 relates primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations, which extend to 2016. Accrued restructuring charges were included in the Company’s consolidated balance sheet as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Accrued restructuring charges (current liabilities)	$221	$250
Other long-term liabilities	-	166
Total accrued restructuring charges	$221	$416

11. UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2012. This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Year ended December 31, 2012
Net revenue	$17,692	$19,767	$20,288	$16,073
Cost of revenue	10,056	11,171	11,098	8,336
Income (loss) from operations	(1,893)	(4,946)	309	(3,064)
Net income (loss)	(1,995)	(4,940)	314	(3,057)
Net income (loss) per share:
Basic	$(0.10)	$(0.24)	$0.02	$(0.15)
Diluted	$(0.10)	$(0.24)	$0.02	$(0.15)
Weighted average common shares outstanding:
Basic	20,659	20,637	20,650	20,573
Diluted	20,659	20,637	20,663	20,573

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Year ended December 31, 2011
Net revenue	$18,522	$23,307	$23,575	$19,745
Cost of revenue	9,781	12,672	12,597	10,707
Loss from operations	(2,010)	(853)	(987)	(5,939)
Net loss	(2,003)	(845)	(972)	(5,911)
Net loss per share:
Basic	$(0.10)	$(0.04)	$(0.05)	$(0.29)
Diluted	$(0.10)	$(0.04)	$(0.05)	$(0.29)
Weighted average common shares outstanding:
Basic	20,542	20,534	20,549	20,494
Diluted	20,542	20,534	20,549	20,494

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2012, 2011 and 2010.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. As a smaller reporting company we are not required to include an attestation report of our independent registered public accounting firm.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information:

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance:

Executive officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this report. That information can be found under the caption, “Executive Officers.”

Directors

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption, “Directors.”

Section 16(a) beneficial ownership reporting compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Corporate governance

The information required by this item with respect to corporate governance is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption, “Board Committees — Audit Committee.”

Item 11. Executive Compensation:

The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption, “Compensation and Other Information Concerning Officers.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.”

Equity compensation plan information

The following table provides information as of December 31, 2012 about our common stock that may be issued upon the exercise of options, warrants and rights awarded under our stockholder-approved plans (our 1999 Stock Option Plan and 2004 Equity Incentive Plan). The following table also provides such information concerning two options awarded outside of our equity plans, pursuant to NASDAQ Marketplace Rule 5635(c)(4), to new executives as an inducement material to acceptance of employment with us. The SVP Sales Grant (made on September 13, 2007 for 130,000 shares) and CFO Grant (made on December 11, 2008 for 325,000 shares) were each made at the respective exercise price set forth below, which was the closing price of our common stock on the respective grant date, and were structured to vest as to 25% on the first anniversary of the date of employment and thereafter at the rate of 1/48 per month on the first of each month, provided the respective executive remained in a service relationship with us. The CFO Grant terminates twelve months after such executive ceases to be a service provider to us, while the SVP Sales Grant terminates July 20, 2013, pursuant to a severance agreement entered into with that executive. These two grants are subject to the standard terms applicable to the Company’s other option grants.

			Number of Securities
	Number of		Available for
	Securities to be		Issuance Under
	Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in the First Column)
Plan Name and Type	(In thousands)		(In thousands)
Equity compensation plans approved by stockholders
1999 Stock Option Plan	55	$6.98	—
2004 Equity Incentive Plan	4,587	$3.06	2,939
Equity compensation not approved by stockholders
SVP Sales Grant	130	$6.68	—
CFO Grant	325	$2.56	—
Total	5,097	$3.16	2,939

Item 13. Certain Relationships and Related Transactions, and Director Independence:

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders,” and “Director Independence.”

Item 14. Principal Accountant Fees and Services:

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption, “Proposal 2 — Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedule:

(a) Documents filed with this report:

1. Financial Statements.

The following financial statements and related reports of Independent Registered Public Accounting Firms are incorporated in Item 8 of this report:

•	Reports of independent Registered Public Accounting Firms

•	Consolidated Balance Sheets at December 31, 2012 and 2011

•	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Notes Consolidated Financial Statements.

 2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2012.

The following financial statement schedule of ZipRealty, Inc. for each of the past three years in the period ended December 31, 2012 should be read in conjunction with the Consolidated Financial Statements of ZipRealty, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance
	Beginning of	Costs and		at End
	Year	Expenses	Deductions	of Year
Description	(In thousands)
Fiscal year ended December 31, 2010
Provision for Doubtful Accounts	29	88	14	103
Deferred Tax Asset Valuation	32,091	5,982	—	38,073
Fiscal year ended December 31, 2011
Provisions for Doubtful Accounts	103	73	141	35
Deferred Tax Asset Valuation	38,073	3,232	—	41,305
Fiscal year ended December 31, 2012
Provisions for Doubtful Accounts	35	—	20	15
Deferred Tax Asset Valuation	41,305	1,809	—	43,114

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
Eric L. Mersch
Chief Financial Officer

Date: March 13, 2013

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles C. Baker and Eric L. Mersch, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles C. Baker	Chief Executive Officer, President and Director	March 13, 2013
Charles C. Baker	(Principal Executive Officer)

/s/ Eric L. Mersch	Chief Financial	March 13, 2013
Eric L. Mersch	Officer

/s/ Donald F. Wood	Chairman of the Board of Directors	March 13, 2013
Donald F. Wood

/s/ Elisabeth H. DeMarse	Director	March 13, 2013
Elisabeth H. DeMarse

/s/ Robert C. Kagle	Director	March 13, 2013
Robert C. Kagle

/s/ Stanley M. Koonce, Jr.	Director	March 13, 2013
Stanley M. Koonce, Jr.

/s/ Gary A. Wetsel	Director	March 13, 2013
Gary A. Wetsel

Exhibit Index

Exhibit
Number	Description
3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 12, 2008

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Form of Director and Executive Officer Indemnification Agreement, revised May 2010

10.2(2)*	1999 Stock Option Plan

10.3(2)*	2004 Equity Incentive Plan

10.3(a)(4)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan

10.3(a)(5)*	First Amendment under 2004 Equity Incentive Plan

10.4(6)*	Form of Change of Control Agreement

10.4(7)*	Director Compensation Policy

10.5a(5)	Director Compensation Policy, revised March 8, 2012

10.6(2)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(a)(2)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(b)(8)	Third Amendment dated November 30, 2005 to Office Lease Agreement between ZipRealty, Inc. and CA-Emeryville Properties Limited Partnership (as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10.6(c)(9)	Fourth Amendment dated as of July 29, 2011 to Office Lease Agreement between ZipRealty, Inc. and Emeryville Office, L.L.C. (as successor in interest to CA-Emeryville Properties Limited Partnership, as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10.7(10)*	Management Incentive Plan- Fiscal Year 2011

10.8(11)*	Management Incentive Plan- Fiscal Year 2012

10.9(12)*	Management Incentive Plan — Fiscal Year 2013

10.11(13)*	Employment Agreement with Charles C. Baker dated October 14, 2010

10.12(14)*	Offer Letter of Eric L. Mersch effective April 9, 2012

10.13(15)*	Offer Letter of Franklin V. (Van) Davis effective May 7, 2012

10. 14(16)*	Separation Agreement and General Release with David A. Rector

10.15(17)	Settlement Agreement and General Release dated September 28, 2012, with the Division of Labor Standards Enforcement, Department of Industrial Relations, State of California

10.15(18)*	Consulting Agreement with Genni Combes dated as of January 21, 2013

16.1(19)*	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant

23.1	Consent of independent registered public accounting firm

23.2	Consent of independent registered public accounting firm

24.1	Power of Attorney (see signature page)

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) filed with the Securities and Exchange Commission on August 4, 2010.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 28, 2005.

(5)	Incorporated by reference to Exhibit 10.4(a) to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 13, 2012

(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2011.

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 111-51002) filed with the Securities and Exchange Commission on June 19, 2007.

(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 6, 2005.

(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2012

(10)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2011.

(11)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (file No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2012.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on March 6, 2013.

(13)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (file No. 000-51002) filed with the Securities and Exchange Commission on October 14, 2010.

(14)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q (file No. 000-51002) filed with the Securities and Exchange Commission on May 11, 2012.

(15)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on May 8, 2012.

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on August 22, 2012.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on October 1, 2012.

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on January 24, 2013.

(19)	Incorporated by to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on April 4, 2012.

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

