Form 10-Q
period 2013-03-31
ZIPREALTY INC
filed 2013-05-10
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

We had 20,820,518 shares of common stock outstanding at May 1, 2013.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2012, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report or in materials incorporated herein by reference.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,967	$12,921
Accounts receivable, net of allowance of $15 and $15, respectively	1,340	1,496
Prepaid expenses and other current assets	1,613	1,763
Total current assets	13,920	16,180
Restricted cash	500	500
Property and equipment, net	2,675	2,387
Other assets	341	362
Total assets	$17,436	$19,429
LIABLITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$562	$823
Accrued expenses and other current liabilities	4,237	4,293
Accrued restructuring charges, current portion	148	221
Total current liabilities	4,947	5,337
Other long-term liabilities	574	592
Total liabilities	5,521	5,929
Commitment and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized: 24,403 and
24,303 shares issued and 20,793 and 20,692 outstanding, respectively	24	24
Additional paid-in capital	160,013	159,430
Accumulated deficit	(130,502)	(128,334)
Treasury stock, at cost: 3,610 and 3,610 shares, respectively	(17,620)	(17,620)
Total stockholders' equity	11,915	13,500

Total liabilities and stockholders' equity	$17,436	$19,429

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Net revenues	$15,392	$16,073
Operating costs and expenses:
Cost of revenues	8,703	8,336
Product development (1)	1,847	1,802
Sales and marketing	5,026	5,831
General and administrative	1,835	2,106
Litigation settlement charges (Note 7)	78	-
Restructuring charges, net	57	1,062
Total operating costs and expenses	17,546	19,137
Loss from operations	(2,154)	(3,064)
Interest income	2	7
Loss before income taxes	(2,152)	(3,057)
Provision for income taxes	16	-
Net loss	$(2,168)	$(3,057)
Net loss per share:
Basic and diluted	$(0.10)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	20,735	20,573

(1) Amortization of internal-use software and website development costs included in product development	317	285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Comprehensive Loss:
Net loss	$(2,168)	$(3,057)
Change in accumulated unrealized gain on available-for-sale securities, net of tax	-	3
Comprehensive loss	$(2,168)	$(3,054)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,168)	$(3,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478	437
Stock-based compensation expense	269	224
Non-cash restructuring charges	-	2
Provision for doubtful accounts	5	(7)
Amortization of short-term investment premium	-	21
Loss on disposal of property and equipment	-	6
Changes in operating assets and liabilities:
Accounts receivable	151	(207)
Prepaid expenses and other current assets	147	226
Other assets	21	62
Accounts payable	(261)	(412)
Accrued expenses and other current liabilities	(56)	(709)
Accrued restructuring charges	(73)	276
Other long-term liabilities	(18)	(59)
Net cash used in operating activities	(1,505)	(3,197)
Cash flows from investing activities:
Purchases of short-term investments	-	2,000
Purchases of property and equipment	(752)	(429)
Net cash provided by (used in) investing activities	(752)	1,571
Cash flows from financing activities:
Proceeds from stock option exercises	303	62
Net cash provided by financing activities	303	62
Net decrease in cash and cash equivalents	(1,954)	(1,564)
Cash and cash equivalents at beginning of period	12,921	12,634
Cash and cash equivalents at end of period	$10,967	$11,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2013 and 2012 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. The Company’s historical quarterly operations have been additionally impacted in recent years as a result of economic conditions and government programs that altered home buyer behavior. Net transaction revenues during the three months ended March 31, 2012 and 2011 accounted for approximately 24.0% and 23.0% of annual net transaction revenues for the years ended December 31, 2012 and 2011, respectively.

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

2. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Computer hardware and software	$9,617	$9,095
Furniture, fixture and equipment	1,938	1,938
Leasehold improvements	1,897	1,656
Total	13,452	12,689
Less: accumulated depreciation and amortization	(10,777)	(10,302)
Total property and equipment, net	$2,675	$2,387

Depreciation and amortization expense for the quarter ended March 31, 2013 and March 31, 2012 was approximately $478,000 and $437,000, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Accrued compensation	$1,197	$1,073
Accrued agent commissions	1,252	1,423
Accrued marketing	735	863
Accrued litigation settlement	206	227
Accrued professional fees	203	188
Other accrued expenses	644	519
Total accrued expenses and other current liabilities	$4,237	$4,293

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At March 31, 2013 and December 31, 2012, the Company’s cash equivalents were invested in money market funds. The table below sets forth the fair value of the Company’s financial assets:

	March 31, 2013				December 31, 2012
	Gross	Gross	Gross	Estimated	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)
Money market funds	$7,958	$-	$-	$7,958	$7,957	$-	$-	$7,957
Total	$7,958	$-	$-	$7,958	$7,957	$-	$-	$7,957

	March 31,	December 31,
	2013	2012
Recorded as:	(In thousands)
Cash equivalents	$7,958	$7,957
Total	$7,958	$7,957

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds. At March 31, 2013 and December 31, 2012, there were no liabilities recorded at fair value. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The Company did not have any Level 2 and Level 3 financial assets at March 31, 2013 and at December 31, 2012. The Company utilizes a pricing service to assist in obtaining fair value pricing for its investment portfolio.

At December 31, 2012 and March 31, 2013, the Company’s cash equivalents amounting to $8.0 million, were invested in money market funds and were measured at fair value on a recurring basis, using Level 1 inputs within the fair value hierarchy.

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$7,958	$-	$-	$7,958	$7,957	$-	$-	$7,957
Total	$7,958	$-	$-	$7,958	$7,957	$-	$-	$7,957

4. NET LOSS PER SHARE

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net loss	$(2,168)	$(3,057)
Denominator:
Weighted average common shares outstanding; basic and diluted	20,735	20,573
Net loss per share; basic and diluted:	$(0.10)	$(0.15)

The following weighted-average outstanding options and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Options to purchase common stock	5,278	4,284
Nonvested common stock	15	20
Total	5,293	4,304

5. STOCK-BASED COMPENSATION

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted during the three months ended March 31, 2013 and 2012 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended March 31,
	2013	2012
Expected volatility	51%	49%
Risk-free interest rate	1.0%	0.9-1.2%
Expected life (years)	6.1	5.5-6.1
Expected dividend yield	0%	0%
Weighted-average fair value per share of options granted	$1.88	$0.58

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cost of revenues	$66	$15
Product development	23	20
Sales and marketing	9	26
General and administrative	171	163
Total stock-based compensation expense	$269	$224

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of March 31, 2013, there was $3.1 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average remaining recognition period of 2.8 years. As of March 31, 2013, there was $29,000 of unrecorded stock-based compensation related to unvested restricted stock, which is expected to be recognized over a weighted average remaining recognition period of 0.7 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life ( Years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	5,097	$3.16	6.15	$2,614
Options granted	875	3.84
Options exercised	(100)	3.02
Options forfeited/cancelled/expired	(81)	4.59
Outstanding at March 31, 2013	5,791	$3.25	6.66	$5,237
Exercisable at March 31, 2013	3,381	$3.70	4.87	$2,500

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

The Company granted options for 183,000 shares during the three months ended March 31, 2012 that provide accelerated vesting if the Company’s closing stock price is equal to or greater than $5.00 per share for a period of 120 consecutive days and granted options for 183,000 shares that provided for vesting in full if the Company achieves adjusted EBITDA profitability for the year ended December 31, 2012, which was achieved.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.65 on March 28, 2013, and the exercise price for the options that were in-the-money at March 31, 2013. The total number of in-the-money options exercisable as of March 31, 2013 was 2,267,000. Total intrinsic value of options exercised was $54,000 and $17,000 for the three months ended March 31, 2013 and 2012, respectively. The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three months ended March 31, 2013 and 2012 was $11,000 and ($3,000), respectively. As of December 31, 2012 and March 31, 2013, the Company has 15,000 shares of nonvested restricted stock awards.

6. INCOME TAXES

The Company currently forecasts losses for the year. Since these losses are not benefitted, they are not included in the effective tax rate calculation. The tax provision is comprised of Texas margin tax and other state minimum taxes and is recorded ratably in the interim period.

The Company maintains that a full valuation allowance should be maintained for its net deferred tax assets at March 31, 2013. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

7. LEGAL SETTLEMENT CHARGES

On September 26, 2011, the Division of Labor Standard Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. On September 28, 2012, the Company entered into a settlement Agreement and General Release (the “Agreement”) with the DLSE concerning the complaint. Pursuant to the Agreement the Company paid $0.2 million to the DLSE for attorneys’ fees and costs, and $4.8 million into a trust for disbursement to former employees as back wages. The Company will pay the employer’s share of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which totaled $0.8 million during the year ended December 31, 2012 and $0.1 million in the three months ended March 31, 2013, and which could total an additional $0.1 million if all remaining former employee claimants participate. A liability and corresponding expense for this additional $0.1 million of employer taxes and administrative fees have not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release claim against the Company. The Agreement also includes a full release by the DLSE from further liability on this issue. On October 12, 2012, the Court dismissed the entire action, with prejudice, against the defendants.

8. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through July 2017. The terms of the lease agreements provide for renewal options and escalation clauses. Future gross and net lease commitments under non-cancelable operating leases at March 31, 2013 were as follows, in thousands:

	Gross
	Operating		Net Operating
	Lease	Sublease	Lease
	Commitments	Income	Commitments
	(In thousands)
Remainder of 2013	$1,307	$(40)	$1,267
2014	1,439	(41)	1,398
2015	1,191	(43)	1,148
2016	941	(44)	897
2017	473	(34)	439
2018	37	-	37
Total minimum lease payments	$5,388	$(202)	$5,186

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

On February 17, 2012, two real estate sales agents formerly employed by the Company, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against the Company in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerns the Company’s compensation practices nationwide regarding its real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime as required by federal law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On April 2, 2012, the Company filed an answer denying these allegations because the Company believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “outside salespersons” under the Federal Fair Labor Standards Act and, thus, the Company believes that this claim is without merit. In addition to the federal law allegations, the complaint alleges violation of the Arizona Minimum Wage law. The Company intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 29, 2012, one real estate agent formerly employed by the Company, on behalf of herself and all other similarly situated individuals, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc., concerning the Company’s compensation practices regarding real estate agents in California. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime.  On April 2, 2012, the Company filed an answer denying these allegations because it believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “outside salespersons” and were compensated accordingly in full compliance with California law.  Additionally, the Company filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which the Company alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled receive under her employment agreement. Accordingly, the Company believes Ms. Adewumni’s claim is without merit and, thus, it intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

 On January 11, 2013, the Company was named as a defendant in a lawsuit filed in the United State District Court for the Eastern District of Texas, Arczar LLC v. ZipRealty, Inc. The complaint alleges that the Company’s mobile device application has infringed on a patent owned by Arczar relating to computer vision system technology and seeks unspecified damages and other equitable relief. After completing the initial investigation of this matter, the Company does not believe that it has infringed the patent, or that it has any liability for the claims alleged. The Company intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

The Company is not currently subject to any other material legal proceedings. From time to time the Company has been, and it currently is, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to the Company, and it believes that the resolution of these proceedings will not have a material adverse effect on its business, financial position, results of operations or cash flows. A reasonably possible loss in excess of amounts accrued is not significant to the financial statements.

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

9. RESTRUCTURING CHARGES, NET

2012 Restructuring Plan

During February 2012, the Company announced a restructuring, including a work force realignment to more appropriately allocate resources to its key strategic initiatives. The workforce realignment involved investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that did not support its strategic priorities. During March 2012, the Company announced the transition of its owned-and-operated brokerage office in Salt Lake City to a third-party brokerage joining the Company’s Powered by Zip network. The Company recorded restructuring charges of approximately $ 0.1 million related to the 2012 Restructuring Plan during the three months ended March 31, 2013.

2011 Restructuring Plan

During January 2011, the Company announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. As of March 31, 2013, the Company has recorded the majority of the cost of this restructuring. Accrued 2011 Restructuring Plan charges as of March 31, 2013 relate primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations through the third quarter of 2013.

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the three months ended March 31, 2013:

	Balance as of December 31,			Balance as of March 31,	Total charges to date as of March 31,
	2012	Charges	Payments	2013	2013
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$27	$57	$(83)	$1	$1,588
Lease obligation and other exit costs	44	-	(6)	38	75
	71	57	(89)	39	1,663

2011 Restructuring Plan
Employee severance and related expenses	-	-	-	-	1,450
Lease obligation and other exit costs	150	-	(41)	109	830
Non-cash charges	-	-	-	-	59
	150	-	(41)	109	2,339
Total	$221	$57	$(130)	$148	$4,002

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the three months ended March 31, 2012:

	Balance as of December 31,			Balance as of March 31,	Total charges to date as of March 31,
	2011	Charges	Payments	2012	2012
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$-	$1,031	$(801)	$230	$1,031
Lease obligation and other exit costs	-	28	-	28	28
Non-cash charges	-	2	(2)	-	2
	-	1,061	(803)	258	1,061

2011 Restructuring Plan
Employee severance and related expenses	39	1	(40)	-	1,451
Lease obligation and other exit costs	377	-	(68)	309	830
Non-cash charges	-	-	-	-	59
	416	1	(108)	309	2,340
Total	$416	$1,062	$(911)	$567	$3,401

Accrued restructuring changes for March 31, 2013 and 2012 relates primarily to non-cancelable lease obligations and related facility costs which the company expects to pay over the remaining terms of the obligations, which extend to the third quarter of 2013. Accrued restructuring charges were as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Accrued restructuring charges (current liabilities)	$148	$221
Total accrued restructuring charges	$148	$221

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2012. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements.

OVERVIEW

We are the most prominent online, technology-enabled real estate brokerage company in the United States. Our company owned-and-operated real estate brokerage serves 19 metropolitan markets with over 1,600 licensed REALTORS®. We serve an additional 16 markets through our Powered by Zip, or PBZ, business, which provides our technology platform as an enterprise cloud-based application. We operate ZipRealty.com, the most visited brokerage website with approximately 2.5 million unique monthly visitors. We also provide consumers with highly rated mobile applications that offer all of the key features of our website and optimize them for all major platforms and devices.

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

Our Powered by Zip network serves leading local brokerages in 16 markets where we do not otherwise conduct business: Atlanta, GA, Jacksonville, FL, Nashville, TN, the Greater Philadelphia area, PA, Raleigh-Durham, NC, Salt Lake City, UT, Tucson, AZ, Westchester/Bronx, NY, Tampa, FL, Palm Beach, FL, Long Island, NY, Brooklyn, NY, Miami, FL, Minneapolis, MN, Virginia Beach, VA, and St. Louis, MO.

The markets in our owned-and-operated brokerage and Powered by Zip network are served by approximately 2,100 local, licensed real estate agents, all of whom are independent contractors.

In 2012, we extended our MLS coverage to include several new markets where we do not yet have a physical presence or a PBZ partner. This expanded coverage facilitates expansion of our PBZ network.

All of our revenues derive from our core business of offering the best proprietary technology and online marketing capabilities available in our industry. We derive the majority of our net revenues from commissions earned in our owned-and-operated brokerage representing buyers and sellers in residential real estate transactions. We record commission revenues net of any commission discount, transaction fee adjustment or, when applicable, rebate. Net transaction revenues are principally driven by our base of real estate professionals whose productivity leads to the number of transactions closed and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission received on each transaction and can vary significantly by market. We also derive revenues from net commission earned by brokerages in our Powered by Zip network. Brokerages in our Powered by Zip network typically pay a combination of a monthly subscription and transaction-based success fee for our full SaaS solution. This solution includes a co-branded website, online agent marketing, a steady stream of leads for their metropolitan area, the Zap brokerage operating system for managing the business, and the full agent functionality of the Zap platform for managing the client interaction, lead incubation and customer service. Additionally, we derive revenues from our website through marketing arrangements with residential mortgage service providers as well as the sale of online display advertising. Finally, we earn lead referral fees. Marketing and other revenues, which includes Powered by Zip revenues, represented approximately 9% of our net revenues for both the three months ended for March 31, 2013 and 2012.

RECENT DEVELOPMENTS

Restructuring and realignment: In early 2011, we began a restructuring to refocus on our core strengths in technology, online marketing and on our most attractive local real estate markets. To that end, we closed our owned-and-operated offices in twelve markets in the first quarter of 2011, two markets in the fourth quarter of 2011, and two markets in the first half of 2012. In twelve of those markets, we either transitioned our local operations to third-party brokerages in our Powered by Zip network, or we added brokerages to our Powered by Zip network after we had discontinued our local operations. In addition, in early 2012, we reorganized our corporate structure by realigning our organization to operate more efficiently and to refocus our resources on the highest value priorities. We combined our product and marketing functions, and we separated our brokerage operations from our technology and marketing functions. We conducted a further reorganization of our field sales team later in the year, which has empowered our local offices and real estate professionals to make decisions that are better tailored to the dynamics of their particular markets, with the goal of increasing productivity and customer service levels.

Powered by Zip: In 2011, we launched the Powered by Zip program to provide third-party real estate brokerages with our robust proprietary end-to-end technology solution. Since then, we have built a network of 16 independent brokerages that use our technology, which we refer to as our Powered by Zip network. Over the past year, we have gained significant experience serving our Powered by Zip customers. The terms on which we offer our technology vary among these brokerages because we are still developing, testing and building our business model, and because each brokerage is at a different stage of adoption and incorporation of the technology and services into their business. We currently evaluate each individual brokerage’s performance using the same metrics that we do for our owned-and-operated brokerage, as well as other subjective measures such as the agents’ experience and level of engagement with our technology.

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

MARKET CONDITIONS AND TRENDS IN OUR BUSINESS

We compete in the domestic residential real estate market. For the past few years, this market has been negatively impacted by the significant correction in the total value of homesale transactions in 2005 and the deep economic recession that followed. Recent indications suggest that a recovery may be underway, but reasons for caution remain, as we believe that the health of the residential housing market in 2013 will continue to be significantly affected by the availability of credit, inventory and shadow inventory levels, the pace at which banks process their foreclosure pipelines, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

Current residential real estate market conditions: Recent indicators of national residential real estate market include the following:

•	Volume: According to the National Association of REALTORS®, or NAR, total existing-home sales in March 2013 increased 10.3% year-over-year, with volume increases in all major regions of the country. March 2013 represented the 21st consecutive month of national year-over-year volume increases. NAR noted that buyer traffic is up 25% year-over year but believes that inventory shortages and tight lending criteria are still limiting buying opportunities.

•	Price: According to NAR, the national median existing-home price in March 2013 increased 11.8% year-over-year, with price increases in all major regions of the country. March 2013 represented the 13th consecutive month of national year-over-year price increases, as well as the strongest year-over year price increase since November 2005, around the time the latest housing slump began. The price increase may have been due, in part, to a decrease in the percentage of national home sales that represented distressed properties to 21% in March 2013 from 29% in March 2012, as well as inventory shortages.

•	Inventory: NAR reported an inventory of 1.93 million existing homes available for sale at the end of March 2013, which represented a 4.7-month supply at the then-current sales pace, and which was down 16.8% year-over-year. NAR believes that a housing supply of over six months is needed for equilibrium between home buyers and sellers.

Fluctuations in quarterly profitability: We have experienced fluctuations in profitability from period to period. Our profitability has been impacted by various factors, including ongoing market challenges, government intervention, seasonality, market expansions and closures, and legal settlements.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2012, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at March 31, 2013.

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

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Consolidated statement of operations data (unaudited)	(In thousands, except per share amounts)
Net revenues	$15,392	$16,073
Operating costs and expenses
Cost of revenues	8,703	8,336
Product development (1)	1,847	1,802
Sales and marketing	5,026	5,831
General and administrative	1,835	2,106
Litigation settlement charges (Note 7)	78	-
Restructuring charges, net	57	1,062
Total operating costs and expenses	17,546	19,137
Loss from operations	(2,154)	(3,064)
Interest income	2	7
Loss before income taxes	(2,152)	(3,057)
Provision for income taxes	16	-
Net loss	$(2,168)	$(3,057)
Net loss per share:
Basic and diluted	$(0.10)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	20,735	20,573

(1) Amortization of internal-use software and website development costs included in product development	$317	$285

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Consolidated statement of operations data (unaudited)
Net revenues	100%	100%
Operating costs and expenses
Cost of revenues	56.5	51.9
Product development	12.0	11.2
Sales and marketing	32.7	36.3
General and administrative	11.9	13.1
Litigation settlement charges	0.5	-
Restructuring charges, net	0.4	6.6
Total operating costs and expenses	114.0	119.1
Loss from operations	(14.0)	(19.1)
Interest income	-	-
Loss before income taxes	(14.0)	(19.1)
Provision for income taxes	0.1	-
Net loss	(14.1)%	(19.1)%

Comparison of the three months ended March 31, 2013 and 2012

Other operating data (1)

	Three Months Ended March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
Number of markets-same markets (2)	19	19	-
Number of markets-total markets (2)	19	20	(1)

Number of transactions closed during the period-same markets (3)	2,083	2,313	(230)	(9.9)%
Number of transactions closed during the period-total markets (3)	2,083	2,412	(329)	(13.6)%

Average net revenue per transaction-same markets (4)	$6,715	$6,081	634	10.4%
Average net revenue per transaction-total markets (4)	$6,715	$6,077	638	10.5%

Number of agents at end of the period-same markets	1,576	1,586	(10)	(0.6)%
Number of agents at end of the period-total markets	1,576	1,624	(48)	(3.0)%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion and the Long Island portion of our New York brokerage operations were transitioned to third-party brokerages in the Powered by Zip network during the quarter ended June 30, 2012 and September 30, 2012, respectively, and are excluded from the owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.
(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Three Months Ended March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Net transaction revenues:
Same market	$13,987	$14,065	$(78)	(0.6)%
Closed market	-	593	(593)	(100.0)%
	13,987	14,658	(671)	(4.6)%
Marketing and other revenues	1,406	1,415	(9)	(0.7)%
Total net revenues	$15,393	$16,073	$(680)	(4.2)%

The decrease in our net transaction revenues of $0.7 million or 4.6% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was driven primarily by a decrease in the number of transactions closed during the period of 329 or 13.6%. Transactions closed during the period on a same market basis were 2,083 compared to 2,313 last year, a decrease of 230 or 9.9%. We believe the decrease in same market transaction volume was attributable to the disruption to our business model and to our agent population from our restructuring and the conversion of our agents to independent contractors. The market continues to be impacted by reduced availability of mortgage financing and low inventory. Same market average net revenue per transaction for the period was $6,715 compared to $6,081 last year, an increase of $634 or 10.4%, due to the impact of higher average homesale prices. The modest decrease in marketing and other revenues for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.1 million and advertising income of $0.2 million, offset by decreases in marketing fees of $0.2 million and lease referral fees of $0.1 million.

We expect our net revenues will increase modestly in 2013 compared to 2012, driven by an increase in the overall number of transactions closed and an increase in the average net revenue per transaction. We also expect our marketing and other revenue will increase for 2013 primarily attributable to increased revenues from our Powered by Zip network partially and higher marketing agreement revenues.

Cost of revenues

	Three Months Ended March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Cost of revenues:
Same markets	$8,703	$8,046	$657	8.2%
Closed markets	-	290	(290)	(100.0)%
Total	$8,703	$8,336	$367	4.4%

The increase in cost of revenues for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was related to higher commission rates paid to agents. Same market cost of revenues for the three months ended March 31, 2013 were $8.7 million compared to $8.0 million for the three months ended March 31, 2012. Agent commissions increased by approximately $0.6 million or 8.0%. Same market cost of revenues as a percentage of net transaction revenues was 62.2% in the three months ended March 31, 2013 compared to 57.2% in the three months ended March 31, 2012.

We expect our cost of revenues will increase in 2013, compared to 2012, because of an expected increase in market net revenues. Our cost of revenues moves in relation to the market net revenues on which commissions are based and also increases or decreases as a result of the mix of commission rates paid to our agents.

Product development

Product development expenses include our information technology costs relating to the maintenance of our website, proprietary technology platform and systems infrastructure. These costs consist primarily of compensation and benefits, software, equipment and infrastructure costs consisting primarily of facilities, communications and other operating expenses. Product development expenses also include amortization of capitalized internal-use software and website development costs.

	Three Months Ended March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Product development	$1,847	$1,802	$45	2.5%

Product development expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were essentially flat quarter over quarter. As a percentage of net revenues, product development expenses increased by 0.8 percentage points for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

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

	Three Months Ended March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Sales and marketing:
Market level	$3,693	$4,586	$(893)	(19.5)%
Regional/corporate support and marketing	1,333	1,245	88	7.0%
Total	$5,026	$5,831	$(805)	(13.8)%

Market level sales and marketing expenses decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of closing markets and eliminating positions in our remaining markets attributable to our 2011 and 2012 restructurings. The decrease of $0.9 million or 19.5% was principally attributable to decreases in salaries and benefits of $0.1 million, customer acquisition and marketing costs of $0.5 million and facilities and operating expenses of $0.3 million. Approximately $0.3 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net revenues, market level sales and marketing expenses were 24.0% in 2013 compared to 28.5% in 2012.

Regional/corporate sales support and marketing expenses were flat quarter over quarter and as a percentage of net revenues were approximately 8.7% in 2013 compared to 7.7% in 2012.

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

	Three Months Ended March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
General and administrative	$1,835	$2,106	$(271)	(12.9)%

General and administrative expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreased by approximately $0.3 million or 12.9% and were primarily attributable to decreased professional fees of $0.1 million, salaries and benefits of $0.2 million and facilities and operating expenses of $0.1 million offset by an increase in recruiting of $0.1 million. As a percentage of net revenues, general and administrative expenses were 11.9% for the three months ended March 31, 2013 compared to 13.1% in the three months ended March 31, 2012.

We expect our general and administrative expenses for 2013 will decrease in absolute dollars and as a percentage of net revenues primarily as a result of our 2011 and 2012 restructurings and the reduction in consulting and professional fees.

Restructuring charges, net

	Three Months Ended March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$57	$1,062	$(1,005)	(94.6)%

  On March 31, 2012, we announced a restructuring, including a work force realignment to more appropriately allocate resources to key strategic initiatives and the closing of brokerage operations in our Salt Lake City market. The associated restructuring charges incurred in March 31, 2013 of $0.1 million included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. During the three months ended March 31, 2011, we announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions which we expect to pay over the remaining terms of obligations through the third quarter of 2013.

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Interest income	$2	$7	$(5)	(71.4)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was due primarily to lower average balances. The lower average balances were attributable primarily to cash used in our operating activities as a result of the losses incurred during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2013 are our cash, cash equivalents and short-term investments. As of March 31, 2013, we had cash and cash equivalents at fair value of $11.0 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $1.5 million and $3.2 million in the three months ended March 31, 2013 and 2012, respectively. Cash used in the three months ended March 31, 2013 resulted primarily from a net loss of $2.2 million and net changes in operating assets and liabilities of $0.1 million offset by non-cash adjustments. Cash used of $0.1 million from the net change in operating assets and liabilities included a $0.1 million restructuring charge accrual. The non-cash adjustments resulted primarily from $0.5 million of depreciation and amortization and $0.3 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the three months ended March 31, 2012 resulted primarily from a net loss of $3.1 million and net changes in operating assets and liabilities of $0.8 million offset by non-cash adjustments. Cash used of $0.8 million from the net change in operating assets and liabilities included a $0.3 million restructuring charge accrual reversal. The non-cash adjustments resulted primarily from $0.4 million of depreciation and amortization and $0.2 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses.

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

Investing activities

Our investing activities used cash of $0.8 million in the three months ended March 31, 2013 and provided cash of $1.6 million in the three months ended March 31, 2012. Cash used for in the three months ended March 31, 2013 represents the purchase of property and equipment, including amounts for website development and internal use software. Cash provided for the three months ended March 31, 2012 represent the net proceeds from the sales and maturity of short-term investments of $2.0 million less the purchase of property and equipment, including amounts for website development and internal use software.

Currently, we expect our remaining 2013 capital expenditures to be approximately $1.5 million primarily attributable to amounts capitalized for internal-use software and website development costs as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash of $0.3 million and $0.1 million in the three months ended March 31, 2013 and 2012, respectively, from proceeds from stock option exercises.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations, restructurings and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and online marketing initiatives, our rate of growth in our local markets and in expanding our Powered by Zip broker referral network and possible litigation settlements and legal fees. In addition, although there are signs that an economic recovery may be underway, if the recent macroeconomic environment and state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash and cash equivalents, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2017. The following table provides summary information concerning our future obligations and commitments as of March 31, 2013:

	Payments due by Period
	Less Than			More Than
	1 year	1 to 3 years	3 to 5 years	5 Years	Total
	(In thousands)
Minimum lease payments	$1,700	$2,485	$1,180	$23	$5,388

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

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net revenue	$15,392	$16,073
Adjusted EBITDA	$(1,272)	$(1,341)
Adjusted EBITDA margin	(8.3)%	(8.3)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Reconciliation of non-GAAP Adjusted EBITDA to net loss	(In thousands)
Net loss	$(2,168)	$(3,057)
Add back:
Interest income	(2)	(7)
Provision for income taxes	16	-
Depreciation and amortization	478	437
Stock-based compensation expense	269	224
Restructuring charges, net	57	1,062
Litigation settlement charges (non-core-operating) (1)	78	-
Non-GAAP Adjusted EBITDA	$(1,272)	$(1,341)

(1)	Litigation settlement charges (non-core operations) represents amounts we consider not reflective our core ongoing operations and includes settlement and claim expense for litigation associated with our former model for our agents which has since been transitioned from an employee to an independent contractor model.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of March 31, 2013 and 2012, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2013 and 2012, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. The US Patent Office is currently reexamining the patents at issue. After completing our investigation of this matter, we do not believe that we have infringed on any patent, or that we have any liability for the claims alleged, and, thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerns our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On April 2, 2012, we filed an answer denying these allegations because we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “outside salespersons” under the Federal Fair Labor Standards Act and, thus, we believe that this claim is without merit. In addition to the federal law allegations, the complaint alleges violations of the Arizona Minimum Wage law. We intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On February 29, 2012, one real estate agent formerly employed by us, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc., concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. On April 2, 2012, we filed an answer denying these allegations because we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “outside salespersons” and were compensated accordingly in full compliance with California law. Additionally, we filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which we alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled to receive under her written employment agreement. Accordingly, we believe Ms. Adewumni’s claim is without merit and, thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On January 11, 2013, we were named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Texas, Arczar LLC v. ZipRealty, Inc. The complaint alleges that our mobile-device application has infringed on a patent owned by Arczar relating to computer vision system technology and seeks unspecified damages and other legal and equitable relief. After completing our initial investigation of this matter, we do not believe that we have infringed the patent, or that we have any liability for the claims alleged. We intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2012. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended March 31, 2013, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Eric L. Mersch
Senior Vice President and Chief Financial Officer

Date: May 9, 2013

Exhibit Index

Exhibit number	Description
3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Management Incentive Plan – Fiscal Year 2013

10.2(4)*	Consulting Agreement with Genni Combes dated as of January 21, 2013

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.
(2)	Incorporated by reference to the exhibit 10.1 to the Registrant’s Registration Statement on S-1 (File No. 333-115657) filed with the Securities Exchange Commission on May 20, 2004, as amended.
(3)	Incorporated by reference to the exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with Securities and Exchange Commission on March 6, 2013.
(4)	Incorporated by reference to the exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on January 24, 2013.

* Identifies a management contract or compensatory plan of arrangement required to be filled as an exhibit to this report.
** XBRL (Extensible Business Reporting Language) information is furnished and not filled herewith, is not part of a registration statement or prospectus of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

