Form 10-Q
period 2013-06-30
ZIPREALTY INC
filed 2013-08-09
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

We had 20,923,414 shares of common stock outstanding at August 1, 2013.

1

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$12,841	$12,921
Accounts receivable, net of allowance of $15 and $15, respectively	1,845	1,496
Prepaid expenses and other current assets	1,166	1,763
Total current assets	15,852	16,180
Restricted cash	500	500
Property and equipment, net	2,767	2,387
Other assets	316	362
Total assets	$19,435	$19,429
LIABLITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,150	$823
Accrued expenses and other current liabilities	4,904	4,293
Accrued restructuring charges, current portion	96	221
Total current liabilities	6,150	5,337
Other long-term liabilities	593	592
Total liabilities	6,743	5,929
Commitment and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized: 24,532 and
24,303 shares issued and 20,922 and 20,692 outstanding, respectively	25	24
Additional paid-in capital	160,465	159,430
Accumulated deficit	(130,178)	(128,334)
Treasury stock, at cost: 3,610 and 3,610 shares, respectively	(17,620)	(17,620)
Total stockholders' equity	12,692	13,500

Total liabilities and stockholders' equity	$19,435	$19,429

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues	$21,665	$20,288	$37,057	$36,361
Operating costs and expenses:
Cost of revenues	12,392	11,098	21,095	19,435
Product development (1)	1,829	1,693	3,676	3,494
Sales and marketing	5,374	5,026	10,400	10,858
General and administrative	1,716	2,067	3,551	4,173
Litigation settlement charges (Note 7)	7	-	85	-
Restructuring charges, net	5	95	62	1,157
Total operating costs and expenses	21,323	19,979	38,869	39,117
Income (loss) from operations	342	309	(1,812)	(2,756)
Interest income	1	5	3	13
Income (loss) before income taxes	343	314	(1,809)	(2,743)
Provision for income taxes	19	-	35	-
Net income (loss)	$324	$314	$(1,844)	$(2,743)
Net income (loss) per share:
Basic	$0.02	$0.02	$(0.09)	$(0.13)
Diluted	$0.01	$0.02	$(0.09)	$(0.13)
Weighted average common shares outstanding:
Basic	20,830	20,650	20,783	20,619
Diluted	21,700	20,663	20,783	20,619
(1) Amortization of internal-use software and website development costs included in product development	326	287	643	571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Comprehensive income (loss):
Net income (loss)	$324	$314	$(1,844)	$(2,743)
Change in accumulated unrealized gain on available-for-sale securities, net of tax	-	-	-	3
Comprehensive income (loss)	$324	$314	$(1,844)	$(2,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,844)	$(2,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	947	870
Stock-based compensation expense	556	519
Non-cash restructuring charges	-	2
Provision for doubtful accounts	5	(7)
Amortization of short-term investment premium	-	35
Loss on disposal of property and equipment	-	4
Changes in operating assets and liabilities:
Accounts receivable	(354)	(401)
Prepaid expenses and other current assets	591	346
Other assets	46	16
Accounts payable	327	(271)
Accrued expenses and other current liabilities	611	(543)
Accrued restructuring charges, current portion	(125)	142
Other long-term liabilities	1	(136)
Net cash provided by (used in) operating activities	761	(2,167)
Cash flows from investing activities:
Proceeds from sale of short-term investments	-	3,750
Purchases of property and equipment	(1,295)	(915)
Net cash provided by (used in) investing activities	(1,295)	2,835
Cash flows from financing activities:
Proceeds from stock option exercises	454	79
Acquisition of treasury stock	-	(8)
Net cash provided by financing activities	454	71
Net increase (decrease) in cash and cash equivalents	(80)	739
Cash and cash equivalents at beginning of period	12,921	12,634
Cash and cash equivalents at end of period	$12,841	$13,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2013 and 2012 and for the three and six months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. The Company’s historical quarterly operations have been additionally impacted in recent years as a result of economic conditions and government programs that altered home buyer behavior. Net transaction revenues during the three months ended June 30, 2012 and 2011 accounted for approximately 26.8% and 27.8% of annual net transaction revenues for the years ended December 31, 2012 and 2011, respectively. Net transaction revenues during the six months ended June 30, 2012 and 2011 accounted for approximately 50.7% and 50.8% of annual net transaction revenues for the years ended December 31, 2012 and 2011, respectively.

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

2. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Computer hardware and software	$10,134	$9,095
Furniture, fixtures and equipment	1,940	1,938
Leasehold improvements	1,936	1,656
Total	14,010	12,689
Less: accumulated depreciation and amortization	(11,243)	(10,302)
Total property and equipment, net	$2,767	$2,387

Depreciation and amortization expense for the quarter ended June 30, 2013 and June 30, 2012 was approximately $469,000 and $433,000, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Accrued compensation	$1,288	$1,073
Accrued agent commissions	1,769	1,423
Accrued marketing	1,017	863
Accrued litigation settlement	90	227
Accrued professional fees	139	188
Other accrued expenses	601	519
Total accrued expenses and other current liabilities	$4,904	$4,293

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At June 30, 2013 and December 31, 2012, the Company’s cash equivalents were invested in money market funds. The table below sets forth the fair value of the Company’s financial assets:

	June 30, 2013				December 31, 2012
	Gross	Gross	Gross	Estimated	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)
Money market funds	$7,959	$-	$-	$7,959	$7,957	$-	$-	$7,957
Total	$7,959	$-	$-	$7,959	$7,957	$-	$-	$7,957

	June 30,	December 31,
	2013	2012
Recorded as:	(In thousands)
Cash equivalents	$7,959	$7,957
Total	$7,959	$7,957

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds. At June 30, 2013 and December 31, 2012, there were no liabilities recorded at fair value. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The Company did not have any Level 2 and Level 3 financial assets at June 30, 2013 and at December 31, 2012. The Company utilizes a pricing service to assist in obtaining fair value pricing for its investment portfolio.

At December 31, 2012 and June 30, 2013, the Company’s cash equivalents amounting to $8.0 million, were invested in money market funds and were measured at fair value on a recurring basis, using Level 1 inputs within the fair value hierarchy.

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$7,959	$-	$-	$7,959	$7,957	$-	$-	$7,957
Total	$7,959	$-	$-	$7,959	$7,957	$-	$-	$7,957

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$324	$314	$(1,844)	$(2,743)
Denominator:
Shares used to compute EPS:
Basic	20,830	20,650	20,783	20,619
Diluted	21,700	20,663	20,783	20,619
Net income (loss) per share basic and diluted:
Basic	$0.02	$0.02	$(0.09)	$(0.13)
Diluted	$0.01	$0.02	$(0.09)	$(0.13)

The following weighted-average outstanding options and non-vested common shares were excluded in the computation of diluted net income (loss) per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Options to purchase common stock	3,652	4,766	5,563	4544
Nonvested common stock	-	-	45	-
Total	3,652	4,766	5,608	4,544

5. STOCK-BASED COMPENSATION

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, dividend yields and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted during the three and six months ended June 30, 2013 and 2012 was estimated by taking the average of the vesting term and the contractual term of the option. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	52%	49%	51%-52%	49%
Risk-free interest rate	1.0-1.3%	0.7-0.9%	1.0-1.3%	0.7-1.2%
Expected life (years)	5.5-6.1	5.5-6.1	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.50	$0.64	$1.76	$0.60

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$(13)	$24	$53	$39
Product development	26	16	49	36
Sales and marketing	90	60	99	86
General and administrative	184	194	355	358
Total stock-based compensation expense	$287	$294	$556	$519

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of June 30, 2013, there was $3.3 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average remaining recognition period of 3.0 years. As of June 30, 2013, there was $101,000 of unrecorded stock-based compensation related to unvested restricted stock, which is expected to be recognized over a weighted average remaining recognition period of 0.6 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	5,097	$3.16	6.15	$2,614
Options granted	1,277	3.57
Options exercised	(199)	2.27
Options forfeited/cancelled/expired	(111)	4.29
Outstanding at June 30, 2013	6,064	$3.26	6.58	$3,290
Exercisable at June 30, 2013	3,559	$3.61	4.79	$1,652

Options generally vest over a four-year period with one-fourth (1/4) of the shares vesting one year after the vesting commencement date, and an additional one-forty eighth (1/48) of the shares vesting on the first day of each calendar month thereafter until all such shares are exercisable. Options generally expire after ten years. Options issued pursuant to the Company’s voluntary stock option exchange program, completed in July 2009, vested ratably over a 36 month period and expire after seven years.

The Company granted options for 183,000 shares during the three months ended March 31, 2012 that provide accelerated vesting if the Company’s closing stock price is equal to or greater than $5.00 per share for a period of 120 consecutive days. On the same date, the Company also granted options for 183,000 shares that provided for vesting in full if the Company achieves adjusted EBITDA profitability for the year ended December 31, 2012, which was achieved.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.13 on June 28, 2013, and the exercise price for the options that were in-the-money at June 30, 2013. The total number of in-the-money options exercisable as of June 30, 2013 was 1,291,000. Total intrinsic value of options exercised was $221,000 and $25,000 for the six months ended June 30, 2013 and 2012, respectively. The Company settles employee stock option exercises with newly issued common shares.

 Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2013 was $19,000 and $29,000, respectively. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2012 was $0 and ($3,000), respectively. As of December 31, 2012 and June 30, 2013, the Company had 15,000 and 45,000 shares of nonvested restricted stock awards, respectively.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	(In thousands)
Nonvested at December 31, 2012	15	$2.87
Shares granted	30	3.00
Shares vested	-	-
Shares forfeited	-	-
Nonvested at June 30, 2013	45	$2.96

6. INCOME TAXES

The Company currently forecasts losses for the year. Since these losses are not benefitted, they are not included in the effective tax rate calculation. The tax provision is comprised of Texas margin tax and other state minimum taxes and is recorded ratably in the interim period.

The Company maintains that a full valuation allowance should be maintained for its net deferred tax assets at June 30, 2013. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

7. LEGAL SETTLEMENT CHARGES

On September 26, 2011, the Division of Labor Standard Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. On September 28, 2012, the Company entered into a settlement Agreement and General Release (the “Agreement”) with the DLSE concerning the complaint. Pursuant to the Agreement the Company paid $0.2 million to the DLSE for attorneys’ fees and costs, and $4.8 million into a trust for disbursement to former employees as back wages. The Company will pay the employer’s share of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which totaled $0.8 million during the year ended December 31, 2012 and $0.1 million in the six months ended June 30, 2013, and which could total an additional $0.1 million if all remaining former employee claimants participate. A liability and corresponding expense for this additional $0.1 million of employer taxes and administrative fees have not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release claim against the Company. The Agreement also includes a full release by the DLSE from further liability on this issue. On October 12, 2012, the Court dismissed the entire action, with prejudice, against the defendants.

8. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through January 2019. The terms of the lease agreements provide for renewal options and escalation clauses. Future gross and net lease commitments under non-cancelable operating leases at June 30, 2013 were as follows, in thousands:

	Gross
	Operating		Net Operating
	Lease	Sublease	Lease
	Commitments	Income	Commitments
	(In thousands)
Remainder of 2013	$889	$(20)	$869
2014	1,676	(42)	1,634
2015	1,434	(43)	1,391
2016	1,128	(44)	1,084
2017	630	(34)	596
2018	183	-	183
2019	4	-	4
Total minimum lease payments	$5,944	$(183)	$5,761

Legal proceedings

On March 26, 2010, the Company was named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. The US Patent Office is currently examining the patent issue, and litigation is stayed pending the completion of that investigation. After completing investigation of this matter, the Company does not believe that it has infringed on any patent, or that it has any liability for the claims alleged, and, thus, it intends to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

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

On February 29, 2012, one real estate agent formerly employed by the Company, on behalf of herself and all other similarly situated individuals, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc., concerning the Company’s compensation practices regarding real estate agents in California. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. On April 2, 2012, the Company filed an answer denying these allegations because it believes that its sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “outside salespersons” and were compensated accordingly in full compliance with California law. Additionally, the Company filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which the Company alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled receive under her employment agreement. On May 20, 2013, Ms. Adewumni dropped the class claims in her complaint and, thus, this case now involves only the claims of individual plaintiff, Tracy Adewumni. The Company has completed further investigation and discovery and continues to believe that Ms. Adewumni’s claims are without merit. Litigation is ongoing and the case is set for trial in February 2014. No estimate of possible loss, if any, can be made at this time.

 On January 11, 2013, the Company was named as a defendant in a lawsuit filed in the United State District Court for the Eastern District of Texas, Arczar LLC v. ZipRealty, Inc. The complaint alleges that the Company’s mobile device application has infringed on a patent owned by Arczar relating to computer vision system technology and seeks unspecified damages and other equitable relief. Effective July 24, 2013, the Company entered into a Settlement and License Agreement with Arczar that resulted in a dismissal of the lawsuit with prejudice and the Company’s purchase of a perpetual license to Arczar’s patents.

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

9. RESTRUCTURING CHARGES, NET

2012 Restructuring Plan

During February 2012, the Company announced a restructuring, including a work force realignment to more appropriately allocate resources to its key strategic initiatives. The workforce realignment involved investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that did not support its strategic priorities. During March 2012, the Company announced the transition of its owned-and-operated brokerage office in Salt Lake City to a third-party brokerage joining the Company’s Powered by Zip network. The Company recorded restructuring charges of approximately $ 0.1 million related to the 2012 Restructuring Plan during the six months ended June 30, 2013.

2011 Restructuring Plan

During January 2011, the Company announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. As of June 30, 2013, the Company has recorded the majority of the cost of this restructuring. Accrued 2011 Restructuring Plan charges as of June 30, 2013 relate primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations.

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the six months ended June 30, 2013:

	Balance as of December 31,			Non-cash	Balance as of June 30,	Total Charges to date as of June 30,
	2012	Charges	Payments	Adjustment	2013	2013
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$27	$50	$(77)	$-	$-	$1,581
Lease obligation and other exit costs	44	-	(24)	-	20	75
	71	50	(101)	-	20	1,656
2011 Restructuring Plan
Employee severance and related expenses	-	-	-	-	-	1,452
Lease obligation and other exit costs	150	12	(49)	3	116	841
Non-cash charges	-	-	-		-	59
	150	12	(49)	3	116	2,352
Total	$221	$62	$(150)	$3	$136	$4,008

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the six months ended June 30, 2012:

	Balance as of December 31,			Non-cash	Balance as of June 30,	Total Charges to date as of June 30,
	2011	Charges	Payments	Adjustment	2012	2012
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$-	$1,126	$(990)	$-	$136	$1,126
Lease obligation and other exit costs	-	28	(23)		5	28
Non-cash charges	-	2	-	(2)	-	2
	-	1,156	(1,013)	(2)	141	1,156
2011 Restructuring Plan
Employee severance and related expenses	39	1	(40)	-	-	1,451
Lease obligation and other exit costs	377	-	(124)	-	253	830
Non-cash charges	-	-	-	28	28	59
	416	1	(164)	28	281	2,340
Total	$416	$1,157	$(1,177)	$26	$422	$3,496

Accrued restructuring changes for June 30, 2013 and 2012 relates primarily to non-cancelable lease obligations and related facility costs which the company expects to pay over the remaining terms of the lease obligations.

Accrued restructuring charges were included in the Company’s consolidated balance sheet as follows (in thousands):

	June 30,	December 31,
	2013	2012
	(In thousands)
Accrued restructuring charges (current liabilities)	$96	$221
Other long-term liabilities	40	-
Total accrued restructuring charges	$136	$221

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

OVERVIEW

We are the most prominent online, technology-enabled real estate brokerage company in the United States. Our company owned-and-operated real estate brokerage serves 19 metropolitan markets with over 1,600 licensed REALTORS®. We serve an additional 16 markets through our Powered by Zip, or PBZ, business, which provides our technology platform as an enterprise cloud-based application. We operate ZipRealty.com, which is consistently the most visited real estate brokerage website in the nation according to Hitwise, an information services company, and which attracts about 2.8 million unique monthly visitors. We also provide consumers with highly rated mobile applications that offer all of the key features of our website and optimize them for all major platforms and devices.

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

Recent advances in technology

We made several advances to our consumer and agent facing technology during the second quarter of 2013. On the consumer side, we achieved a major milestone with the launch of the Seller Center, a groundbreaking suite of tools and services available for the first time ever to help home sellers select the right price for their home. The Seller Center consolidates the three main components that are essential to consumers in the home selling process. First, the ZipQuote ™ Estimate Page incorporates estimates from four different Automated Valuation Metric (AVM) home price value measurements. Next, our proprietary Interactive Pricing Tool allows home owners to identify comparable properties and analyze recent home sales trends. Finally, we identify listing agents who are best suited to provide an expert opinion on the home owner’s analysis and offer tools for the listing agent to best serve sellers who decide to list with us.

We also made improvements to our mobile technology. Our mobile website team streamlined the search results page in both mapped and list view, increased the prominence of call to action buttons on the home detail page and created easier access to MyZipRealty and ZipRealty agent pages. We released new upgrades to our iOS and Android mobile apps. New features include in-app tutorials, improved registration flow, more robust property search filters and a redesigned home detail page.

Recently, we launched the alpha test of our new mobile Zap product for agents. Mobile Zap offers agents the full functionality of the desktop version, augmented with mobile-specific features such as geolocation and one-touch click to call functionality. Notifications are now linked to SMS as well as email to enable an agent to respond more rapidly, which is a metric that resonates well with consumers. Mobile Zap includes crisp data visualization designed to improve filtering and sorting capabilities for effective and efficient client platform management. Also, a new mobile-specific page allows agents to add new contacts and new information on existing clients.

All of these technology advances benefited from the close collaboration between our technology team and our agents. These continuing advances demonstrate our conviction that this innovation factory serves as one of our core competencies, helping us maintain our technology leadership in the residential real estate industry.

Constituencies

Our proprietary technology, established reputation as full service online brokerage, and Powered by Zip network, as well as our prominence both online and in mobile, allow us to serve three main constituencies in the residential real estate industry:

First and foremost, we serve serious consumers, which we define as those who expect to purchase or sell a home within the next six to eighteen months. We offer these consumers our technology and services to provide control, choice and seamless, customized service. Through ZipRealty.com and our award-winning mobile apps, we provide consumers with the most accurate and relevant data on homes currently for sale through an easy-to-use interface and, when they are ready, connect them with knowledgeable local REALTORS® to assist them through every step of their real estate transaction.

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

In 2013, we continued to extend our MLS coverage to include several new markets where we do not yet have a physical presence or a PBZ partner. This expanded coverage facilitates expansion of our PBZ network.

We derive all of our revenues from our core business of offering the best proprietary technology and online marketing capabilities available in our industry. We derive the majority of our net revenues from commissions earned in our owned-and-operated brokerage representing buyers and sellers in residential real estate transactions. We record commission revenues net of any commission discount, transaction fee adjustment or, when applicable, rebate. Net transaction revenues are principally driven by our base of real estate professionals whose productivity leads to the number of transactions closed and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission received on each transaction and can vary significantly by market. We also derive revenues from net commission earned by brokerages in our Powered by Zip network. Brokerages in our Powered by Zip network typically pay a combination of a monthly subscription and transaction-based success fee for our full SaaS solution. This solution includes a co-branded website, online agent marketing, a steady stream of leads for their metropolitan area, the Zap brokerage operating system for managing the business, and the full agent functionality of the Zap platform for managing the client interaction, lead incubation and customer service. Additionally, we derive revenues from our website through marketing arrangements with residential mortgage service providers as well as the sale of online display advertising. Finally, we earn lead referral fees. Marketing and other revenues, which includes Powered by Zip revenues, represented approximately 7% of our net revenues for the three months ended June 30, 2013 and 5% for the same period in 2012.

RECENT BUSINESS DEVELOPMENTS

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

Powered by Zip: In 2011, we launched the Powered by Zip program to provide third-party real estate brokerages with our robust proprietary end-to-end technology solution. Since then, we launched 16 independent brokerage clients that use our technology, which we refer to as Powered by Zip. Over the past year, we have gained significant experience serving our Powered by Zip customers. The terms on which we offer our technology vary among these brokerages because we are still developing, testing and building our business model, and because each brokerage is at a different stage of adoption and incorporation of the technology and services into their business. We currently evaluate each individual brokerage’s performance using the same metrics that we use for our owned-and-operated brokerage, as well as other subjective measures such as the agents’ experience and level of engagement with our technology.

We continue to develop our plans to expand Powered by Zip outside our owned and operated service areas.  Our primary objective is to make our technology available to brokerages who seek to earn greater income through more timely and detailed management of their business and into the hands of agents who seek to earn greater income through increased productivity and world class customer service.

MARKET CONDITIONS AND TRENDS IN OUR BUSINESS

We compete in the domestic residential real estate market. Beginning in late 2005, the market was negatively impacted by a significant correction in the total value of homesale transactions and the deep economic recession that followed. The market began showing signs of recovery between mid-2011 and early 2012, and since that time it has shown strong sales and price recovery. Despite these reasons for optimism, mortgage interest rates have recently reached their highest level since late 2011 and, if they continue to rise, could impair the recovery. We believe that the health of the residential housing market in 2013 will continue to be significantly affected by the availability of credit, inventory and shadow inventory levels, the pace at which banks process their foreclosure pipelines, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

Current residential real estate market conditions: Recent indicators of national residential real estate market include the following:

•	Volume: According to the National Association of REALTORS®, or NAR, total existing-home sales in June 2013 increased 15.2% year-over-year, with volume increases in all major regions of the country. March 2013 represented the 24th consecutive month of national year-over-year volume increases and the 7th consecutive month of double-digit year-over-year increases. NAR noted that affordability and pent-up housing demand were fueling momentum in the market despite rising mortgage interest rates, but that increasing rates would affect high-cost regions.

•	Price: According to NAR, the national median existing-home price in June 2013 increased 13.5% year-over-year, with price increases in all major regions of the country. June 2013 represented the 16th consecutive month of national year-over-year price increases, which last occurred seven years ago. The price increase was likely due, in part, to a decrease in the percentage of national home sales that represented distressed properties to 15% in June 2013, which was the lowest percentage since NAR began tracking this statistic in October 2008, as well as inventory shortages.

•	Inventory: NAR reported an inventory of 2.19 million existing homes available for sale at the end of June 2013, which represented a 5.2-month supply at the then-current sales pace, and which was down 7.6% year-over-year. NAR believes that a housing supply of over six months is needed for equilibrium between home buyers and sellers, and that current inventory levels favor sellers and contribute to price growth.

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

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our proprietary customer service technology, known as Zap, in accordance with the guidance set forth in the related accounting standards. We capitalize internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. We amortize these costs over their estimated useful lives, typically 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle.

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

We estimate the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, dividend yields and interest rates. The expected volatility is based on the historical volatility of our common stock. The expected life of options is estimated by taking the average of the vesting term and the contractual term of the option. We estimate expected forfeitures based on various factors including employee class and historical experience. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at June 30, 2013.

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

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consolidated statement of operations data (unaudited)	(In thousands, except per share amounts)
Net revenues	$21,665	$20,288	$37,057	$36,361
Operating costs and expenses
Cost of revenues	12,392	11,098	21,095	19,435
Product development (1)	1,829	1,693	3,676	3,494
Sales and marketing	5,374	5,026	10,400	10,858
General and administrative	1,716	2,067	3,551	4,173
Litigation settlement charges (Note 7)	7	-	85	-
Restructuring charges, net	5	95	62	1,157
Total operating costs and expenses	21,323	19,979	38,869	39,117
Income (loss) from operations	342	309	(1,812)	(2,756)
Interest income	1	5	3	13
Income (loss) before income taxes	343	314	(1,809)	(2,743)
Provision for income taxes	19	-	35	-
Net income (loss)	$324	$314	$(1,844)	$(2,743)
Net income (loss) per share:
Basic	$0.02	$0.02	$(0.09)	$(0.13)
Diluted	$0.01	$0.02	$(0.09)	$(0.13)
Weighted average common shares outstanding:
Basic	20,830	20,650	20,783	20,619
Diluted	21,700	20,663	20,783	20,619

(1) Amortization of internal-use software and website development costs included in product development	$326	$287	$643	$571

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Consolidated statement of operations data (unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses
Cost of revenues	57.2	54.7	56.9	53.5
Product development	8.4	8.3	9.9	9.6
Sales and marketing	24.8	24.8	28.1	29.9
General and administrative	7.9	10.2	9.6	11.5
Litigation settlement charges	-	-	0.2	-
Restructuring charges, net	-	0.5	0.2	3.2
Total operating costs and expenses	98.3	98.5	104.9	107.7
Income (loss) from operations	1.7	1.5	(4.9)	(7.7)
Interest income	-	-	-	-
Income (loss) before income taxes	1.7	1.5	(4.9)	(7.7)
Provision for income taxes	0.1	-	0.1	-
Net income (loss)	1.6%	1.5%	(5.0)%	(7.7)%

Comparison of the three months ended June 30, 2013 and 2012

Other operating data (1)

	Three Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Number of markets-same markets (2)	19	19	-
Number of markets-total markets (2)	19	20	(1)

Number of transactions closed during the period-same markets (3)	2,769	2,915	(146)	(5.0)%
Number of transactions closed during the period-total markets (3)	2,769	2,924	(155)	(5.3)%

Average net revenue per transaction-same markets (4)	$7,254	$6,551	$703	10.7%
Average net revenue per transaction-total markets (4)	$7,254	$6,560	$694	10.6%

Number of agents at end of the period-same markets	1,611	1,490	121	8.1%
Number of agents at end of the period-total markets	1,611	1,508	103	6.8%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion and the Long Island portion of our New York brokerage operations were transitioned to third-party brokerages in the Powered by Zip network during the quarter ended June 30, 2012 and September 30, 2012, respectively, and are excluded from the owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Three Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Net transaction revenues:	(In thousands)
Same market	$20,085	$19,095	$990	5.2%
Closed market	-	87	(87)	(100.0)%
	20,085	19,182	903	4.7%
Marketing and other revenues	1,580	1,106	474	42.9%
Total net revenues	$21,665	$20,288	$1,377	6.8%

The increase in our net transaction revenues of $0.9 million or 4.7% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was driven primarily by increases in net revenue per transaction of $694 or 10.6% offset by a decrease in the number of transactions closed during the period of 155 or 5.3%. Transactions closed during the period on a same market basis were 2,769 compared to 2,915 last year, a decrease of 146 or 5.0%. We believe the decrease in same market transaction volume was attributable to inventory constraints and a year-over-year decline in home sale transactions in some markets we serve. The market continues to be impacted by reduced availability of mortgage financing and low inventory. Same market average net revenue per transaction for the period was $7,254 compared to $6,551 last year, an increase of $703 or 10.7%, due to the impact of higher average homesale prices. The increase in marketing and other revenues for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was attributable to increased marketing fees of $0.3 million, transaction referrals from brokers in our Powered by Zip network of $0.1 million and lease referral fees of $0.1 million.

We expect our net revenues will increase modestly in 2013 compared to 2012, driven mainly by an increase in the average net revenue per transaction with increasing growth in the overall number of transactions closed in the second half of the year. We also expect our marketing and other revenue will increase for 2013 primarily attributable to increased revenues from our Powered by Zip network partially and higher marketing agreement revenues.

Cost of revenues

	Three Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Cost of revenues:	(In thousands)
Same markets	$12,392	$11,059	$1,333	12.1%
Closed markets	-	39	(39)	(100.0)%
Total	$12,392	$11,098	$1,294	11.7%

The increase in cost of revenues for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was related to higher commission rates paid to agents. Same market cost of revenues for the three months ended June 30, 2013 were $12.4 million compared to $11.1 million for the three months ended June 30, 2012. Agent commissions increased by approximately $1.3 million or 12.0%. Same market cost of revenues as a percentage of net transaction revenues was 60.8% in the three months ended June 30, 2013 compared to 57.3% in the three months ended June 30, 2012.

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

	Three Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Product development	$1,829	$1,693	$136	8.0%

The increase in product development expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due primarily to increases to salaries and benefits of $0.1 million. As a percentage of net revenues, product development expenses increased by 0.1 percentage points for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

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

	Three Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Sales and marketing:	(In thousands)
Market level	$3,994	$3,931	$63	1.6%
Regional/corporate support and marketing	1,380	1,095	285	26.0%
Total	$5,374	$5,026	$348	6.9%

Market level sales and marketing expenses increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase of $0.1 million or 1.6% was principally attributable to increases in salaries and benefits of $0.2 million offset by a decrease in customer acquisition and marketing costs of $0.1 million. As a percentage of net revenues, market level sales and marketing expenses were 18.4% in 2013 compared to 19.4% in 2012.

Regional/corporate sales support and marketing expenses increased by $0.3 million and consisted primarily of increases to salaries and benefits of $0.2 million, customer acquisition and marketing expenses of $0.1 million and facilities and operation expenses of $0.1 million offset by a decrease in advertising and marketing expenses of $0.1 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.4% in 2013 compared to 5.4% in 2012.

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

	Three Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
General and administrative	$1,716	$2,067	$(351)	(17.0)%

General and administrative expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 decreased by approximately $0.4 million or 17.0% and were primarily attributable to decreased professional fees of $0.3 million and salaries and benefits of $0.1 million. As a percentage of net revenues, general and administrative expenses were 7.9% for the three months ended June 30, 2013 compared to 10.2% in the three months ended June 30, 2012.

We expect our general and administrative expenses for 2013 will decrease in absolute dollars and as a percentage of net revenues primarily as a result of our 2011 and 2012 restructurings and the reduction in consulting and professional fees.

Restructuring charges, net

	Three Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$5	$95	$(90)	(94.7)%

  On March 31, 2012, we announced a restructuring, including a work force realignment to more appropriately allocate resources to key strategic initiatives and the closing of brokerage operations in our Salt Lake City market. During the three months ended March 31, 2011, we announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions which we expect to pay over the remaining terms of our lease obligations.

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Interest income	$1	$5	$(4)	(80.0)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was due primarily to lower average balances. The lower average balances were attributable primarily to cash used in our operating activities as a result of the litigation settlement charges of $5.8 million in 2012 and the net loss incurred during the three months ended March 31, 2013.

Comparison of the six months ended June 30, 2013 and 2012

Other operating data (1)

	Six Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change

Number of markets-same markets (2)	19	19	-
Number of markets-total markets (2)	19	20	(1)

Number of transactions closed during the period-same markets (3)	4,852	5,228	(376)	(7.2)%
Number of transactions closed during the period-total markets (3)	4,852	5,336	(484)	(9.1)%

Average net revenue per transaction-same markets (4)	$7,022	$6,343	$679	10.7%
Average net revenue per transaction-total markets (4)	$7,022	$6,342	$680	10.7%

Number of agents at end of the period-same markets	1,611	1,490	121	8.1%
Number of agents at end of the period-total markets	1,611	1,508	103	6.8%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion and the Long Island portion of our New York brokerage operations were transitioned to third-party brokerages in the Powered by Zip network during the quarter ended June 30, 2012 and September 30, 2012, respectively, and are excluded from the owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Six Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change

Net transaction revenues:	(In thousands)
Same market	$34,072	$33,160	$912	2.8%
Closed market	-	680	(680)	(100.0)%
	34,072	33,840	232	0.7%
Marketing and other revenues	2,985	2,521	464	18.4%
Total net revenues	$37,057	$36,361	$696	1.9%

The increase in our net transaction revenues of $0.2 million or 0.7% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was driven primarily by increases in net revenue per transaction of $680 or 10.7% offset by a decrease in the number of transactions closed during the period of 484 or 9.1%. Transactions closed during the period on a same market basis were 4,852 compared to 5,228 last year, a decrease of 376 or 7.2%. We believe the decrease in same market transaction volume was attributable to agent turnover along with inventory constraints and a year-over-year decline in home sale transactions in some markets we serve. The market continues to be impacted by reduced availability of mortgage financing and low inventory. Same market average net revenue per transaction for the period was $7,022 compared to $6,343 last year, an increase of $679 or 10.7%, due to the impact of higher average homesale prices. The increase in marketing and other revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 of $0.5 million was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.2 million, advertising income of $0.2 million, and lead generation of $0.1 million.

We expect our net revenues will increase modestly in 2013 compared to 2012, driven by mainly by an increase in the average net revenue per transaction with increasing growth in the overall number of transactions closed in the second half of the year. We also expect our marketing and other revenue will increase for 2013 primarily attributable to increased revenues from our Powered by Zip network partially and higher marketing agreement revenues.

Cost of revenues

	Six Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Cost of revenues:	(In thousands)
Same markets	$21,095	$19,106	$1,989	10.4%
Closed markets	-	329	(329)	(100.0)%
Total	$21,095	$19,435	$1,660	8.5%

The increase in cost of revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was related to higher commission rates paid to agents. Same market cost of revenues for the six months ended June 30, 2013 were $21.1 million compared to $19.1 million for the six months ended June 30, 2012. Agent commissions increased by approximately $2.0 million or 10.3%. Same market cost of revenues as a percentage of net transaction revenues was 62.0% in the six months ended June 30, 2013 compared to 57.6% in the six months ended June 30, 2012.

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

	Six Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Product development	$3,676	$3,494	$182	5.2%

The increase in product development expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due primarily to increases to salaries and benefits of $0.1 million and amortization of internal use software of $0.1 million. As a percentage of net revenues, product development expenses increased by 0.3 percentage points for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

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

	Six Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Sales and marketing:	(In thousands)
Market level	$7,687	$8,518	$(831)	(9.8)%
Regional/corporate support and marketing	2,713	2,340	373	15.9%
Total	$10,400	$10,858	$(458)	(4.2)%

Market level sales and marketing expenses decreased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of closing markets and eliminating positions in our remaining markets attributable to our 2011 and 2012 restructurings. The decrease of $0.8 million or 9.8% was principally attributable to decreases in customer acquisition and marketing costs of $0.6 million and facilities and operating expenses of $0.4 million offset by an increase in salaries and benefits of $0.1 million. Approximately $0.4 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net revenues, market level sales and marketing expenses were 20.7% in 2013 compared to 23.4% in 2012.

Regional/corporate sales support and marketing expenses increased by $0.4 million and consisted primarily of increases to salaries and benefits of $0.2 million, customer acquisition and marketing expenses of $0.2 million and facilities and operation expenses of $0.1 million offset by a decrease in advertising and marketing expenses of $0.1 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 7.3% in 2013 compared to 6.4% in 2012.

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

	Six Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
General and administrative	$3,551	$4,173	$(622)	(14.9)%

General and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 decreased by approximately $0.6 million or 14.9% and were primarily attributable to decreased professional fees of $0.3 million, salaries and benefits of $0.2 million and facilities and operating expenses of $0.1 million. As a percentage of net revenues, general and administrative expenses were 9.6% for the six months ended June 30, 2013 compared to 11.5% in the six months ended June 30, 2012.

We expect our general and administrative expenses for 2013 will decrease in absolute dollars and as a percentage of net revenues primarily as a result of our 2011 and 2012 restructurings and the reduction in consulting and professional fees.

Restructuring charges, net

	Six Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$62	$1,157	$(1,095)	(94.6)%

  On March 31, 2012, we announced a restructuring, including a work force realignment to more appropriately allocate resources to key strategic initiatives and the closing of brokerage operations in our Salt Lake City market. The associated restructuring charges incurred in the six months ended June 30, 2013 of $0.1 million included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. During the three months ended March 31, 2011, we announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions which we expect to pay over the remaining terms of our lease obligations.

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Six Months Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Interest income	$3	$13	$(10)	(76.9)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due primarily to lower average balances. The lower average balances were attributable primarily to cash used in our operating activities as a result of the litigation settlement charges of $5.8 million in 2012 and the net loss incurred during the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2013 are our cash, cash equivalents and short-term investments. As of June 30, 2013, we had cash and cash equivalents at fair value of $12.8 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities provided cash in the amount of $0.8 million and used cash in the amount of $2.2 million in the six months ended June 30, 2013 and 2012, respectively. Cash provided in the six months ended June 30, 2013 resulted primarily from a net loss of $1.8 million offset by net changes in operating assets and liabilities of $1.1 million and other non-cash adjustments. Cash provided of $1.1 million from the net change in operating assets and liabilities. The non-cash adjustments resulted primarily from $0.9 million of depreciation and amortization and $0.6 million of stock-based compensation expense. The increase in cash provided attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the six months ended June 30, 2012 resulted primarily from a net loss of $2.7 million and net changes in operating assets and liabilities of $0.8 million offset by non-cash adjustments. Cash used of $0.8 million from the net change in operating assets and liabilities included a $0.1 million restructuring charge accrual. The non-cash adjustments resulted primarily from $0.9 million of depreciation and amortization and $0.5 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses.

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

Investing activities

Our investing activities used cash of $1.3 million in the six months ended June 30, 2013 and provided cash of $2.8 million in the six months ended June 30, 2012. Cash used in the six months ended June 30, 2013 represents the purchase of property and equipment, including amounts for website development and internal use software. Cash provided in the six months ended June 30, 2012 represent the net proceeds from the sales and maturity of short-term investments of $3.8 million less the purchase of property and equipment, including amounts for website development and internal use software.

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

Financing activities

Our financing activities provided cash of $0.5 million and $0.1 million in the six months ended June 30, 2013 and 2012, respectively, from proceeds from stock option exercises.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations, restructurings and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and online marketing initiatives, our rate of growth in our local markets and in expanding our Powered by Zip broker referral network and possible litigation settlements and legal fees. In addition, our capital requirements may be affected by the macroeconomic environment and state of the residential real estate market, and if they suffer, we may have a greater need to fund our business by using our cash and cash equivalents, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through January 2019. The following table provides summary information concerning our future obligations and commitments as of June 30, 2013:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating lease commitments	$1,761	$2,835	$1,268	$80	$5,944

OFF-BALANCE SHEET ARRANGEMENTS AND INDEMNIFICATIONS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases. Our indemnifications agreements are described in note 8, “Commitments and Contingencies” of the unaudited condensed consolidated financial statements.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net revenue	$21,665	$20,288	$37,057	$36,361
Adjusted EBITDA	$1,110	$1,131	$(162)	$(210)
Adjusted EBITDA margin	5.1%	5.6%	(0.4)%	(0.6)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net income (loss), for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of non-GAAP Adjusted EBITDA to net income (loss)	(In thousands)
Net income (loss)	$324	$314	$(1,844)	$(2,743)
Add back:
Interest income	(1)	(5)	(3)	(13)
Provision for income taxes	19	-	35	-
Depreciation and amortization	469	433	947	870
Stock-based compensation expense	287	294	556	519
Restructuring charges, net	5	95	62	1,157
Litigation settlement charges (non-core-operating) (1)	7	-	85	-
Non-GAAP Adjusted EBITDA	$1,110	$1,131	$(162)	$(210)

(1)	Litigation settlement charges (non-core-operating) represents amounts we consider not reflective our core ongoing operations and includes settlement and claim expense for litigation associated with our former model for our agents which has since been transitioned from an employee to an independent contractor model.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of June 30, 2013 and 2012, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2013, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. The US Patent Office is currently examining the patent issue, and litigation is stayed pending the completion of that investigation. After completing investigation of this matter, we do not believe that we have infringed on any patent, or that we have any liability for the claims alleged, and, thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

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

On February 29, 2012, one real estate agent formerly employed by us, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc., concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. On April 2, 2012, we filed an answer denying these allegations because we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “outside salespersons” and were compensated accordingly in full compliance with California law. Additionally, we filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which we alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled receive under her employment agreement. On May 20, 2013, Ms. Adewumni dropped the class claims in her complaint and, thus, this case now involves only the claims of individual plaintiff, Tracy Adewumni. We have completed further investigation and discovery and continue to believe that Ms. Adewumni’s claims are without merit. Litigation is ongoing and the case is set for trial in February 2014. No estimate of possible loss, if any, can be made at this time.

 On January 11, 2013, we were named as a defendant in a lawsuit filed in the United State District Court for the Eastern District of Texas, Arczar LLC v. ZipRealty, Inc. The complaint alleges that our mobile device application has infringed on a patent owned by Arczar relating to computer vision system technology and seeks unspecified damages and other equitable relief. Effective July 24, 2013, we entered into a Settlement and License Agreement with Arczar that resulted in a dismissal of the lawsuit with prejudice and our purchase of a perpetual license to Arczar’s patents.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2012. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended June 30, 2013, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Eric L. Mersch
Senior Vice President and Chief Financial Officer

Date: August 8, 2013

36

 Exhibit Index

Exhibit number	Description

3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Offer Letter of Xavier Y. Zang effective June 3, 2013

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on S-1 (File No. 333-115657) filed with the Securities Exchange Commission on May 20, 2004, as amended.

(3)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on June 5, 2013.

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

