Form 10-Q
period 2013-09-30
ZIPREALTY INC
filed 2013-11-08
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

We had 21,564,111 shares of common stock outstanding at November 1, 2013.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,511	$12,921
Accounts receivable, net of allowance of $15 and $15, respectively	1,266	1,496
Prepaid expenses and other current assets	1,903	1,763
Total current assets	17,680	16,180
Restricted cash	500	500
Property and equipment, net	2,946	2,387
Other assets	267	362
Total assets	$21,393	$19,429
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,081	$823
Accrued expenses and other current liabilities	4,287	4,293
Accrued restructuring charges, current portion	81	221
Total current liabilities	5,449	5,337
Other long-term liabilities	595	592
Total liabilities	6,044	5,929
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized: 25,164 and
24,303 shares issued and 21,553 and 20,692 outstanding, respectively	25	24
Additional paid-in capital	163,028	159,430
Accumulated deficit	(130,084)	(128,334)
Treasury stock, at cost: 3,610 shares	(17,620)	(17,620)
Total stockholders' equity	15,349	13,500

Total liabilities and stockholders' equity	$21,393	$19,429

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$21,816	$19,767	$58,873	$56,128
Operating costs and expenses:
Cost of revenues	12,742	11,171	33,837	30,605
Product development (1)	1,912	1,729	5,588	5,224
Sales and marketing	5,451	4,837	15,851	15,694
General and administrative	1,600	1,743	5,151	5,916
Litigation settlement charges (Note 7)	3	5,000	88	5,000
Restructuring charges, net	4	233	66	1,390
Total operating costs and expenses	21,712	24,713	60,581	63,829
Income (loss) from operations	104	(4,946)	(1,708)	(7,701)
Interest income	2	6	5	18
Income (loss) before income taxes	106	(4,940)	(1,703)	(7,683)
Provision for income taxes	12	-	47	-
Net income (loss)	$94	$(4,940)	$(1,750)	$(7,683)
Net income (loss) per share:
Basic	$0.00	$(0.24)	$(0.08)	$(0.37)
Diluted	$0.00	$(0.24)	$(0.08)	$(0.37)
Weighted average common shares outstanding:
Basic	21,114	20,637	20,894	20,630
Diluted	22,492	20,637	20,894	20,630
(1) Amortization of internal-use software and website development costs included in product development	336	285	979	856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Comprehensive income (loss):
Net income (loss)	$94	$(4,940)	$(1,750)	$(7,683)
Change in accumulated unrealized gain on available-for-sale securities, net of tax	-	-	-	3
Comprehensive income (loss)	$94	$(4,940)	$(1,750)	$(7,680)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,750)	$(7,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,429	1,317
Stock-based compensation expense	1,038	884
Non-cash restructuring charges	-	4
Provision for doubtful accounts	5	(2)
Amortization of short-term investment premium	-	44
Loss on disposal of property and equipment	-	5
Changes in operating assets and liabilities:
Accounts receivable	225	(237)
Prepaid expenses and other current assets	(147)	156
Other assets	95	3
Accounts payable	258	(246)
Accrued expenses and other current liabilities	(6)	4,121
Accrued restructuring charges, current portion	(140)	(1)
Other long-term liabilities	3	(163)
Net cash provided by (used in) operating activities	1,010	(1,798)
Cash flows from investing activities:
Proceeds from sale of short-term investments	-	7,960
Purchases of property and equipment	(1,943)	(1,302)
Net cash provided by (used in) investing activities	(1,943)	6,658
Cash flows from financing activities:
Proceeds from stock option exercises	2,523	80
Acquisition of treasury stock	-	(7)
Net cash provided by financing activities	2,523	73
Net increase in cash and cash equivalents	1,590	4,933
Cash and cash equivalents at beginning of period	12,921	12,634
Cash and cash equivalents at end of period	$14,511	$17,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2013 and 2012 and for the three and nine months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. The Company’s historical quarterly operations have been additionally impacted in recent years as a result of economic conditions and government programs that altered home buyer behavior. Net transaction revenues during the three months ended September 30, 2012 and 2011 accounted for approximately 27.5% and 27.6% of annual net transaction revenues for the years ended December 31, 2012 and 2011, respectively. Net transaction revenues during the nine months ended September 30, 2012 and 2011 accounted for approximately 78.2% and 78.4% of annual net transaction revenues for the years ended December 31, 2012 and 2011, respectively.

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

2. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Computer hardware and software	$10,755	$9,095
Furniture, fixtures and equipment	1,961	1,938
Leasehold improvements	1,954	1,656
Total	14,670	12,689
Less: accumulated depreciation and amortization	(11,724)	(10,302)
Total property and equipment, net	$2,946	$2,387

Depreciation and amortization expense for the quarter ended September 30, 2013 and September 30, 2012 was approximately $482,000 and $448,000, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Accrued compensation	$1,340	$1,073
Accrued agent commissions	1,476	1,423
Accrued marketing	987	863
Accrued litigation settlement	66	227
Accrued professional fees	110	188
Other accrued expenses	308	519
Total accrued expenses and other current liabilities	$4,287	$4,293

3. SHORT-TERM INVESTMENTS AND FAIR VALUE MEASUREMENTS

At September 30, 2013 and December 31, 2012, the Company’s cash equivalents were invested in money market funds. The table below sets forth the fair value of the Company’s financial assets:

	September 30, 2013				December 31, 2012
	Gross	Gross	Gross	Estimated	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)
Money Market funds	$7,959	$-	$-	$7,959	$7,957	$-	$-	$7,957
Total	$7,959	$-	$-	$7,959	$7,957	$-	$-	$7,957

	September 30,	December 31,
	2013	2012
Recorded as:	(In thousands)
Cash equivalents	$7,959	$7,957
Total	$7,959	$7,957

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds. At September 30, 2013 and December 31, 2012, there were no liabilities recorded at fair value. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The Company did not have any Level 2 and Level 3 financial assets at September 30, 2013 and at December 31, 2012. The Company utilizes a pricing service to assist in obtaining fair value pricing for its investment portfolio.

At December 31, 2012 and September 30, 2013, the Company’s cash equivalents amounting to $8.0 million, were invested in money market funds and were measured at fair value on a recurring basis, using Level 1 inputs within the fair value hierarchy.

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$7,959	$-	$-	$7,959	$7,957	$-	$-	$7,957
Total	$7,959	$-	$-	$7,959	$7,957	$-	$-	$7,957

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$94	$(4,940)	$(1,750)	$(7,683)
Denominator:
Shares used to compute EPS:
Basic	21,114	20,637	20,894	20,630
Diluted	22,492	20,637	20,894	20,630
Net income (loss) per share basic and diluted:
Basic	$-	$(0.24)	$(0.08)	$(0.37)
Diluted	$-	$(0.24)	$(0.08)	$(0.37)

The following weighted-average outstanding options and non-vested common shares were excluded in the computation of diluted net income (loss) per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Options to purchase common stock	2,174	5,095	5,593	4,729
Nonvested common stock	-	-	45	-
Total	2,174	5,095	5,638	4,729

5. STOCK-BASED COMPENSATION

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, dividend yields and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted during the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012 was estimated by taking the average of the vesting term and the contractual term of the option. The Company did not have any options granted during the three months ended September 30, 2013. The risk-free interest rate estimate is based upon U.S. Treasury bond rates appropriate for the expected life of the options.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected volatility	0%	51%	51%-52%	49%-51%
Risk-free interest rate	0.0%	0.9%	1.0-1.3%	0.7-1.2%
Expected life (years)	0.0	6.1	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$0.00	$1.16	$1.76	$0.62

Stock-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenues	$165	$124	$218	$163
Product development	28	10	77	46
Sales and marketing	131	36	230	122
General and administrative	158	116	513	473
Restructuring charges, net	-	80	-	80
Total stock-based compensation expense	$482	$366	$1,038	$884

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of September 30, 2013, there was $3.1 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average remaining recognition period of 2.8 years. As of September 30, 2013, there was $63,000 of unrecorded stock-based compensation related to unvested restricted stock, which is expected to be recognized over a weighted average remaining recognition period of 0.4 years.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2012	5,097	$3.16	6.15	$2,614
Options granted	1,277	3.57
Options exercised	(831)	3.04
Options forfeited/cancelled/expired	(344)	5.15
Outstanding at September 30, 2013	5,199	$3.15	7.26	$13,104
Exercisable at September 30, 2013	2,844	$3.46	5.86	$6,762

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

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.47 on September 30, 2013, and the exercise price for the options that were in-the-money at September 30, 2013. The total number of in-the-money options exercisable as of September 30, 2013 was 2,502,000. Total intrinsic value of options exercised was $1,129,000 and $25,000 for the nine months ended September 30, 2013 and 2012, respectively. The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2013 was $38,000 and $68,000, respectively. Stock-based compensation expense related to restricted stock for the three and nine months ended September 30, 2012 was $0 and ($3,000), respectively. As of December 31, 2012 and September 30, 2013, the Company had 15,000 and 45,000 shares of nonvested restricted stock awards, respectively.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	(In thousands)
Nonvested at December 31, 2012	15	$2.87
Shares granted	30	3.00
Shares vested	-	-
Shares forfeited	-	-
Nonvested at September 30, 2013	45	$2.96

6. INCOME TAXES

The Company currently forecasts losses for the year. Since these losses are not benefitted, they are not included in the effective tax rate calculation. The tax provision is comprised of Texas margin tax and other state minimum taxes and is recorded ratably in the interim period.

The Company maintains that a full valuation allowance should be maintained for its net deferred tax assets at September 30, 2013. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

7. LEGAL SETTLEMENT CHARGES

On September 26, 2011, the Division of Labor Standard Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. On September 28, 2012, the Company entered into a settlement Agreement and General Release (the “Agreement”) with the DLSE concerning the complaint. Pursuant to the Agreement, the Company paid $0.2 million to the DLSE for attorneys’ fees and costs, and $4.8 million into a trust for disbursement to former employees as back wages. The Company will pay the employer’s share of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which totaled $0.8 million during the year ended December 31, 2012 and $0.1 million in the nine months ended September 30, 2013, and which could total an additional $0.1 million if all remaining former employee claimants participate. A liability and corresponding expense for this additional $0.1 million of employer taxes and administrative fees have not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release claim against the Company. The Agreement also includes a full release by the DLSE from further liability on this issue. On October 12, 2012, the Court dismissed the entire action, with prejudice, against the defendants.

8. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through February 2019. The terms of the lease agreements provide for renewal options and escalation clauses. Future gross and net lease commitments under non-cancelable operating leases at September 30, 2013 were as follows, in thousands:

	Gross
	Operating		Net Operating
	Lease	Sublease	Lease
	Commitments	Income	Commitments
	(In thousands)
Remainder of 2013	$450	$(20)	$430
2014	1,770	(42)	1,728
2015	1,537	(43)	1,494
2016	1,221	(44)	1,177
2017	678	(34)	644
2018	233	-	233
2019	12	-	12
Total minimum lease payments	$5,901	$(183)	$5,718

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

On February 29, 2012, one real estate agent formerly employed by us, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc., concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. On April 2, 2012, we filed an answer denying these allegations because we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “outside salespersons” and were compensated accordingly in full compliance with California law. Additionally, we filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which we alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled to receive under her employment agreement. On May 20, 2013, Ms. Adewumni dropped the class claims in her complaint and, thus, this case now involves only the claims of individual plaintiff, Tracy Adewumni. We have completed further investigation and discovery and continue to believe that Ms. Adewumni’s claims are without merit. Litigation is ongoing, and the case is set for trial in February 2014. No estimate of possible loss, if any, can be made at this time.

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

9. RESTRUCTURING CHARGES, NET

2012 Restructuring Plan

During February 2012, the Company announced a restructuring, including a work force realignment to more appropriately allocate resources to its key strategic initiatives. The workforce realignment involved investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that did not support its strategic priorities. During March 2012, the Company announced the transition of its owned-and-operated brokerage office in Salt Lake City to a third-party brokerage joining the Company’s Powered by Zip network. The Company recorded restructuring charges of approximately $0.1 million related to the 2012 Restructuring Plan during the nine months ended September 30, 2013.

2011 Restructuring Plan

During January 2011, the Company announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. As of September 30, 2013, the Company has recorded the majority of the cost of this restructuring. Accrued 2011 Restructuring Plan charges as of September 30, 2013 relate primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations.

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the nine months ended September 30, 2013:

	Balance as of December 31,			Non-cash	Balance as of September 30,	Total Charges to date as of September 30,
	2012	Charges	Payments	Adjustment	2013	2013
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$27	$54	$(81)	$-	$-	$1,585
Lease obligation and other exit costs	44	-	(24)	-	20	75
	71	54	(105)	-	20	1,660
2011 Restructuring Plan
Employee severance and related expenses	-	-	-	-	-	1,450
Lease obligation and other exit costs	150	12	(65)	-	97	842
Non-cash charges	-	-	-	-	-	59
	150	12	(65)	-	97	2,351
Total	$221	$66	$(170)	$-	$117	$4,011

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the nine months ended September 30, 2012:

	Balance as of December 31,			Non-cash	Balance as of September 30,	Total Charges to date as of September 30,
	2011	Charges	Payments	Adjustment	2012	2012
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$-	$1,335	$(1,253)	$(80)	$2	$1,335
Lease obligation and other exit costs	-	54	(11)		43	54
Non-cash charges	-	-	-	-	-	-
	-	1,389	(1,264)	(80)	45	1,389
2011 Restructuring Plan
Employee severance and related expenses	39	1	(40)	-	-	1,452
Lease obligation and other exit costs	377	-	(173)	-	204	889
Non-cash charges	-	-	-	-	-	-
	416	1	(213)	-	204	2,341
Total	$416	$1,390	$(1,477)	$(80)	$249	$3,730

Accrued restructuring changes for September 30, 2013 and 2012 relates primarily to non-cancelable lease obligations and related facility costs which the company expects to pay over the remaining terms of the lease obligations.

Accrued restructuring charges were included in the Company’s consolidated balance sheet as follows (in thousands):

	September 30,	December 31,
	2013	2012
	(In thousands)
Accrued restructuring charges (current liabilities)	$81	$221
Other long-term liabilities	36	-
Total accrued restructuring charges	$117	$221

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

OVERVIEW

We are the most prominent online, technology-enabled real estate brokerage company in the United States. Our company owned-and-operated real estate brokerage serves 19 metropolitan markets with nearly 1,700 licensed REALTORS®. We serve an additional 19 markets through our Powered by Zip, or PbZ, business, which provides our technology platform as an enterprise cloud-based application. We operate ZipRealty.com, which is consistently the most visited real estate brokerage website in the nation according to Hitwise, an information services company, and which attracts about 2.8 million unique monthly visitors. We also provide consumers with highly rated mobile applications that offer all of the key features of our website and optimize them for all major platforms and devices.

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

Recent advances in technology

We made several advances to our consumer and agent facing technology during the third quarter of 2013. The most significant milestone was our development of Mobile Zap and successful alpha and beta testing during the third quarter, which we then launched in October of 2013. Mobile Zap offers agents in both our owned and operated business and our PbZ network the full functionality of the desktop version, augmented with mobile-specific features such as geolocation and one-touch click to call functionality. Mobile Zap provides productivity enhancements over the desktop version with crisp data visualization designed to improve filtering and sorting capabilities for effective and efficient client platform management. Communication is improved with notifications now linked to SMS as well as email to enable an agent to respond more rapidly, which is a metric that resonates well with consumers. The “Quick Add” feature of Mobile Zap allows agents to add new contacts, showing appointments, tasks and calendar items while in the field. The showings option includes a field to capture comments on the home during the visit. Data provided by Agent Comments highlights the agents’ local insight, knowledge and experience to online consumers. We expect that the Mobile Zap launch will increase the number, timeliness and quality of Agent Comments.

In the third quarter, we continued to drive innovation on our website to improve its SEO drawing power. Recognizing the increasing importance of social media to consumer behavior as well as to relevance with respect to search engine algorithms, we developed social sharing buttons on home detail pages, enabling agents to link to their social profiles from their profiles on ZipRealty.com, and opening up social sharing of Agent Reviews. These efforts resulted in social referral traffic that was up more than 50% year-over-year in the third quarter. In addition, Agent Comments continue to be a significant driver for SEO. Agent Comments were up 136% year-over-year in the third quarter, and total 47,859 across the website at October 15, 2013. We expect that Mobile Zap will increase the volume of Agent Comments through increased participation by agents and a higher number of comments per agent.

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

Geographic reach

We conduct our owned-and-operated brokerage services in 19 markets nationwide, all of which were opened prior to May 2009: Austin, TX; Baltimore, MD; Boston, MA; Chicago, IL; Dallas, TX; Denver, CO; Houston, TX; Las Vegas, NV; Los Angeles, CA; Orange County, CA; Orlando, FL; Phoenix, AZ; Richmond, VA; Sacramento, CA; San Diego, CA; San Francisco Bay area, CA; Seattle, WA; Portland, OR; and Washington, DC.

Our Powered by Zip network serves leading local brokerages in 19 markets where we do not otherwise conduct business: Atlanta, GA; Brooklyn, NY; Charlotte, NC; Greater Hudson Valley, NY; Greater Philadelphia area, PA; Jacksonville, FL; Long Island, NY; Miami, FL; Minneapolis, MN; Nashville, TN; Palm Beach, FL; Pittsburgh, PA; Raleigh-Durham, NC; Salt Lake City, UT; Sarasota-Naples, FL; St. Louis, MO; Tampa, FL; Tucson, AZ; and Virginia Beach, VA.

The markets in our owned-and-operated brokerage and Powered by Zip network are served by over 2,200 local, licensed real estate agents, all of whom are independent contractors.

In 2013, we continued to extend our MLS coverage to include several new markets where we do not yet have a physical presence or a PbZ partner. This expanded coverage facilitates expansion of our PbZ network.

We derive all of our revenues from our core business of offering the best proprietary technology and online marketing capabilities available in our industry. We derive the majority of our net revenues from commissions earned in our owned-and-operated brokerage representing buyers and sellers in residential real estate transactions. We record commission revenues net of any commission discount, transaction fee adjustment or, when applicable, rebate. Net transaction revenues are principally driven by our base of real estate professionals whose productivity leads to the number of transactions closed and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission received on each transaction and can vary significantly by market. We also derive revenues from net commission earned by brokerages in our Powered by Zip network. Brokerages in our Powered by Zip network typically pay a combination of a monthly subscription and transaction-based success fee for our full SaaS solution. This solution includes a co-branded website, online agent marketing, a steady stream of leads for their metropolitan area, the Zap brokerage operating system for managing the business, and the full agent functionality of the Zap platform for managing the client interaction, lead incubation and customer service. Additionally, we derive revenues from our website through marketing arrangements with residential mortgage service providers as well as the sale of online display advertising. Finally, we earn lead referral fees. Marketing and other revenues, which includes Powered by Zip revenues, represented approximately 7% of our net revenues for the three months ended September 30, 2013 and 7% for the same period in 2012.

RECENT BUSINESS DEVELOPMENTS

Restructuring and realignment: In early 2011, we began a restructuring to refocus on our core strengths in technology, online marketing and on our most attractive local real estate markets. To that end, we closed our owned-and-operated offices in twelve markets in the first quarter of 2011, two markets in the fourth quarter of 2011, and two markets in the first half of 2012. In fourteen of those markets, we either transitioned our local operations to third-party brokerages in our Powered by Zip network, or we added brokerages to our Powered by Zip network after we had discontinued our local operations. In addition, in early 2012, we reorganized our corporate structure by realigning our organization to operate more efficiently and to refocus our resources on the highest value priorities. We combined our product and marketing functions, and we separated our brokerage operations from our technology and marketing functions. We conducted a further reorganization of our field sales team later in the year, which has empowered our local offices and real estate professionals to make decisions that are better tailored to the dynamics of their particular markets, with the goal of increasing productivity and customer service levels.

Powered by Zip: In 2011, we launched the Powered by Zip program to provide third-party real estate brokerages with our robust proprietary end-to-end technology solution. Since then, we have launched 19 independent brokerage clients that use our technology, which we refer to as Powered by Zip. Over the past year, we have gained significant experience serving our Powered by Zip customers. The terms on which we offer our technology vary among these brokerages because we are still developing, testing and building our business model, and because each brokerage is at a different stage of adoption and incorporation of the technology and services into their business. We currently evaluate each individual brokerage’s performance using the same metrics that we use for our owned-and-operated brokerage, as well as other subjective measures such as the agents’ experience and level of engagement with our technology.

We continue to develop our plans to expand Powered by Zip outside our owned-and-operated service areas.  Our primary objective is to make our technology available to brokerages who seek to earn greater income through more timely and detailed management of their business and into the hands of agents who seek to earn greater income through increased productivity and world class customer service.

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

Current residential real estate market conditions: Recent indicators of national residential real estate market include the following:

•	Volume: According to the National Association of REALTORS®, or NAR, total existing-home sales in September 2013 increased 10.7% year-over-year, with volume increases in all major regions of the country. September 2013 represented the 27th consecutive month of national year-over-year volume increases and the 10th consecutive month of double-digit year-over-year increases. Nevertheless, the size of the year-over-year volume increases declined during the third quarter, as higher home prices and mortgage interest rates reduced home affordability to a five-year low.

•	Price: According to NAR, the national median existing-home price in September 2013 increased 11.7% year-over-year, with price increases in all major regions of the country. The September 2013 year-over-year price increase represented the 19th consecutive month of national year-over-year increases and the 10th consecutive month of double-digit year-over-year increases, but slowed from the almost eight-year peak of 14.7% reached in August 2013. The price increase was likely due, in part, to inventory shortages as well as decreases in the percentage of national home sales that represented distressed properties, which fell to 14% in September 2013 from 24% in September 2012.

•	Inventory: NAR reported an inventory of 2.21 million existing homes available for sale at the end of September 2013, which represented a 5 month supply at the then-current sales pace, and which was up 1.8% year-over-year. NAR believes that a housing supply of over six months is needed for equilibrium between home buyers and sellers, and that current inventory levels favor sellers and contribute to price growth.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carry-forwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at September 30, 2013.

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

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Consolidated statement of operations data (unaudited)	(In thousands, except per share amounts)
Net revenues	$21,816	$19,767	$58,873	$56,128
Operating costs and expenses
Cost of revenues	12,742	11,171	33,837	30,605
Product development (1)	1,912	1,729	5,588	5,224
Sales and marketing	5,451	4,837	15,851	15,694
General and administrative	1,600	1,743	5,151	5,916
Litigation settlement charges (Note 7)	3	5,000	88	5,000
Restructuring charges, net	4	233	66	1,390
Total operating costs and expenses	21,712	24,713	60,581	63,829
Income (loss) from operations	104	(4,946)	(1,708)	(7,701)
Interest income	2	6	5	18
Income (loss) before income taxes	106	(4,940)	(1,703)	(7,683)
Provision for income taxes	12	-	47	-
Net income (loss)	$94	$(4,940)	$(1,750)	$(7,683)
Net income (loss) per share:
Basic	$0.00	$(0.24)	$(0.08)	$(0.37)
Diluted	$0.00	$(0.24)	$(0.08)	$(0.37)
Weighted average common shares outstanding:
Basic	21,114	20,637	20,894	20,630
Diluted	22,492	20,637	20,894	20,630

(1) Amortization of internal-use software and website development costs included in product development	$336	$285	$979	$856

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Consolidated statement of operations data (unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses
Cost of revenues	58.4	56.5	57.5	54.5
Product development	8.8	8.7	9.5	9.3
Sales and marketing	25.0	24.5	26.9	28.0
General and administrative	7.3	8.8	8.7	10.5
Litigation settlement charges	-	25.3	0.1	8.9
Restructuring charges, net	-	1.2	0.1	2.5
Total operating costs and expenses	99.5	125.0	102.8	113.7
Income (loss) from operations	0.5	(25.0)	(2.8)	(13.7)
Interest income	-	-	-	-
Income (loss) before income taxes	0.5	(25.0)	(2.8)	(13.7)
Provision for income taxes	0.1	-	0.1	-
Net income (loss)	0.4%	(25.0)%	(2.9)%	(13.7)%

_______

Comparison of the three months ended September 30, 2013 and 2012

Other operating data (1)

	Three Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Number of markets-same markets (2)	19	19	-
Number of markets-total markets (2)	19	19	-

Number of transactions closed during the period-same markets (3)	2,749	2,676	73	2.7%
Number of transactions closed during the period-total markets (3)	2,749	2,687	62	2.3%

Average net revenue per transaction-same markets (4)	$7,352	$6,812	$540	7.9%
Average net revenue per transaction-total markets (4)	$7,352	$6,816	$536	7.9%

Number of agents at end of the period-same markets	1,692	1,583	109	6.9%
Number of agents at end of the period-total markets	1,692	1,583	109	6.9%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion and the Long Island portion of our Greater Hudson Valley brokerage operations were transitioned to third-party brokerages in the Powered by Zip network during the quarter ended June 30, 2012 and September 30, 2012, respectively, and are excluded from the owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Three Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Net transaction revenues:	(In thousands)
Same market	$20,211	$18,229	$1,982	10.9%
Closed market	-	87	(87)	(100.0)%
	20,211	18,316	1,895	10.3%
Marketing and other revenues	1,605	1,451	154	10.6%
Total net revenues	$21,816	$19,767	$2,049	10.4%

The increase in our net transaction revenues of $1.9 million or 10.3% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was driven primarily by increases in net revenue per transaction of $536 or 7.9% and an increase in the number of transactions closed during the period of 62 or 2.3%. Transactions closed during the period on a same market basis were 2,749 compared to 2,676 last year, an increase of 73 or 2.7%. We believe the increase in same market transaction volume was attributable to the positive impact of our recently implemented agent recruiting activities combined with increases in inventory over the past quarter and associated moderation of home price growth over the same period in some markets we serve. The market continues to be impacted by reduced availability of mortgage financing and low inventory. Same market average net revenue per transaction for the period was $7,352 compared to $6,812 last year, an increase of $540 or 7.9%, due to the impact of higher average homesale prices. The increase in marketing and other revenues for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.2 million and lead generation of $0.1 million offset by a decrease in advertising income of $0.1 million.

We expect our net revenues will increase modestly in 2013 compared to 2012, driven mainly by an increase in the average net revenue per transaction with increasing growth in the overall number of transactions closed in the second half of the year. We also expect our marketing and other revenue will increase for 2013 primarily attributable to increased revenues from our Powered by Zip network and greater marketing agreement revenues.

Cost of revenues

	Three Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Cost of revenues:	(In thousands)
Same markets	$12,742	$11,130	$1,612	14.5%
Closed markets	-	41	(41)	(100.0)%
Total	$12,742	$11,171	$1,571	14.1%

The increase in cost of revenues for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was related to higher commission rates paid to agents. Same market cost of revenues for the three months ended September 30, 2013 were $12.7 million compared to $11.1 million for the three months ended September 30, 2012. Agent commissions increased by approximately $1.5 million or 13.8%. Same market cost of revenues as a percentage of net transaction revenues was 63.0% in the three months ended September 30, 2013 compared to 61.1% in the three months ended September 30, 2012.

We expect our cost of revenues will increase in 2013, compared to 2012, because of an expected increase in same market net revenues. Our cost of revenues moves in relation to the same market net revenues on which commissions are based and also increases or decreases as a result of the mix of commission rates paid to our agents.

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

	Three Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Product development	$1,912	$1,729	$183	10.6%

The increase in product development expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due primarily to increases to salaries and benefits of $0.1 million and technology infrastructure costs of $0.1 million. As a percentage of net revenues, product development expenses increased by 0.1 percentage points for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

We expect to continue enhancing tools and features on our website and technology platform for consumers and brokers in our Powered by Zip network and expect that our product development expenses will increase in 2013, compared to 2012, in absolute dollars.

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

	Three Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Sales and marketing:	(In thousands)
Market level	$3,964	$3,778	$186	4.9%
Regional/corporate support and marketing	1,487	1,059	428	40.4%
Total	$5,451	$4,837	$614	12.7%

Market level sales and marketing expenses increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase of $0.2 million or 4.9% was principally attributable to increases in salaries and benefits of $0.2 million. As a percentage of net revenues, market level sales and marketing expenses were 18.2% in 2013 compared to 19.1% in 2012.

Regional/corporate sales support and marketing expenses increased by $0.4 million and consisted primarily of increases to salaries and benefits of $0.3 million and customer acquisition and marketing expenses of $0.1 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 6.8% in 2013 compared to 5.4% in 2012.

We expect our market level and regional/corporate sales and marketing expenses to increase in absolute dollars and as a percentage of net revenues for 2013, compared to 2012, primarily as a result of our Powered by Zip expansion and associated sales and marketing activities.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expenses related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
General and administrative	$1,600	$1,743	$(143)	(8.2)%

General and administrative expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 decreased by approximately $0.1 million or 8.2% and were primarily attributable to decreased professional fees of $0.3 million offset by an increase in salaries and benefits of $0.1 million and facilities and operating expenses of $0.1 million. As a percentage of net revenues, general and administrative expenses were 7.3% for the three months ended September 30, 2013 compared to 8.8% in the three months ended September 30, 2012.

We expect our general and administrative expenses for 2013, compared to 2012, will decrease in absolute dollars and as a percentage of net revenues primarily as a result of our 2011 and 2012 restructurings and the reduction in consulting and professional fees.

Restructuring charges, net

	Three Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$4	$233	$(229)	(98.3)%

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

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Interest income	$2	$6	$(4)	(66.7)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was due primarily to lower average balances. The lower average balances were attributable primarily to cash used in our operating activities as a result of the litigation settlement charges of $5.8 million in 2012 and the net loss incurred during the three months ended March 31, 2013.

Comparison of the nine months ended September 30, 2013 and 2012

Other operating data (1)

	Nine Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change

Number of markets-same markets (2)	19	19	-
Number of markets-total markets (2)	19	19	-

Number of transactions closed during the period-same markets (3)	7,601	7,904	(303)	(3.8)%
Number of transactions closed during the period-total markets (3)	7,601	8,023	(422)	(5.3)%

Average net revenue per transaction-same markets (4)	$7,142	$6,502	$640	9.8%
Average net revenue per transaction-total markets (4)	$7,142	$6,501	$641	9.9%

Number of agents at end of the period-same markets	1,692	1,583	109	6.9%
Number of agents at end of the period-total markets	1,692	1,583	109	6.9%

(1)	Other operating data includes our owned-and-operated markets only.

(2)	Our brokerage operations in Salt Lake City were closed and transitioned to a brokerage in the Powered by Zip network during the quarter ended March 31, 2012. The Westchester/Bronx portion and the Long Island portion of our Greater Hudson Valley brokerage operations were transitioned to third-party brokerages in the Powered by Zip network during the quarter ended June 30, 2012 and September 30, 2012, respectively, and are excluded from the owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Nine Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Net transaction revenues:	(In thousands)
Same market	$54,283	$51,389	$2,894	5.6%
Closed market	-	767	(767)	(100.0)%
	54,283	52,156	2,127	4.1%
Marketing and other revenues	4,590	3,972	618	15.6%
Total net revenues	$58,873	$56,128	$2,745	4.9%

The increase in our net transaction revenues of $2.1 million or 4.1% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was driven primarily by increases in net revenue per transaction of $641 or 9.9% offset by a decrease in the number of transactions closed during the period of 422 or 5.3%. Transactions closed during the period on a same market basis were 7,601 compared to 7,904 last year, a decrease of 303 or 3.8%. We believe the decrease in same market transaction volume was attributable to agent turnover along with inventory constraints and a year-over-year decline in home sale transactions in some markets we serve. The market continues to be impacted by reduced availability of mortgage financing and low inventory. Same market average net revenue per transaction for the period was $7,142 compared to $6,502 last year, an increase of $640 or 9.8%, due to the impact of higher average homesale prices. The increase in marketing and other revenues for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 of $0.6 million was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.4 million, advertising income of $0.1 million, and lead generation of $0.1 million.

We expect our net revenues will increase modestly in 2013 compared to 2012, driven by mainly by an increase in the average net revenue per transaction with increasing growth in the overall number of transactions closed in the second half of the year. We also expect our marketing and other revenue will increase for 2013 primarily attributable to increased revenues from our Powered by Zip network and greater marketing agreement revenues.

Cost of revenues

	Nine Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Cost of revenues:	(In thousands)
Same markets	$33,837	$30,235	$3,602	11.9%
Closed markets	-	370	(370)	(100.0)%
Total	$33,837	$30,605	$3,232	10.6%

The increase in cost of revenues for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was related to higher commission rates paid to agents. Same market cost of revenues for the nine months ended September 30, 2013 were $33.8 million compared to $30.2 million for the nine months ended September 30, 2012. Agent commissions increased by approximately $3.2 million or 10.4%. Same market cost of revenues as a percentage of net transaction revenues was 62.3% in the nine months ended September 30, 2013 compared to 58.0% in the nine months ended September 30, 2012.

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

	Nine Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Product development	$5,588	$5,224	$364	7.0%

The increase in product development expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due primarily to increases in salaries and benefits of $0.1 million, technology infrastructure costs of $0.1 million and amortization of internal use software of $0.1 million. As a percentage of net revenues, product development expenses increased by 0.2 percentage points for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

We expect to continue enhancing tools and features on our website and technology platform for consumers and brokers in our Powered by Zip network and expect that our product development expenses will increase in 2013, compared to 2012, in absolute dollars.

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

	Nine Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Sales and marketing:	(In thousands)
Market level	$11,651	$12,295	$(644)	(5.2)%
Regional/corporate support and marketing	4,200	3,399	801	23.6%
Total	$15,851	$15,694	$157	1.0%

Market level sales and marketing expenses decreased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of closing markets and eliminating positions in our remaining markets attributable to our 2011 and 2012 restructurings. The decrease of $0.6 million or 5.2% was principally attributable to decreases in customer acquisition and marketing costs of $0.6 million and facilities and operating expenses of $0.4 million offset by an increase in salaries and benefits of $0.3 million and recruiting and training expenses of $0.1 million. Approximately $0.4 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net revenues, market level sales and marketing expenses were 19.8% in 2013 compared to 21.9% in 2012.

Regional/corporate sales support and marketing expenses increased by $0.8 million and consisted primarily of increases to salaries and benefits of $0.4 million, customer acquisition and marketing expenses of $0.4 million and facilities and operation expenses of $0.1 million offset by a decrease in advertising and marketing expenses of $0.1 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 7.1% in 2013 compared to 6.1% in 2012.

We expect our market level and regional/corporate sales and marketing expenses to increase in absolute dollars and as a percentage of net revenues for 2013, compared to 2012, primarily as a result of our Powered by Zip expansion and associated sales and marketing activities.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expenses related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Nine Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
General and administrative	$5,151	$5,916	$(765)	(12.9)%

General and administrative expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 decreased by approximately $0.8 million or 12.9% and were primarily attributable to decreased professional fees of $0.6 million, salaries and benefits of $0.2 million and facilities and operating expenses of $0.1 million offset by an increase in recruiting and training expenses of $0.1 million. As a percentage of net revenues, general and administrative expenses were 8.7% for the nine months ended September 30, 2013 compared to 10.5% in the nine months ended September 30, 2012.

We expect our general and administrative expenses for 2013, compared to 2012, will decrease in absolute dollars and as a percentage of net revenues primarily as a result of our 2011 and 2012 restructurings and the reduction in consulting and professional fees.

Restructuring charges, net

	Nine Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$66	$1,390	$(1,324)	(95.3)%

  On March 31, 2012, we announced a restructuring, including a work force realignment to more appropriately allocate resources to key strategic initiatives and the closing of brokerage operations in our Salt Lake City market. The associated restructuring charges incurred in the nine months ended September 30, 2013 of $0.1 million included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. During the three months ended March 31, 2011, we announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions which we expect to pay over the remaining terms of our lease obligations.

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Nine Months Ended September 30,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Interest income	$5	$18	$(13)	(72.2)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due primarily to lower average balances. The lower average balances were attributable primarily to cash used in our operating activities as a result of the litigation settlement charges of $5.8 million in 2012 and the net loss incurred during the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2013 are our cash and cash equivalents. As of September 30, 2013, we had cash and cash equivalents at fair value of $14.5 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities provided cash in the amount of $1.0 million and used cash in the amount of $1.8 million in the nine months ended September 30, 2013 and 2012, respectively. Cash provided in the nine months ended September 30, 2013 resulted primarily from a net loss of $1.8 million offset by net changes in operating assets and liabilities of $0.3 million and other non-cash adjustments of $2.5 million. The non-cash adjustments resulted primarily from $1.4 million of depreciation and amortization and $1.0 million of stock-based compensation expense. The increase in cash provided attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, prepaid expenses, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the nine months ended September 30, 2012 resulted primarily from a net loss of $7.7 million offset by net changes in operating assets and liabilities of $3.6 million and non-cash adjustments of $2.2 million. The decrease in cash used attributable to the net change in operating assets and liabilities was mainly driven by timing differences in accounts payable, accounts receivable, prepaid expenses, and accrued expenses relating to the litigation settlement of $5 million along with agent compensation bonuses, and customer acquisition expenses. The non-cash adjustments resulted primarily from $1.3 million of depreciation and amortization and $0.9 million of stock-based compensation expense.

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

Investing activities

Our investing activities used cash of $1.9 million in the nine months ended September 30, 2013 and provided cash of $6.7 million in the nine months ended September 30, 2012. Cash used in the nine months ended September 30, 2013 represents the purchase of property and equipment, including amounts for website development and internal use software. Cash provided in the nine months ended September 30, 2012 represent the net proceeds from the sales and maturity of short-term investments of $8.0 million less $1.3 million in purchases of property and equipment, including amounts for website development and internal use software.

Currently, we expect our remaining 2013 capital expenditures to be approximately $0.7 million primarily attributable to amounts capitalized for internal-use software and website development costs as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash of $2.5 million and $0.1 million in the nine months ended September 30, 2013 and 2012, respectively, primarily from proceeds from stock option exercises.

Future needs

We believe that our current cash and cash equivalents will be sufficient to fund cash used in our operations, restructurings and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and online marketing initiatives, our rate of growth in our local markets and in expanding our Powered by Zip broker referral network and possible litigation settlements and legal fees. In addition, our capital requirements may be affected by the macroeconomic environment and state of the residential real estate market, and if they suffer, we may have a greater need to fund our business by using our cash and cash equivalents, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through February 2019. The following table provides summary information concerning our future obligations and commitments as of September 30, 2013:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating lease commitments	$1,804	$2,897	$1,149	$51	$5,901

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

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net revenue	$21,816	$19,767	$58,873	$56,128
Adjusted EBITDA	$1,075	$1,021	$913	$811
Adjusted EBITDA margin	4.9%	5.2%	1.6%	1.4%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net income (loss), for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of non-GAAP Adjusted EBITDA to net income (loss)	(In thousands)
Net income (loss)	$94	$(4,940)	$(1,750)	$(7,683)
Add back:
Interest income	(2)	(6)	(5)	(18)
Provision for income taxes	12	-	47	-
Depreciation and amortization	482	448	1,429	1,318
Stock-based compensation expense	482	366	1,038	884
Restructuring charges, net	4	153	66	1,310
Litigation settlement charges (non-core-operating) (1)	3	5,000	88	5,000
Non-GAAP Adjusted EBITDA	$1,075	$1,021	$913	$811

(1)	Litigation settlement charges (non-core operations) represents amounts we consider not reflective our core ongoing operations and includes settlement and claim expense for litigation associated with our former model for our agents which has since been transitioned from an employee to an independent contractor model.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of September 30, 2013 and 2012, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at September 30, 2013 and 2012, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 29, 2012, one real estate agent formerly employed by us, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc., concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. On April 2, 2012, we filed an answer denying these allegations because we believe that our sales agents, whose job duties consisted exclusively of selling residential real estate, were properly classified as “outside salespersons” and were compensated accordingly in full compliance with California law. Additionally, we filed a cross complaint against Ms. Adewumni for fraud and breach of contract, in which we alleged that she created false client accounts that resulted in her receiving higher commission payments than she was entitled to receive under her employment agreement. On May 20, 2013, Ms. Adewumni dropped the class claims in her complaint and, thus, this case now involves only the claims of individual plaintiff, Tracy Adewumni. We have completed further investigation and discovery and continue to believe that Ms. Adewumni’s claims are without merit. Litigation is ongoing, and the case is set for trial in February 2014. No estimate of possible loss, if any, can be made at this time.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2012. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended September 30, 2013, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Date: November 8, 2013

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

