Form 10-K
period 2013-12-31
ZIPREALTY INC
filed 2014-03-10
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51002

ZIPREALTY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3319956
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2000 POWELL STREET, SUITE 300, EMERYVILLE, CA	94608
(Address of principal executive offices)	(Zip Code)

(510) 735-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Shares of Common Stock, $0.001 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (meaning all shares not beneficially owned by directors or executive officers of the registrant or their known affiliates) was approximately $51.4 million (based on a price of $3.13 per share, which was the closing price of the registrant’s common stock on The NASDAQ Stock Market) on the last business day of the registrant’s most recently completed second fiscal quarter.

The number of outstanding shares of common stock of the registrant as of March 4, 2014 was 21,695,909.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3), Part III, Items 10, 11, 12, 13 and 14 of this annual report on Form 10-K incorporate by reference information from the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2013.

Special note regarding forward-looking statements

This report includes forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and operations, and plans and objectives of management are forward-looking statements. The words “believe,” “may,” “will likely,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “aim,” “expect,” “plan,” “potential,” “predict,” “project,” “designed,” “provides,” “facilitates,” “assists,” “helps” or the negatives of these terms and other similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	trends in the residential real estate market, the market for mortgages, and the general economy;

•	our future financial results;

•	our future growth;

•	our future advertising and marketing activities; and

•	our future investment in technology.

We have based these forward-looking statements principally on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

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

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by law, we do not intend to update or revise any forward-looking statement contained in this report.

Trademarks

“ZipRealty” is one of our registered trademarks in the United States. We also own the rights to the domain name “www.Real-Estate.com.” “REALTOR” and “REALTORS” are registered trademarks of the National Association of REALTORS®, or NAR. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners. We do not intend our use or display of other companies’ trademarks, trade names or service marks to imply relationships with, or endorsement or sponsorship of us by, these other companies.

Internet site

Our Internet address is www.ziprealty.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our Internet website. Information contained on, or that can be accessed through our website does not constitute a part of this annual report on Form 10-K, and inclusions of our Internet address in this annual report on Form 10-K are inactive textual references only.

 Where you can find additional information

 We are a reporting company under the Exchange Act and we file reports, proxy statements and other information with the SEC. You may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as ZipRealty, that file electronically with the SEC.

PART I

Item 1.     Business:

OVERVIEW

Our mission is to lead a movement within the residential real estate industry by offering consumers the most accurate and complete home data for the buying and selling process and providing the highest quality technology to real estate professionals and brokerages. We seek to empower real estate professionals in delivering outstanding personal service through the most effective and valuable customer service platform in the industry. We seek to provide brokerages with an operating system that enables them to transition their businesses into the digital realm.

General

We are a leading online, technology-enabled residential real estate brokerage company. Our company owned-and-operated real estate brokerage serves 19 metropolitan markets with over 1,700 licensed REALTORS®. We serve an additional 20 markets through our Powered by Zip, or PbZ, business, which provides our technology platform for acquiring and incubating new customer relationships and for managing real estate transactions. We operate ZipRealty.com, which is consistently one of the most visited real estate brokerage websites in the nation according to reports generated with Google Analytics, a website traffic analysis service. ZipRealty.com attracts approximately 2.6 million unique monthly visitors. We also provide consumers with highly rated mobile applications that offer all of the key features of our website and optimize them for all major platforms and devices.

Both our owned-and-operated brokerage and our Powered by Zip client platform share the same internal engine: the powerful proprietary customer service technology, known as Zap, and the online marketing capabilities that form the foundation of our business. We developed Zap over a 15 year period during which our technology team partnered with REALTORS® across the country to collaboratively develop a customer service platform that empowers real estate professionals to deliver superior customer service using a significantly more efficient approach. We refer to this innovation feedback loop as our “innovation factory” and believe that our disciplined management of this process directly led to Zap’s success in our brokerage and our Powered by Zip clients and also allows us to keep this application on the cutting-edge.

As the direct result of offering the most accurate, timely and comprehensive housing information, buyers using our services can quickly find relevant home listings that meet their search criteria and are well positioned when they are ready to interact with local REALTORS® affiliated with our owned-and-operated brokerage or our PbZ clients. At the same time, sellers using our system gain confidence in the pricing and marketing of their home to interested home buyers.

Who we serve

Our proprietary technology, established reputation as a full service online brokerage, and Powered by Zip business, as well as our prominence both online and in mobile, allow us to serve three main constituencies in the residential real estate industry:

•        First and foremost, we serve serious consumers, which we define as those who expect to purchase or sell a home within the next six to eighteen months. We offer these consumers our technology and services to provide control, choice and seamless, customized service. Through ZipRealty.com and our award-winning mobile apps, we provide consumers with the most accurate and relevant data on homes currently for sale wrapped up in an easy-to-use interface and, when they are ready, connect them with knowledgeable local REALTORS® to assist them through every step of their real estate transaction.

•        Second, we serve real estate professionals in our owned-and-operated brokerage business. For these professionals, who seek more productive ways to conduct business in the competitive residential real estate industry, we generate a large base of customer leads which, through an advanced algorithm developed over the course of 15 years, have been systematically matched to yield productive agent-client relationships. These leads are made even more valuable with Zap, which is a system that helps incubate customer relationships with the assistance of powerful prospecting tools and real-time data on client activity that enables agents to provide excellent anticipatory service. In October 2013, we launched a mobile Zap application, which allows agents to access the full functionality of the system via their smartphone or tablet while in the field. In the fourth quarter of 2013, 85% of our owned-and-operated brokerage agents accessed our mobile Zap application at some point. We also market ZipRealty-affiliated REALTORS® on ZipRealty.com by showcasing their local expertise and real estate transaction activity. We also provide these individuals with personalized agent profile pages accessible online and via mobile devices.

•        Third, we serve other real estate brokerages and their affiliated agents who seek a competitive edge in this new era in which consumers are increasingly using online services for home buying and selling. Brokerages empowered with Zap enjoy online analytical metrics on consumer behavior, and real-time visibility on their leads, transaction pipeline and brokerage operations. With a wide array of analytics, brokerages can measure productivity by agent and allocate leads and resources in a targeted manner. Further, by utilizing our SaaS-based Zap technology platform, our PbZ brokerage clients benefit from our rapid innovation cycle without the burden of expensive IT maintenance and software upgrade costs.

Geographic reach

We conduct our owned-and-operated brokerage services in 19 markets nationwide: Austin, TX; Baltimore, MD; Boston, MA; Chicago, IL; Dallas, TX; Denver, CO; Houston, TX; Las Vegas, NV; Los Angeles, CA; Orange County, CA; Orlando, FL; Phoenix, AZ; Richmond, VA; Sacramento, CA; San Diego, CA; San Francisco Bay Area, CA; Seattle, WA; Portland, OR; and Washington, DC.

Our Powered by Zip business serves leading local brokerages in 20 markets where we do not otherwise conduct business: Atlanta, GA; Brooklyn, NY; Charlotte, NC; Greater Hudson Valley, NY; Greater Philadelphia area, PA; Harrisburg, PA; Jacksonville, FL; Long Island, NY; Miami, FL; Minneapolis, MN; Nashville, TN; Palm Beach, FL; Pittsburgh, PA; Raleigh-Durham, NC; Salt Lake City, UT; Sarasota-Naples, FL; St. Louis, MO; Tampa, FL; Tucson, AZ; and Virginia Beach, VA.

Our Powered by Zip clients retain over 620 agents, bringing the total agent count in the markets served by our owned-and-operated brokerage and Powered by Zip clients to nearly 2,400 local, licensed real estate agents, all of whom are independent contractors.

In 2013, we continued to extend our Multiple Listing Service, or MLS, coverage to include several new markets where we do not yet have a full-scale owned-and-operated presence or a PbZ client. This expanded coverage also plays a role in facilitating expansion of our PbZ client base.

INDUSTRY FUNDAMENTALS

Real estate consumers increasingly demand better data and services

Modern real estate consumers are seeking ways to personally conduct their home buying or selling process in addition to working with a real estate professional. We are observing a trend towards an increase in consumers’ demands for data and information services to support their housing search. Only a few years ago, online consumers could hope to obtain little more than free, easily accessible housing data, with limited expectations of data accuracy or completeness. Today’s sophisticated consumers can demand high quality listings data, presented in a format free from intrusive ads, and augmented by rich home and neighborhood information, as well as analytical tools to help them estimate the value of a home accurately. Additionally, consumers can now access all of this information via mobile applications that further enhance the data richness through the use of features unique to mobile devices such as geolocation and virtual augmentation.

Today’s real estate consumers rely heavily on the Internet for the home search and buying process

According to the NAR 2013 Profile of Home Buyers and Sellers, 92% of home buyers used the Internet to search for homes and 56% of all buyers looked online for properties for sale or for information about the home buying process as their first action in beginning a search. Among surveyed home buyers, 81% reported that online websites were “very useful,” a higher rate than any other source. According to the same survey, 43% of all home buyers ultimately found the home they purchased on the Internet. This rate has increased every year since these data were collected, growing from an 8% rate in 2001.

Consumers who use the Internet for home searches demonstrate a high propensity to pursue the homes they view online

According to the NAR 2013 Profile of Home Buyers and Sellers, of home buyers who used the Internet in their home search, 75% indicated that their online search resulted in their driving by or viewing a home in person, and 63% indicated that it resulted in their walking through a home that they viewed online. The high ratio of in-person visits to online searches suggests that online consumers are very interested in pursuing the homes they view online. We believe real estate agents find leads to these online consumers to be very valuable.

Mobile devices are becoming increasingly useful and essential to the real estate industry

According to the REAL Trends 2013 Online Performance Study, over 30% of online real estate searches came from mobile devices. This percentage is up from 21% in 2012 and 11% in 2011. Consumers surveyed primarily used mobile devices to browse general home information, get directions to visit a home, and compare home prices. However, consumer mobile usage also drives consumers to take action: 28% of respondents called a brokerage, 21% located a listing agent, and 18% contacted a brokerage other than by calling.

Consumers are beginning to use the Internet to find REALTORS®

According to the NAR 2013 Profile of Home Buyers and Sellers, the number one way in which consumers found an agent was through a referral by friend, neighbor of relative, with 42% of all buyers and 39% of all sellers connecting with agents in this way. Internet websites ranked third at 9% for buyers, and for sellers, the proportion was even lower at 4%. Among home buyers who used the Internet in their home search, 30% indicated that their online search resulted in their finding an agent to assist them in searching for or buying a home. We believe that consumers will increasingly use the Internet to find an agent just as they do for finding their new home.

Consumers demand high responsiveness from REALTORS®

Consumer expectations of customer service, possibly influenced by increased responsiveness of Internet-based services, are higher than ever. According to The REAL Trends 2013 Online Performance Study, 45% of consumers expect an agent to respond to initial contact within 15 minutes, and 56% of consumers expect a response within 30 minutes. Approximately nine out of ten consumers surveyed stated that response time was very important when choosing their agent.

Real estate consumers still value the assistance of REALTORS®

Despite advances in technology, consumers still want the help of a real estate professional when buying or selling a home. According to the NAR 2013 Profile of Home Buyers and Sellers, 88% of home buyers and 88% of home sellers used a real estate agent or broker. By contrast, in 2001, only 69% of home buyers used an agent. Consumers rely upon agents for a better understanding of the home transaction process, opinions on the condition of the homes under consideration, experience with service providers, knowledge of the local markets, and negotiating the terms of transactions. We believe that consumers will continue to rely upon brokers and agents for home buying and selling expertise for the foreseeable future.

REALTORS® face strong challenges to make real estate their primary livelihood

The real estate profession is characterized by low barriers to entry for new agents, and in recent years the reported real estate agent population has increased relative to the number of homes sold. From 1997 to 2006, NAR membership surged 90%, while the total annual sales of new and existing homes increased by only 45%. Following the onset of the housing crisis, NAR membership shrank by 21% from 2006 to 2010 while total annual home sales declined by 31% in the same period. This fragmentation of the market can be observed in the trend of sales volume per agent over the 1997 to 2013 period. In 1997, there were 14 transactions per agent; by 2013, this ratio fell to 11. Another means of measuring fragmentation is through comparison of NAR membership with the U.S. population. U.S. census data for 2012 shows that there is approximately one real estate agent for every 230 people in the United States aged 18 to 75. With so many agents available to conduct a transaction, it is harder now than ever for new agents to establish themselves in their local markets and gain market share.

This intense competition makes it difficult for many REALTORS® to earn a wage that allows them to focus exclusively on their profession. In the 2013 NAR Member Profile survey, respondents had a median gross income of $43,500 in 2012, before paying the marketing, technology, transportation and other expenses typical in this profession.

REALTORS® have not fully embraced emerging technology in the real estate industry

Despite fierce competition for customers and transactions, many REALTORS® still struggle to be responsive in contacting online leads. The REAL Trends 2013 Online Performance Study found that surveyed agents responded to online customer leads 55% of the time, but only 23% of those agents followed up with a phone call. Of those agents who did respond to leads, the average response time was over eight hours. These response metrics do not appear to meet prevailing consumer expectations of receiving a response in under 30 minutes. We believe one explanation for this lack of adequate responsiveness is that most agents do not have the technology required to effectively interact with and serve online customer leads. We believe that many agents either do not recognize the importance and usefulness of customer service technology, cannot afford to acquire it, or do not have access to training on how to use technology efficiently and effectively in their business.

Support for this specific explanation comes from a 2013 NAR Member Profile poll showing that 36% of all REALTORS® do not have a website. Of these agents, 78% have no plans to have one in the future.

Brokerage profit margins are under pressure due to competition for talent

Brokerages historically retained a higher percentage of homesale commissions as compared to today’s industry standards. In return, the brokerages provided their agents with corporate services such as training, office space, advertising and marketing. The office presence, listing signs and radio, television and print advertising gave the brokerage local prominence that it leveraged to generate listing and sale opportunities for agents. The 1980’s saw the emergence of new brokerage models that offered agents higher commission splits. By 2011, the average residential real estate brokerage retained just 27% of homesale commissions, according to the REAL Trends 2012 Brokerage Performance Report. As a result of this trend toward less favorable splits on commissions, the average brokerage office generated a net income margin on their real estate brokerage operations of just 0.8%.

Brokerages increasingly struggle to drive transaction volume for their agents

Faced with their relatively modest profit margins, many brokerages are increasingly challenged to provide the support, systems and client leads that most agents need to be successful full-time real estate professionals. Brokerage marketing spending trends reflect these pressures: According to the Newspaper Association of America, between 2006 and 2012, annual newspaper real estate classified advertising expenditures fell by an estimated $4.4 billion, which translates to a drop in ad spending of over $600 per home sale during that period reported by NAR. The 2012 estimated figure of $157 in newspaper real estate classified advertising expenditure per home sale is 76% lower than that in 1995. In 2011, the average brokerage office spent just $117 per agent per month on advertising and marketing, according to the REAL Trends 2012 Brokerage Performance Report.

Brokerages are not investing sufficiently to meet consumers’ use of online technology

The pressure on brokerage profit margins makes it more difficult for brokerages to easily invest in technology. The REAL Trends 2012 Brokerage Performance Report found that the average brokerage office spent just $10 per agent per month on Internet advertising, including Search Engine Optimization, or SEO, and Search Engine Marketing, or SEM, to generate online leads. The fact this amount rose just $0.50 from the prior year indicates that the average sales office is not keeping up with the growth of online traffic in the residential real estate category.

Further, brokerages have not allocated resources to manage online leads. According to the REAL Trends 2013 Online Performance Study, only 42% of brokerages established what the industry terms an e-Team, meaning a subset of the brokerage’s agents who receive and service all online leads not associated with the brokerage’s listings. Of those brokerages that do field an e-Team, only 5% of their total agent base serves on this team. Nearly half of the e-Teams operated without rules requiring response times, and for those e-Teams with response time rules, the response time averaged 27 minutes. From this data, we surmise that less than one-quarter of brokerages have established the infrastructure to meet the expectations of a majority of online consumers, despite the report’s finding that the average e-Team agent increased productivity by 1.5 transactions per year.

Market Opportunity

ZipRealty competes in the U.S. residential real estate market by serving both buyers and sellers of new and existing homes. Residential real estate brokerage companies typically generate revenue by charging a commission, sometimes in combination with a flat fee, on the value of the home transaction.

Based upon preliminary data from the U.S. Census Bureau, the total housing inventory for the United States was 132.9 million units in the fourth quarter of 2013. With the sharp increase in home prices during 2013, our current estimate of the total value of the U.S. housing stock is in excess of $25 trillion. The turnover of this housing stock is what fuels the real estate industry. Since 1970, total home sales have represented approximately 4.4% of total housing stock. In 2013, we estimate that U.S. housing stock turnover rate was 4.3% based upon a preliminary home sales estimate of 5.7 million units. Based upon NAR research, we estimate the value of the residential real estate market in 2013 to have been approximately $1.1 trillion, with total commissions estimated at over $50 billion.

If our estimate is accurate, the 2013 transaction volume represents an approximate decline of 32% from the U.S. historical record of 8.4 million recorded transactions, which was set in 2005. It would also reflect a 27% volume increase from the 4.5 million transactions recorded in 2011, which marked a 16-year low in transaction volume. Between 2005 and 2013, the home ownership rate dropped from 69% of households to 65%. These data points highlight the depth of the previous housing market slump, as well as the more recent improvement in the industry. However, two sets of data may indicate that the housing recovery is pausing in the short term. For example, 2013 is the second consecutive year in which home ownership rates remained in the 65.0% to 65.4% range. NAR’s Housing Affordability Index for the first three quarters of 2013 registered consecutive declines, which correspond to increasing home sales prices and a concurrent increase in mortgage interest rates. The NAR Housing Affordability Index did show growth in the fourth quarter of 2013, but it is forecasted to be in the range of 128 to 164 over the next four quarters, which indicates that home ownership rates may continue at their current level.

Market Fragmentation

The market for residential real estate: The residential real estate industry is considered to be highly fragmented, with participation by thousands of brokerages, over one million agents, and a wide variety of technology vendors all vying for a portion of the significant commission dollars generated by homesale transactions. According to a report produced by REAL Trends, the top 1,337 brokerage firms by unit volume, operating with a total of 328,046 agents out of 7,522 offices, conducted 3.0 million homesale transaction sides in 2012. This volume represents only 30% of the total for that year and the associated agent count is approximately one-third of the entire NAR membership.

The market for residential real estate technology: The technology vendor market for residential real estate is heavily fragmented as well, with a wide variety of business models serving some portion of the activities that comprise the residential real estate industry value chain. Branded consumer-facing websites focused primarily on presenting home listings data and generating leads for real estate agents have built strong consumer mindshare in a relatively short timeframe. Their success has brought them closer to competition with traditional real estate brands, which still command the highest awareness among consumers. The emergence of large, independent real estate websites has also spawned an increase in the number of technology vendors seeking to sell a wide variety of services to the real estate industry.

•	Lead generation and information tools: The list of real estate technology services offered is extensive. Thousands of websites with real estate terms in their Uniform Resource Locator, or URL, text string generate online consumer leads for sale or distribution to brokerages and agents. Other media properties connect with the MLS to display listings data, often for a certain region, and likewise generate leads for sale or provide agent websites populated with local listings. For media properties with listings data, numerous vendors offer end-user experience enhancements for home buyers with data services such as localized information on neighborhood amenities, school ratings, public transit access and walk scores, as well as online features to rank and opine on local real estate agents. Other companies offer home seller tools such as Automated Valuation Metrics, or AVM, and selling process guides.

•	Marketing tools: As with many e-commerce categories, our industry includes a myriad of third-party technology vendors, some of which are solely real estate focused, providing web analytics, SEO consulting, and SEM services. The recent dramatic increase in mobile device penetration has given rise to mobile website and application developer vendors. Agents often seek to utilize social media as a channel for garnering awareness in their communities; therefore, social media vendors can be considered industry participants as well.

•	Productivity tools: With online activities capturing a growing share of home buyers and sellers and generating an increasing number of consumer leads, we believe productivity tools for agents and brokerages are more important than ever before. Agents can meet this need with a wide variety of vendor tools, ranging from a well-organized paper-based filing system, to basic spreadsheet and database software, to software integrating website hosting, email marketing tools, and on-demand printing services, to advanced Customer Relationship Management, or CRM, systems with full vertical integration. The market for agent productivity tools is less mature than that for other technology services, as the need developed only after the explosive growth in online leads. The development of brokerage productivity tools generally lags behind that of agent productivity tools, as brokerages have not allocated significant resources toward capturing and servicing online consumers. Although investments in this area have been insufficient to fully implement technological advancements, they are increasing. Several companies serve this market with tools for smaller brokerages and for agent teams, none of which is now the readily identified, leading or dominant brokerage operating system provider.

OUR SOLUTION

We offer a full, start-to-finish residential real estate transaction solution. Our solution begins with a consumer’s first home search or listing appointment from a desktop computer, tablet or a mobile device, extends to the first client-and-agent interaction that typically occurs six to eighteen months later, and continues even after a home transaction has closed to include the incubation of repeat and referral business. Our solution is built on the following core competitive advantages:

The Best Information - Accurate, Timely and Relevant Data on Homes for Sale

Through our website and mobile applications, consumers and real estate professionals can freely access information on all broker-listed homes in the MLS in markets that we serve either through our owned-and-operated brokerage or our PbZ business. The MLS is a database of local listings shared by brokers. Because we are a licensed broker ourselves and we serve other licensed brokers directly via PbZ, we are able to access and show all MLS listings except in rare cases when the sellers specifically request that their listings not be published on the Internet. We update our website at a rate of once every two minutes to ensure that we quickly add new listings to our online sites and remove listings as soon as homes are sold or taken off the market. By contrast, national portals and data aggregators rely heavily on multiple third-party data providers, and sometimes show homes that appear for sale but which actually have been sold already, while some other active listings are not shown at all.

We show information from all of the standard MLS data fields, such as the number of bedrooms, property type, and square footage, along with ZipRealty-enhanced data such as local school district information, comparable home sales data, maps and driving directions, Walk Score®, online popularity, and neighborhood-related content including weather and demographic data and vacancy, owner-occupied and rental rates.

REALTORS® in our owned-and-operated brokerage and Powered by Zip business also represent an integral part of our data experience and provide exclusive user-generated content. Our affiliated real estate agents visit far more for-sale homes than does the typical real estate consumer, and through a feature called Agent Comments we have made it easy for agents to leave notes on properties they visit, along with neighborhood-specific information, which is then presented to consumers on our website and mobile apps. To date, these agents have posted over 35,000 comments, telling website and mobile app users not only about the condition of the property, but also adding color such as commentary about the coffee shop around the corner, the park down the street, or the apartment building next door. Agent Comments also provide these REALTORS® with a platform to showcase their relevant professional knowledge broadly and usefully in front of serious real estate consumers.

The Highest Quality Technology - World-Class Website and Award-Winning Mobile Apps

We have developed and operate a world-class website at www.ziprealty.com and award-winning mobile apps for the iOS and Android platforms with which consumers can access and analyze our information. Our website and mobile apps feature user-friendly interfaces to provide today’s consumers with data in a format free from intrusive ads.

We offer our users the ability to personalize their real estate experience by saving homes to their profiles, saving searches for any neighborhood or zip code, sharing listings via email, Facebook or Twitter, and receiving email alerts that notify them each time that a property meeting their desired search criteria is up for sale.

Our website and mobile apps also allow users to quickly and easily schedule showing appointments, request additional information, and connect with real estate professionals. On our cutting-edge mobile apps, users can use StreetScan to determine whether a home is for sale simply by pointing their phone’s camera at it, or to draw a search area right on the map for a completely flexible and customized home search.

With a rapid upgrade cycle, we continually enhance our technology on the web and in our mobile apps, and our users are responding well: Throughout 2013, our website’s Net Promoter Score, or NPS, continually scored above +50. NPS is a widely used customer loyalty metric developed by Fred Reichheld, Bain & Company, and Satmetrix. It is generally considered that a positive NPS is good and an NPS greater than 50 is considered excellent and world-class.

Zap - Designed to be the Most Effective Customer Service Platform in the Real Estate Industry

Zap is the proprietary technological engine that is deeply integrated with our consumer-facing website and mobile apps, and it allows us to serve our three primary constituents - serious home buyers and sellers, REALTORS® and brokerages - efficiently and effectively. We believe that Zap is the most technologically advanced platform in the residential real estate market, and it features the following benefits within its online and mobile agent-user experiences:

Predictive - After users register with us by providing their email addresses and agreeing to our terms of use, Zap begins to track their online behavior and determines the users’ propensity to successfully complete a real estate transaction, as well as the expected timeframe for completion. Zap summarizes this data into a single score called the ZipScore, which is made available exclusively to the agent and is provided expressly for the purpose of providing excellent customer service.

Prescriptive - Zap incorporates proprietary tools and functionality that enable real estate agents to manage their databases of clients, and it guides agents with ways to connect with their customers most productively.

Intuitive - Our recently launched major upgrade of Zap was designed to streamline customer service enabling agents to spend more of their time with clients. Using 15 years of data collected on agent-to-client communications and engagements, we built the Zap application that organizes clients into separate pools and prompts our agents to focus on clients based on meaningful activities and priorities. In 2013, we also released a mobile-optimized version of Zap that provides agents with ready access to key client information at the time of their choosing on the device of their choosing – at home, in the office and on-the-go.

Integrated - Zap is a true end-to-end system that integrates user contact information and online behavior, along with all agent communications and easy-to-use marketing tools such as monthly newsletters and bulk email capability from everywhere the agent works – mobile, tablet, or desktop.

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

We display agent photos, contact information, and relevant activity on our highly trafficked home detail and search result pages. Agents receive thousands of impressions per month from these placements. We also offer our agents the opportunity to further enhance their online presence by posting information on their profile pages, by commenting on properties they visit using the Agent Comments feature and by participating in our Agent Ratings and Reviews program. Our website also offers consumers the capability to search our complete directory of agents and narrow their search based on factors including the agent’s neighborhood specialization, professional experience or credentials.

In addition to agent marketing, we connect REALTORS® and consumers through our agent-client matching functionality. This feature is designed to match consumers and their search preferences with local ZipRealty or Powered by Zip REALTORS® who are best suited to serve their needs, and distributes leads to agents in meaningful volume. Each of our agents in our owned-and-operated brokerage received approximately 25 leads per month in 2013, and nearly half of our business came from company-generated leads.

Our lead generation and online marketing engine is complimented by Zap, as described above.

Experienced, Locally Knowledgeable and Responsive REALTORS®

In both our owned-and-operated brokerage and our Powered by Zip business, we connect serious real estate consumers with experienced, locally knowledgeable and responsive REALTORS®. These REALTORS® are independent contractors who use Zap to provide superior customer service and achieve rapid response times, which consumers regard as an important indicator of service quality. Unlike media portals, which do not retain REALTORS® to close real estate transactions, our REALTORS® enable us to monetize the real estate transaction and reduce our reliance on display advertising. We consider this distinction to be a key differentiator and competitive advantage for us, particularly with the proliferation of advertising inventory and the shift from desktop advertising to the more disruptive mobile advertising. Similarly, our business model is not reliant upon ancillary services, which is a volatile revenue stream exposed to macroeconomic trends, monetary policy and regulatory risks. Finally, our proximity to transactions gives us valuable insight on consumer behavior at all stages of the real estate process, which our data scientists and product managers rely on to continually enhance our client matching algorithm and Zap functionality.

REALTORS® are also active participants in the research and development process of our technology products. For 15 years, our product development and engineering teams have developed and refined our website, mobile apps, and Zap to specifications and feedback provided by agents. Their participation in this process has been instrumental in the effectiveness of Zap.

Powered By Zip - a Uniquely Effective Customer Service Platform for Brokerages

The residential real estate market is highly fragmented, with vast numbers of brokerages engaged in fierce competition for the most productive agents. Over the past decade, brokerages have competed for talent by offering higher commission splits, which has forced brokerages to cut overhead expenditures to maintain profitability. In this environment, we believe that technology innovation and adoption has suffered.

In 2011, we launched Powered by Zip to address this market need. Powered by Zip is a software-as-a-service, or SaaS, solution that allows other real estate brokerages to utilize the robust technology that we have built and fielded in our owned-and-operated brokerage. Powered by Zip is currently delivered as a referral business through a co-branded website and placement on our mobile apps. We are beginning to add a white-label SaaS platform solution product line to this business. Most importantly, Powered by Zip clients are given access to Zap, which integrates all of these services seamlessly.

In today’s changing real estate market, the Powered by Zip solution enables brokers and their agents to meet consumer demands for the highest quality information, web and mobile tools, to provide greater customer service, to give them the competitive edge they need to help more clients buy and sell more homes, and to gain more market share in their local markets.

COMPETITION

We compete for mindshare among serious real estate consumers with companies that have developed or could develop national and local real estate websites and mobile applications.

Our owned-and-operated brokerage competes with local and regional residential real estate brokerages to attract consumers and recruit REALTORS®.

Our Powered by Zip business competes with lead generation websites, technology vendors such as search engine optimization, or SEO, search engine marketing, or SEM, and customer relationship management, or CRM, providers, and local or regional residential real estate brokerages.

In both businesses, we compete primarily on the basis of the quality of home information, the ease-of-use of the products we provide and the quality of our agents - including our ability to attract, retain, and incentivize agents who are locally knowledgeable, are highly responsive and deliver outstanding customer service. We believe that our solution is well-positioned in our competitive landscape.

RESEARCH AND DEVELOPMENT

Our ability to compete successfully depends upon our ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new products and services and enhance existing ones through research and development and the licensing of third-party technology. Our research and development expenses were $7.6 million and $7.0 million in 2013 and 2012, respectively, which included stock-based compensation expense of $0.1 million and $0.1 million, respectively.

DEVELOPMENT OF OUR BUSINESS

Our business was incorporated under the laws of the state of California in 1999 and was reincorporated as a Delaware corporation in August 2004.

Expansion of the Powered by Zip business: We are a consistent technology innovator, known in the industry for testing and launching ground-breaking products, and for using the live feedback of agents and consumers to improve those ideas and deliver even better, more relevant solutions. Our technology progress helped to drive success in our Powered by Zip business, which offers all of Zap’s functionality to third party brokerages. In 2013, we added seven new clients to our Powered by Zip business, bringing the total number of brokerages served to 20. Additionally, two of our existing clients broadened the geographic footprint of our relationship in 2013. Our clients’ brands include Coldwell Banker, Prudential/Berkshire Hathaway Home Services, Better Homes & Gardens, Century 21, and ERA as well as several independent brokerages with strong regional brands. Over the past year, we continued to gain experience serving our clients and their agents, which translated into increased adoption of our technology. Of the PbZ clients that we have served for more than 12 months, we grew agent count by 28% versus the prior year as additional agents signed on to PbZ teams. With the addition of new clients, we grew agent count by 69% by the end of the fiscal year as compared to the agent count at the prior year end.

Also in 2013, Mr. Xavier Zang joined ZipRealty to serve as President of Powered by Zip. While Mr. Zang continued to drive growth in both clients and agents, he also began to refine and evolve the PbZ operating model based upon feedback from current and prospective PbZ clients, as well as established industry sources. His research led to the repositioning of Zap as a digital operating system and toward a strong embrace of our clients’ established real estate brands. We believe that these changes will continue to support the growth of this business outside our owned-and-operated service areas. Our primary objective for our PbZ business is to make our technology available to brokerages who seek to earn greater income through more timely and detailed management of their business, and agents who seek to earn greater income through increased productivity and world-class customer service.

Recent advances in technology: We made several advancements in our consumer and agent facing technology during 2013. The most significant milestone was our development of Mobile Zap and its successful launch in October of 2013. Mobile Zap offers agents in both our owned-and-operated business and our PbZ business the full functionality of the desktop version, augmented with mobile-specific features such as geolocation and one-touch click to call functionality. Mobile Zap provides productivity enhancements over the desktop version with crisp data visualization designed to improve filtering and sorting capabilities for effective and efficient client platform management. Communication is improved with notifications now linked to SMS as well as email to enable an agent to respond more rapidly, which is a metric that we believe resonates well with consumers. The “Quick Add” feature of Mobile Zap allows agents to add new contacts, showing appointments, tasks and calendar items while in the field. The showings option includes a field to capture comments on the home during the visit. Data provided by Agent Comments highlights the agents’ local insight, knowledge and experience to online consumers. We expect that the Mobile Zap launch will increase the number, timeliness and quality of Agent Comments.

We continued to drive innovation on our website to improve its SEO drawing power. Recognizing the increasing importance of social media to consumer behavior as well as to relevance with respect to search engine algorithms, we developed social sharing buttons on home detail pages, enabling agents to link to their social profiles from their profiles on ZipRealty.com, and opening up social sharing of Agent Reviews. These efforts resulted in social referral traffic that was up 94% year-over-year in the fourth quarter of 2013. In addition, Agent Comments continue to be a significant driver for SEO. Over 30% of all visit requests resulted in an Agent Comment in 2013. We expect that Mobile Zap will increase the volume of Agent Comments through increased participation by agents and a higher number of comments per agent.

All of these technology advances benefited from the close collaboration between our technology team and our agents. These continuing advances demonstrate our conviction that this innovation factory serves as one of our core competencies, helping us maintain our technology leadership in the residential real estate industry.

Restructuring and realignment: In early 2011, we began a restructuring to refocus on our core strengths in technology, online marketing and on our most attractive local real estate markets. To that end, we closed our owned-and-operated offices in twelve markets in the first quarter of 2011, two markets in the fourth quarter of 2011, and two markets in the first half of 2012. In fourteen of those markets, we either transitioned our local operations to third-party brokerages in our Powered by Zip business, or we added brokerages to our Powered by Zip business after we had discontinued our local operations. In addition, in early 2012, we reorganized our corporate structure by realigning our organization to operate more efficiently and to refocus our resources on the highest value priorities. We combined our product and marketing functions, and we separated our brokerage operations from our technology and marketing functions. We conducted a further reorganization of our field sales team later in the year, which has empowered our local offices and real estate professionals to make decisions that are better tailored to the dynamics of their particular markets, with the goal of increasing productivity and customer service levels.

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

State regulation: Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson, also known as an agent, must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements. In each of the states and the District of Columbia where our operations so require, we have designated one of our officers as the individually licensed broker and, where applicable, we hold a corporate real estate broker’s license.

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

Federal and state labor regulation: In addition to the real estate regulations discussed above, we are subject to federal and state regulations relating to our employment and compensation practices. For the agents who serve in our owned-and-operated brokerage, all of whom are classified as independent contractors, we are subject to Internal Revenue Service and state law guidelines as they apply to this classification. See “Legal proceedings” under “Note 6. Commitments and Contingencies” of our consolidated financial statements for a discussion of complaints filed by former employee agents and the California State Labor Commission alleging violations of these regulations.

Federal and state laws relating to privacy and consumer protection: We are subject to a variety of federal and state laws relating to our collection, use and disclosure of data collected from our website and mobile users. Additionally, we are subject to regulations relating to the manner and circumstances under which we or third parties may contact those users. These laws include FTC regulations and other state and federal laws regarding data protection and retention, privacy and consumer protection, which are continuously evolving and developing.

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

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We currently have trademarks registered or pending in the United States for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our website, our proprietary database and Zap. We have registered numerous Internet domain names related to our business to protect our proprietary interests, and we hold a patent issued in the United States, which expires in 2019, that covers certain processes and methodologies related to transacting residential real estate on the Internet. In addition, we have pending four patent applications and one provisional patent application with the U.S. Patent Office to seek protection for various aspects of our unique technology, which creates a network that connects our mobile tools, website and CRM tools to enhance communication among and information available to real estate professionals and clients. We also enter into confidentiality and invention assignment agreements with our employees, and consultants and confidentiality agreements with other third parties, and we strictly control access to our proprietary technology.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. For example, please see “Item 3. Legal Proceedings,” for a discussion of complaints filed against us alleging that our mobile applications infringe upon patents held by others. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, and our ability to compete. Additionally, protecting our intellectual property rights could be costly and time consuming.

SEASONALITY

The residential real estate market traditionally has experienced seasonality; please see “Item 1A. Risk Factors” of this report under “Our operating results are subject to seasonality and vary significantly among quarters during each calendar year, making meaningful comparisons of successive quarters difficult.”

EMPLOYEES AND SALES AGENTS

As of March 1, 2014, we employed 165 people, of which 155 were full-time employees, and retained 1,773 real estate sales agents, who are exclusive independent contractors. Some of these independent contractors are retained through third-party entities they have formed for their business purposes. Our sales agents are classified as independent contractors under state and IRS guidelines. As such, we do not pay for the agent’s expenses or benefits or withhold payroll taxes. They are paid from the commissions earned by us upon the closing of a transaction, and do not earn a salary from which taxes are withheld.

EXECUTIVE OFFICERS

The following table sets forth certain information about our executive officers as of March 5, 2014:

Name	Age	Position
Charles C. (Lanny) Baker	47	Chief Executive Officer, President and Director
Eric L. Mersch	46	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Franklin (Van) Davis	55	President of Brokerage Operations
Xavier Y. Zang	49	President of Powered by Zip
Samantha E. Harnett	38	Senior Vice President of Business Development, General Counsel and Secretary
James D. Wilson	39	Senior Vice President of Technology

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

Xavier Y. Zang has served as our President of Powered by Zip since June 2013. Mr. Zang came to us from Microsoft, where he served as Senior Director in various positions in the Online Services Division from May 2008 through May 2013, most recently as Senior Director, Marketing Solutions. Mr. Zang joined Microsoft through the acquisition of Rapt Inc., a provider of advertising yield management solutions for digital media publishers, where he served in several positions from July 2003 to April 2008, most recently as Executive Vice President, Field Operations. Mr. Zang’s previous positions include over five years with Viant Corporation, an internet consulting business, where he most recently served as Vice President and General Manager, and nearly a decade of experience with consulting firms R.B. Webber, McKinsey & Company, Information Consulting Group and Accenture. Mr. Zang holds a Masters of Business Administration degree with a concentration in the management of technology from the University of California at Berkeley and a Bachelor of Arts degree in economics from the University of Notre Dame.

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

Item 1A.     Risk Factors:

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should carefully consider the risks and uncertainties described below, together with all of the other information in this annual report on Form 10-K, including our consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have experienced net losses in recent years and expect to incur losses in the future.

We have had a history of net losses from our inception in January 1999 through the first half of 2012.While we were profitable in several quarters from 2003 through 2006 and again in the second quarter of 2012 and second and third quarters of 2013, we have repeatedly experienced quarterly net losses. As of December 31, 2013, we had an accumulated deficit of $133.8 million. If we do not become consistently profitable, our accumulated deficit will grow larger and our cash reserves will decline, and we could require additional financing to continue operations. If we do not become consistently profitable and additional funding is required to support our business, financing may not be accessible on acceptable terms, if at all. We cannot guarantee that our revenues will increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

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

The residential real estate industry is intensely competitive and highly fragmented. In our owned-and-operated brokerage, our aggregate transaction volume market share in our local markets has averaged less than 1% historically, and in several of these markets, we have over time experienced a loss of market share. To capture and retain market share in our owned-and-operated brokerage, we must compete successfully against other brokerages not only for large numbers of clients, but also for large numbers of agents. Because the market is highly fragmented and brokerage fees are variable, competitors may reduce fees to attract business. In addition, many of these brokerages have valuable relationships, innovative models, or access to greater resources than we do. Many of our markets are composed of entrenched brokerages with superior local referral networks, name recognition and perceived local knowledge and expertise. These attributes give these brokerages an advantage in agent recruitment and retention, in attracting clients, and in building their listings business. Many brokerages also have more experience than us in acting as listing agents, as we have traditionally focused on clients looking to buy homes, with buyers representing nearly 80% of our closed transactions in 2013. Some of our competitors with greater resources may be able to undertake more extensive marketing campaigns or to better withstand price competition in a market. Unless our owned-and-operated brokerage can develop the relationships, branding, reputation, expertise and personnel to compete with these brokerages without reducing our prices or increasing our agent compensation, we may not be able grow our listings business, attract buyers, or attract and retain agents as needed to maintain or grow our market share profitably.

Our Powered by Zip business is a new and unproven business opportunity, and we cannot guarantee that we will be able to operate and grow it profitably.

In early 2011, we began to build our Powered by Zip business with select third-party local brokerages, through which we provide access to our proprietary information and systems, including our website and our Zap customer service system. Currently, our Powered by Zip referral business is used by local brokerages in only 20 markets. Our Powered by Zip referral business represents less than 3% of our business and is still developing in many respects, including the services we provide under that business, pricing and conversion targets related to those services, and exclusivity terms. In addition, to expand the Powered by Zip referral business into additional markets, and to service those markets through our online URL, we will need to obtain MLS data in those markets, which the local MLSs may not be willing to provide because we will not be the brokerage that is using that data to service consumers. Further, by linking our name with the third-party brokerages in our Powered by Zip business, any negative action taken by one of those brokerages could negatively affect our reputation and, consequently, our business. In addition, we are beginning to offer our Powered by Zip SaaS platform as a new product line. We do not yet have any customers live on the platform, and we may encounter unforeseen expenses as we seek to win and launch new customers. Also, our SaaS platform may not fully meet brokerage needs and, in that case, we may need to update our offering before we gain traction in the market. There can be no assurance that our Powered by Zip business and its components, including the referral business and the SaaS platform product line, can be expanded into a profitable and meaningful business.

We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply, or are alleged to have not complied with applicable laws, rules and regulations concerning our classification and compensation practices for the agents in our owned-and-operated brokerage.

As of January 31, 2011, all agents in our owned-and-operated brokerage have been retained as independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes. With respect to our independent contractor agents, and like most brokerages, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any of our agents. Further, if legal standards for classification of agents as independent contractors change or appear to be changing, it may be necessary to modify our compensation structure for these agents in some or all of our markets, including by paying additional compensation or reimbursing expenses.

In the past we have incurred, and in the future we could incur, substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees, in defending future challenges by agents to our agent classification or compensation practices. For example, please see “Legal Proceedings” under “Note 6. Commitments and Contingencies” of our consolidated financial statements for discussions of settlements for claims relating to ZipRealty’s former compensation practices of employee real estate agents. Such challenges and related legal costs, settlements or judgments could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract home buyers, home sellers and agents.

We may not be able to access capital to grow our business profitably.

There has been a trend towards consolidation in the residential real estate industry in recent years. To remain competitive in this industry, we may wish to pursue acquisition candidates, which could require us to access additional capital. Also, growing our existing owned-and-operated brokerage business, as well as adding clients and product lines to our existing Powered by Zip business, could require us to make substantial investments that require us to raise additional capital. We may not be able to obtain the capital needed to undertake these pursuits profitably or on commercially reasonable terms, if at all.

If we do not remain innovation leaders in our industry, we may not be able to grow our business and leverage our costs to achieve profitability.

Innovation has been critical to our ability to leverage our costs while competing against other brokerages for clients and agents, and in competing against other technology providers for broker customers in our PbZ referral and SaaS platform business. For example, we have been at the forefront of brokerages in embracing the Internet by operating a virtual office website, or VOW, which reduces our need for office space and facilitates the transaction of business away from an office. We have also been at the forefront of managing lead acquisition costs by employing technology designed to promote efficient lead utilization, by using a centralized lead acquisition and distribution function, and by attracting consumers directly to our site for those markets we serve. As others follow our practices or develop their own innovative practices, and as consumers increasingly gain options for online real estate information and services, our ability to leverage our costs to achieve profitability may erode. For example, certain other brokerages, media companies, real estate technology providers, MLSs and NAR operate competing websites and are increasingly using the Internet to market to potential customers throughout the United States. Customers may not distinguish or value the benefits of our website and technology offerings as compared against these competing offerings, particularly if MLSs adopt rules that erode the distinction between the MLS data that can be shown online by brokers who operate VOWs and by brokers who do not. Such organizations are building, and could build, applications or offer products, including home listings and related information, that attract online traffic away from our website. Such organizations could devote substantial resources to dominating social media and online advertising, which would also impair our ability to attract website traffic. If our advantage in attracting website traffic erodes, our need to purchase leads from third parties will increase, thus increasing our costs. If we do not remain on the forefront of innovation to leverage our costs effectively, we may not be able to achieve and sustain profitability.

Providing online access to comprehensive MLS listings and related information concerning the residential real estate market is a hallmark of our business, and our ability to attract and service consumers and to manage lead acquisition costs would be harmed if our ability to provide or advertise this access is impaired.

A key component of our business strategy is to attract consumers directly to our website, thereby reducing our need to purchase leads from third parties. To do so, through our website, we offer consumers access to, and the ability to search, real estate listings posted on the MLSs in the markets served by our owned-and-operated brokerage or Powered by Zip customers, as well as related neighborhood information and maps. Our ability to display this information is subject to agreements with third parties, which may or may not be available on acceptable terms in the future. Those third parties operate their own technology platforms, and we may be unable to interoperate with those platforms cost-effectively or at all. Further, we could lose access to that information in the event of a systems failure or a dispute with those information providers. In addition, our ability to provide Internet access to home listings information could be diminished if increasing numbers of homeowners opt-out of providing their home listings information on the Internet, which is permitted by the rules of many MLSs, including those affiliated with NAR. Also, NAR is in the process of developing a nation-wide MLS, which could significantly change the current practice of listing homes for sale on individual MLSs. It is too soon to tell whether this new model will impair the home listings information we make available on our website, or the perceived value of that information. Should any such event occur, we expect that our website and services would become less attractive consumers, and we would likely need to purchase additional, and more costly, leads from third parties, increasing our expenses.

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

Our business practices are heavily regulated by numerous federal, state and local authorities, as well as the standards of private trade associations to which we belong. These regulations and standards are discussed in more detail in Item I of Part I of this report under “Regulatory Matters.” In addition to the regulations concerning agent classification and compensation that are discussed in the following risk factor, the laws, rules and regulations that apply to our business practices include the following:

•	State real estate brokerage licensing requirements, as well as statutory due diligence, disclosure, record keeping and standard-of-care obligations relating to these licenses;

•	The federal Real Estate Settlement Procedures Act, the federal Fair Housing Act, and federal advertising and other laws, as well as comparable state statutes;

•	Rules of trade organization such as NAR, local MLSs, and state and local AORs;

•	Licensing requirements and related obligations that could arise from our business practices relating to the provision of services other than real estate brokerage services;

•	Privacy regulations relating to our use of personal information collected from the registered users of our website and the websites we operate for our Powered by Zip customers; and

•	Laws relating to the use and publication of information through the Internet.

Because our business practices are heavily regulated, maintaining legal compliance is challenging and increases our costs, and we must continually monitor our business practices for compliance with applicable laws, rules and regulations. We may not become aware of all the laws, rules and regulations that govern our business, or be able to comply with all of them, given the rate of regulatory changes, ambiguities in regulations, contradictions in regulations between jurisdictions, and the difficulties in achieving both company-wide and region-specific knowledge and compliance. If we fail, or are alleged to have failed, to comply with any existing or future applicable laws, rules and regulations, we could be subject to lawsuits and administrative complaints and proceedings, as well as criminal proceedings, and we could incur significant defense costs, settlement costs, damages and penalties for non-compliance. We could also have our business licenses suspended or revoked, have our business practices enjoined, or be required to modify our business practices, which could materially impair, or even prevent, our ability to conduct all or any portion of our business. Any such events could also damage our reputation and impair our ability to attract and service home buyers, home sellers and agents, as well our ability to attract clients to our Powered by Zip business, without increasing our related costs. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to protect us from all liability that we may incur. In addition, if we cannot in the future obtain and maintain all of the regulatory approvals and licenses we may need to carry on our business as we choose, our ability to conduct business may be harmed. Further, any lobbying or related activities we undertake in response to current or new regulations could substantially increase our operating costs.

We derive a significant portion of our leads through third parties, and if any of our significant lead generation relationships are terminated, impaired or become more expensive, we may not be able to attract consumers and grow our business without a substantial increase in expenses.

We generate customer leads through many sources, including leads from third parties with which we have only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. For example, our largest third-party lead source generated over 10% of our leads during 2013. We could lose a large lead supplier, whether through insolvency or otherwise. State laws or NAR or MLS rules could make it more difficult or expensive for lead generators to provide us with sufficient leads for our owned-and-operated brokerage or Powered by Zip business. Also, we rely on search engines such as Google and Bing for online traffic that generates leads. These search engines frequently update their search algorithms that affect the prominence of our online offerings. Our online traffic could be negatively impacted by such changes and lead to an increase in cost of leads. Should any of these events occur, or should leads otherwise become less available or more costly, we may not be able to obtain a sufficient number of leads to grow our business in our owned-and-operated brokerage or Powered by Zip business without a substantial increase in expenses.

If our arrangements for diversifying our revenue stream become impaired, our financial condition could suffer.

In addition to our core business of directly helping clients to buy and sell homes through our owned-and-operated brokerage business, and our PbZ referral and SaaS platform business, we have introduced our products and services in other channels to diversify our revenue stream while further leveraging our strengths in technology and online marketing. We realize additional revenues by offering marketing and advertising programs to the providers of transaction-related services that surround our core business, by offering advertising and lead generation services to third parties. For example, we have non-exclusive marketing agreements with residential mortgage service providers, under which we are paid either a flat marketing fee or on a cost-per-click basis (which in aggregate typically represents 3% or less of our monthly net revenues) in exchange for our commitment to market mortgage products and other services to our clients. If these relationships are terminated or otherwise become impaired, we could lose sources of revenues that we may not be able to readily replace, and our brand name and client relationships could suffer. In addition, our clients could have a more difficult time obtaining the financing or other services needed to purchase a home through us, which could negatively impact our transaction revenues. Any of these events could negatively impact our financial condition.

Our value proposition for agents in our owned-and-operated brokerage, which includes access to client leads and customer relationship management tools at no out-of pocket cost to them, is not typical in our industry, and if we are unable to promote this difference or if agents do not perceive its value, whether in its current form or as we may test or implement changes to it, we may not be able to attract, retain and incentivize agents.

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

We have entered into agreements to use our website to provide advertising and lead generation services to third parties in exchange for fixed monthly payments and, in some cases, volume-based and performance-based fees. We are exploring additional opportunities to leverage the advertising and lead generation capacities of our website. These activities may distract visitors to our site. They can also interrupt the registration-to-transaction path of our users, including by leading them away from our website. In addition, these activities may detract from our perceived commitment to user satisfaction and customer service, or may not be well received by visitors to our site for other reasons. This risk may be higher as consumers continue to embrace mobile devices because mobile advertising is typically seen as being much more disruptive than advertisements viewed on a computer or laptop. Any of these outcomes could impair the ability of our owned-and-operated brokerage and Powered by Zip clients to engage in residential real estate transactions with our website visitors.

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

Users of our website and the websites we operate for our Powered by Zip customers share with us personal information such as name, address, telephone number and email address. Our use and disclosure of that information is regulated by federal and state privacy laws. The Federal Trade Commission and many states’ rules impose some significant new obligations on operators of websites and online services, including expanded categories of personal information and new data security and data retention requirements. To comply with these laws, we have adopted a privacy policy, which we post on our website, that explains to our users that agents will see information concerning their home searches on our website, as well as how and with whom we may share their personal information. We could incur legal liability if our privacy policy or consent process is deemed to lack clarity or to otherwise give insufficient notice of how we share personal information, if we share personal information in violation of our privacy policy, or if third parties with whom we share personal information fail to protect the privacy of that information. Our legal liability could include significant defense costs, settlement costs, damages and penalties. Also, any claim that we failed to protect the privacy of our users’ personal information could damage our reputation with consumers, which could significantly impair our ability to attract clients. Any of these outcomes could have a significant negative impact on our business and financial performance.

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

The performance and reliability of our systems and operations are critical to our reputation and our ability to attract and service home buyers, home sellers and agents, as well our ability to attract brokerages to our Powered by Zip business. Our Powered by Zip business is web-based and we process, store, and transmit large amounts of data, including personal information, for our brokerage customers and their clients. Our systems and operations are vulnerable to security breaches, interruption or malfunction due to certain events beyond our control, including natural disasters such as earthquakes, fire and flood, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Our failure to prevent or mitigate data loss or other security breaches could expose us or our brokerage customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. In addition, we rely on third-party vendors to operate our network infrastructure co-location and to provide additional systems and related support. If we cannot continue to retain these services on acceptable terms, our access to these systems and services could be interrupted. Any security breach, interruption, delay or failure in our systems and operations could substantially reduce the transaction volume that can be processed with our systems, impair quality of service, increase costs, prompt litigation and other consumer claims, and damage our reputation, any of which could substantially harm our financial condition.

Our business is geographically concentrated, which makes us more susceptible to business interruption and financial loss due to natural disasters, inclement weather, economic or market conditions or other regional events outside of our control.

To date, our brokerage business has been conducted principally in a few states in the western United States, especially California, and along the eastern seaboard. For example, in the markets that we served through our owned-and-operated brokerage at the end of 2013, we derived approximately 42% of our net transaction revenues for that year in the State of California. Our geographic concentration makes us more vulnerable to forces and events beyond our control, such as regional disasters including earthquakes, severe weather, economic or market conditions, terrorist attacks, or population shifts away from our markets. These events could cause us to sustain a business interruption or other financial loss that would be greater than if our business were more dispersed geographically. In addition, our headquarters is located in the San Francisco Bay region of California, which is known for earthquakes. A disaster in this region could interrupt our financial functions and impair access to internal systems, documents and equipment that are critical to the operation of our business.

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

As noted above, our business depends on the protection and utilization of our intellectual property to provide our products and services. We may bring lawsuits to protect against the potential infringement of our intellectual property rights. In addition, other companies, including our competitors, may make claims against us alleging our infringement of their intellectual property rights. For example, companies have filed lawsuits against us alleging that certain features of our mobile applications infringe upon their patents. These lawsuits and any other intellectual property claims brought by or against us, with or without merit, could be time-consuming and expensive to litigate or settle and could significantly divert management resources and attention. If we are unable to resolve those claims in our favor, we may be required to pay damages, to stop using any infringing technology, to seek a license for that technology, which may not be available on acceptable terms, or to develop alternative non-infringing technology, which may require significant effort and expense. If we cannot license or develop alternative technology for any infringing aspects of our business on attractive terms, we may be forced to limit our product and service offerings. Any of these results could harm our business.

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

If we experience significant changes in our management team, cannot successfully manage these changes or cannot retain and attract key personnel, our business could be harmed.

Our success depends on the contributions of our senior sales, operations, marketing, technology and financial personnel. Many of our senior executives have been hired in the last few years. We could experience further transitions in our management team or other key personnel. All of our officers and key employees are at-will employees, and, with the exception of Mr. Baker, none of them has an employment agreement with us. We do not have “key person” life insurance policies covering any of our personnel. If we cannot adapt to changes in our management team or other key personnel quickly and effectively, or if we lose the services of additional key personnel, our business operations and our financial results could be significantly harmed.

OTHER RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The trading price of our stock has been, and may continue to be volatile.

The trading price of our common stock may fluctuate widely. For example, our closing stock price on the NASDAQ Stock Market for the 52 weeks ended March 1, 2014 ranged from a low of $2.77 to a high of $6.56. Many factors can cause stock price fluctuation, some of which are beyond our control. These factors include, among others, the risks identified above, as well as the following factors:

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

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own a significant percentage of our outstanding common stock, totaling about one-quarter as of March 1, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to influence significantly all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerns our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On December 23, 2013, we reached a preliminary settlement for $1.7 million to resolve both the federal and state law claims. We will also be responsible for payment of the employer’s share of F.I.C.A. taxes and other employer tax for the back wages which total approximately $0.2 million. The settlement, which has been agreed to by the parties, is subject to court approval.

On February 29, 2012, one real estate agent formerly employed by us, on behalf of herself and all other similarly situated individuals, filed a lawsuit against us in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc., concerning our compensation practices regarding real estate agents in California. Specifically, the complaint alleged that we failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint sought unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. On May 20, 2013, Ms. Adewunmi dropped the class claims in her complaint and proceeded as an individual plaintiff. On January 28, 2014, we reached a settlement with Ms. Adewunmi for $30,000 to resolve all claims.

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

Item 4.    Mine Safety Disclosures:

Not applicable

PART II

Item 5.    Market for Our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Market information

Our common stock trades on the NASDAQ Stock Market under the symbol “ZIPR.” The following table sets forth the high and low closing prices for our common stock as reported by the NASDAQ Stock Market:

	High	Low
2012 Calendar year
First Quarter	$1.50	$1.06
Second Quarter	$1.69	$1.29
Third Quarter	$3.01	$1.32
Fourth Quarter	$3.08	$2.49
2013 Calendar year
First Quarter	$4.12	$2.75
Second Quarter	$3.50	$2.77
Third Quarter	$5.99	$3.03
Fourth Quarter	$6.05	$5.11

As of March 4, 2014, we had approximately 75 common stockholders of record and a substantially greater number of beneficial owners. Our closing stock price on March 4, 2014 was $4.06. We did not sell any of our equity securities during 2013 that were not registered under the Securities Act of 1933, as amended.

Dividend policy

We have never declared or paid any dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Data:

The following selected consolidated financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements appearing in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. The consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
Consolidated Statement of Operations Data	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Net revenues	$75,853	$73,820	$85,149	$118,696	$123,130
Operating costs and expenses:
Cost of revenues	43,674	40,661	45,757	67,185	71,254
Product development (1)	7,608	6,957	8,738	10,393	10,372
Sales and marketing	21,205	20,490	28,079	43,545	41,881
General and administrative	6,713	7,795	9,147	13,376	13,405
Litigation settlement charges (Note 6)	2,003	5,825	878	-	-
Restructuring charges, net	33	1,686	2,339	-	-
Total operating costs and expenses	81,236	83,414	94,938	134,499	136,912
Loss from operations	(5,383)	(9,594)	(9,789)	(15,803)	(13,782)
Other income, net:
Interest income	6	22	58	253	718
Other income, net	-	-	-	-	1
Total other income, net	6	22	58	253	719
Loss before income taxes	(5,377)	(9,572)	(9,731)	(15,550)	(13,063)
Provision for (benefit from) income taxes	59	106	-	-	(171)
Net loss	$(5,436)	$(9,678)	$(9,731)	$(15,550)	$(12,892)
Net loss per share:
Basic and diluted	$(0.26)	$(0.47)	$(0.47)	$(0.76)	$(0.64)
Weighted average common shares outstanding:
Basic and diluted	21,071	20,641	20,543	20,510	20,242

(1) Amortization of internal-use software and website development costs included in product development	$1,348	$1,156	$1,095	$1,117	$943

	Year ended December 31,
Consolidated Statement of Balance Sheet Data	2013	2012	2011	2010	2009
	(In thousands)
Cash, cash equivalents and short term investments	$14,311	$12,921	$22,135	$32,341	$44,134
Working capital	9,372	10,843	19,663	26,698	38,028
Total assets	20,184	19,429	28,296	39,805	52,392
Total long-term liabilities	586	592	781	179	327
Total liabilities	7,901	5,929	6,464	9,904	10,762
Total stockholders' equity	$12,283	$13,500	$21,832	$29,901	$41,630

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion should be read together with our financial statements and related notes included in “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those described under “Risk Factors” and elsewhere in this annual report on Form 10-K. Except as otherwise required by law, we do not intend to revise or update any information contained in these forward-looking statements.

OVERVIEW

We are a leading online, technology-enabled residential real estate brokerage company. Our company owned-and-operated real estate brokerage serves 19 metropolitan markets with over 1,700 licensed REALTORS®. We serve an additional 20 markets through our Powered by Zip, or PbZ, business, which provides our technology platform for acquiring and incubating new customer relationships and for managing real estate transactions. We operate ZipRealty.com, which is consistently one of the most visited real estate brokerage websites in the nation according to reports generated with Google Analytics, a website traffic analysis service. ZipRealty.com attracts approximately 2.6 million unique monthly visitors. We also provide consumers with highly rated mobile applications that offer all of the key features of our website and optimize them for all major platforms and devices.

Both our owned-and-operated brokerage and our Powered by Zip client platform share the same internal engine: the powerful proprietary customer service technology, known as Zap, and the online marketing capabilities that form the foundation of our business. We developed Zap over a 15 year period during which our technology team partnered with REALTORS® across the country to collaboratively develop a customer service platform that empowers real estate professionals to deliver superior customer service using a significantly more efficient approach. We refer to this innovation feedback loop as our “innovation factory” and believe that our disciplined management of this process directly led to Zap’s success in our brokerage and our Powered by Zip clients and also allows us to keep this application on the cutting-edge.

As the direct result of offering the most accurate, timely and comprehensive housing information, buyers using our services can quickly find relevant home listings that meet their search criteria and are well positioned when they are ready to interact with local REALTORS® affiliated with our owned-and-operated brokerage or our PbZ clients. At the same time, sellers using our system gain confidence in the pricing and marketing of their home to interested home buyers.

Who we serve

Our proprietary technology, established reputation as a full service online brokerage, and Powered by Zip business, as well as our prominence both online and in mobile, allow us to serve three main constituencies in the residential real estate industry:

•        First and foremost, we serve serious consumers, which we define as those who expect to purchase or sell a home within the next six to eighteen months. We offer these consumers our technology and services to provide control, choice and seamless, customized service. Through ZipRealty.com and our award-winning mobile apps, we provide consumers with the most accurate and relevant data on homes currently for sale wrapped up in an easy-to-use interface and, when they are ready, connect them with knowledgeable local REALTORS® to assist them through every step of their real estate transaction.

•        Second, we serve real estate professionals in our owned-and-operated brokerage business. For these professionals, who seek more productive ways to conduct business in the competitive residential real estate industry, we generate a large base of customer leads which, through an advanced algorithm developed over the course of 15 years, have been systematically matched to yield productive agent-client relationships. These leads are made even more valuable with Zap, which is a system that helps incubate customer relationships with the assistance of powerful prospecting tools and real-time data on client activity that enables agents to provide excellent anticipatory service. In October 2013, we launched a mobile Zap application, which allows agents to access the full functionality of the system via their smartphone or tablet while in the field. In the fourth quarter of 2013, 85% of our owned-and-operated brokerage agents accessed our mobile Zap application at some point. We also market ZipRealty-affiliated REALTORS® on ZipRealty.com by showcasing their local expertise and real estate transaction activity. We also provide these individuals with personalized agent profile pages accessible online and via mobile devices.

•        Third, we serve other real estate brokerages and their affiliated agents who seek a competitive edge in this new era in which consumers are increasingly using online services for home buying and selling. Brokerages empowered with Zap enjoy online analytical metrics on consumer behavior, and real-time visibility on their leads, transaction pipeline and brokerage operations. With a wide array of analytics, brokerages can measure productivity by agent and allocate leads and resources in a targeted manner. Further, by utilizing our SaaS-based Zap technology platform, our PbZ brokerage clients benefit from our rapid innovation cycle without the burden of expensive IT maintenance and software upgrade costs.

Geographic reach

We conduct our owned-and-operated brokerage services in 19 markets nationwide: Austin, TX; Baltimore, MD; Boston, MA; Chicago, IL; Dallas, TX; Denver, CO; Houston, TX; Las Vegas, NV; Los Angeles, CA; Orange County, CA; Orlando, FL; Phoenix, AZ; Richmond, VA; Sacramento, CA; San Diego, CA; San Francisco Bay Area, CA; Seattle, WA; Portland, OR; and Washington, DC.

Our Powered by Zip business serves leading local brokerages in 20 markets where we do not otherwise conduct business: Atlanta, GA; Brooklyn, NY; Charlotte, NC; Greater Hudson Valley, NY; Greater Philadelphia area, PA; Harrisburg, PA; Jacksonville, FL; Long Island, NY; Miami, FL; Minneapolis, MN; Nashville, TN; Palm Beach, FL; Pittsburgh, PA; Raleigh-Durham, NC; Salt Lake City, UT; Sarasota-Naples, FL; St. Louis, MO; Tampa, FL; Tucson, AZ; and Virginia Beach, VA.

Our Powered by Zip clients retain over 620 agents, bringing the total agent count in the markets served by our owned-and-operated brokerage and Powered by Zip clients to nearly 2,400 local, licensed real estate agents, all of whom are independent contractors.

In 2013, we continued to extend our Multiple Listing Service, or MLS, coverage to include several new markets where we do not yet have a full-scale owned-and-operated presence or a PbZ client. This expanded coverage also plays a role in facilitating expansion of our PbZ client base.

How we derive our revenues

We derive all of our revenues from our core business of offering the best proprietary technology and online marketing capabilities available in our industry. We derive the significant majority of our net revenues from commissions earned in our owned-and-operated brokerage representing buyers and sellers in residential real estate transactions. We record commission revenues net of any commission discount, transaction fee adjustment or, when applicable, rebate. Net transaction revenues are principally driven by our base of real estate professionals whose productivity leads to the number of transactions closed and the average net revenue per transaction. Average net revenue per transaction is a function of the home sales price and percentage commission received on each transaction and can vary significantly by market. We also derive revenues from net commission earned by brokerages in our Powered by Zip business. Brokerages in our Powered by Zip business typically pay a combination of a monthly subscription and transaction-based success fee for our full SaaS solution. This solution includes a co-branded website, online agent marketing, a steady stream of leads for their metropolitan area, the Zap brokerage operating system for managing the business, and the full agent functionality of the Zap platform for managing the client interaction, lead incubation and customer service. Additionally, we derive revenues from our website through marketing arrangements with residential mortgage service providers as well as the sale of online display advertising. Finally, we earn lead referral fees. Marketing and other revenues, which includes Powered by Zip revenues, represented approximately 7% of our net revenues for 2013.

RECENT DEVELOPMENTS

Expansion of the Powered by Zip business: We are a consistent technology innovator, known in the industry for testing and launching ground-breaking products, and using the live feedback of agents and consumers to improve those ideas and deliver even better, more relevant solutions over time. Our technology progress helped to drive success in our Powered by Zip business, which offers all of Zap’s functionality to third party brokerages. In 2013, we added seven new clients to our Powered by Zip business, bringing the total number of brokerages served to 20. Additionally, two of our existing clients broadened the geographic footprint of our relationship in 2013. Our clients’ brands include Coldwell Banker, Prudential/Berkshire Hathaway Home Services, Better Homes & Gardens, Century 21, and ERA as well as several independent brokerages with strong regional brands. Over the past year, we continued to gain experience serving our clients and their agents, which translated into increased adoption of our technology. Of the PbZ clients that we have served for more than 12 months, we grew agent count by 28% versus the prior year as additional agents signed on to PbZ teams. With the addition of new clients, we grew agent count to 620 at December 31, 2013 which was a 69% increase compared to the agent count at the prior year end.

Recent advances in technology: We made several advancements in our consumer and agent facing technology during 2013. The most significant milestone was our development of Mobile Zap and its successful launch in October of 2013. Mobile Zap offers agents in both our owned-and-operated business and our PbZ business the full functionality of the desktop version, augmented with mobile-specific features such as geolocation and one-touch click to call functionality. Mobile Zap provides productivity enhancements over the desktop version with crisp data visualization designed to improve filtering and sorting capabilities for effective and efficient client platform management. Communication is improved with notifications now linked to SMS as well as email to enable an agent to respond more rapidly, which is a metric that we believe resonates well with consumers. The “Quick Add” feature of Mobile Zap allows agents to add new contacts, showing appointments, tasks and calendar items while in the field. The showings option includes a field to capture comments on the home during the visit. Data provided by Agent Comments highlights the agents’ local insight, knowledge and experience to online consumers. We expect that the Mobile Zap launch will increase the number, timeliness and quality of Agent Comments.

We continued to drive innovation on our website to improve its SEO drawing power. Recognizing the increasing importance of social media to consumer behavior as well as to relevance with respect to search engine algorithms, we developed social sharing buttons on home detail pages, enabling agents to link to their social profiles from their profiles on ZipRealty.com, and opening up social sharing of Agent Reviews. These efforts resulted in social referral traffic that was up 94% year-over-year in the fourth quarter of 2013. In addition, Agent Comments continue to be a significant driver for SEO. Over 30% of all visit requests resulted in an Agent Comment in 2013. We expect that Mobile Zap will increase the volume of Agent Comments through increased participation by agents and a higher number of comments per agent.

All of these technology advances benefited from the close collaboration between our technology team and our agents. These continuing advances demonstrate our conviction that this innovation factory serves as one of our core competencies, helping us maintain our technology leadership in the residential real estate industry.

MARKET CONDITIONS AND TRENDS IN OUR BUSINESS

We compete in the domestic residential real estate market. Beginning in late 2005, the market was negatively impacted by a significant correction in the total value of homesale transactions and the deep economic recession that followed. The Federal Reserve responded to these events by implementing an extraordinary monetary accommodation policy, which helped to restore the country to economic growth beginning in 2011. Over the past three years, economic activity as measured by real Gross Domestic Product, or GDP, grew 1.8%, 2.2% and 1.9% in 2011, 2012 and 2013, respectively. The residential real estate market began showing signs of recovery between mid-2011 and early 2012, and since that time it has shown strong sales and price recovery. However, the deceleration of growth in GDP from 2012 to 2013 reflects an economy undergoing an uneven recovery.

Macroeconomic forces: The current Federal Reserve monetary policy is one of the most significant economic variables affecting the real estate market. For the past few years, the Federal Reserve has been pursuing an accommodative monetary policy designed to spur economic growth. In December 2013, in response to what was viewed as a “moderate” expansion of economic activity, the Federal Reserve announced that it planned to reduce the rate of treasury bond repurchases beginning in January 2014. The January 2014 meeting of the Federal Open Market Committee led to a further reduction in the pace of bond repurchases to $65 billion per month from $85 billion per month throughout 2013. The Committee also reaffirmed its commitment to an accommodative monetary policy as long as the unemployment rate exceeds 6.5% and the projected inflation continues to run below 2%.

The Federal Reserve’s accommodative monetary policy depressed mortgage rates for several years, which reached a low point of 3.31% for a conventional 30-year fixed rate mortgage in November 2012, and which remained below 4.0% through the first half of 2013. Expectations of a change in Federal Reserve monetary policy pushed this rate up 53 basis points following the June 2013 Federal Open Market Committee meeting to above 4%, where it remained for the second half of 2013. Mortgage interest rates are still at historic lows and home affordability remains high, but if mortgage interest rates continue to rise, they could impair the housing recovery.

In 2014, we believe that the health of the residential housing market will continue to be significantly affected by the availability of credit, inventory levels, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market nationally or in the markets we serve.

Federal action: The federal government, state governments and related agencies have acted to address the decline in the residential real estate market and the availability of home mortgage credit. The most significant lending-related legislation in effect was mandated by The Dodd-Frank Wall Street Reform and Consumer Protection Act, which created the Consumer Financial Protection Bureau and mandated it to develop rules that discourage risky home mortgage lending practices. The resulting regulations, referred to as Regulation Z, which implement the Truth in Lending Act, or TILA, became effective January 10, 2014 and prohibit a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. Because TILA is a new regulation, there can be no assurance that it will have a positive, meaningful and lasting impact on the housing market, or that it will not result in unintended consequences.

Current residential real estate market conditions: Recent indicators of national residential real estate market include the following:

•	Volume: According to the NAR, total existing-home sales in 2013 were the highest since 2006. NAR’s preliminary annual total for existing-home transactions in 2013 was 5.09 million, up 9.1 percent from 4.65 million in 2012, marking the third consecutive year of volume increases. However, the volume increase tapered off by the end of 2013, with existing home sales increasing just 0.8% year-over-year for the fourth quarter of 2013, and down 0.6% year-over year for December 2013. Low mortgage interest rates, particularly through the first half of 2013, seem to have played a large role in affecting sales volume, although inventory shortages and tight lending criteria may be limiting buying opportunities.

•	Price: NAR’s preliminary estimate of median existing-home price for the full year 2013 was $197,100, up 11.5 percent from $176,800 in 2012. This year-over-year increase represented the strongest annual price gain since 2005, when the median price rose 12.4 percent. Year-over-year price growth continued through the end of 2013, increasing 10.1% for the fourth quarter and 9.9% for December 2013. The price increase may have been due, in part, to a decrease in the percentage of national home sales that represented distressed properties, as well as inventory shortages.

•	Inventory: NAR reported a December 2013 housing inventory level of 1.86 million homes, which it stated was approximately a 4.6-month supply at its estimated current sales pace. This inventory level is slightly higher than the December 2012 level, which had not been that low since May of 2005. The sharp decrease in housing inventory experienced in 2012, during which inventory fell by 22%, moderated somewhat in 2013. However, NAR noted that inventory continued to be tight at the end of 2013, particularly in the Western United States. Tight inventory can distort the market by causing sharp price increases that favor sellers and that are typically only sustainable over a short period of time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements under Item 8, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

Revenue recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered and collectability of the resulting receivable is reasonably assured.

We derive the significant majority of our net revenues from commissions earned in our owned-and-operated residential real estate brokerage. We recognize this commission based revenue upon closing of a sale and purchase transaction, net of any rebate, commission discount or transaction fee adjustment. These transactions typically do not have multiple deliverable arrangements.

We derive marketing and other revenues primarily from marketing agreements with residential mortgage service providers, the sale of online advertising, and other referral revenue including revenue from brokerages who are clients of our Powered by Zip business. Marketing service revenues are recognized over the term of the agreements as the contracted services are delivered. Advertising revenues on contracts are recognized as impressions are delivered or as clicks are provided to advertisers. Advertising and marketing contracts may consist of multiple deliverables which generally include a blend of various impressions or clicks as well as other marketing deliverables. Other referral revenues related to revenue sharing arrangements are recognized based on reports received from our partners, provided that collectability is reasonably assured.

Internal-use software and website development costs

We account for internal-use software and website development costs, including the development of our customer service platform which we refer to as Zap, in accordance with the guidance set forth in the related accounting standards. We capitalize internal costs consisting of payroll and direct payroll-related costs of employees who devote time to the development of internal-use software, as well as any external direct costs. We amortize these costs over their estimated useful lives, which typically is 24 months. Our judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. The estimated life is based on management’s judgment as to the product life cycle. We periodically evaluate the carrying value of capitalized internal-use software and website development costs for impairment when events and circumstances warrant such a review. As of December 31, 2013, we have not recorded any charges for impairment of capitalized internal-use software and website development costs to date.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at December 31, 2013.

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

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Year Ended December 31,
Statement of Operations Data	2013	2012
	(In thousands, except per share amounts)
Net revenues	$75,853	$73,820
Operating costs and expenses:
Cost of revenues	43,674	40,661
Product development (1)	7,608	6,957
Sales and marketing	21,205	20,490
General and administrative	6,713	7,795
Litigation settlement charges (Note 6)	2,003	5,825
Restructuring charges, net	33	1,686
Total operating costs and expenses	81,236	83,414
Loss from operations	(5,383)	(9,594)
Interest income	6	22
Loss before income taxes	(5,377)	(9,572)
Provision for income taxes	59	106
Net loss	$(5,436)	$(9,678)
Net loss per share:
Basic and diluted	$(0.26)	$(0.47)
Weighted average common shares outstanding:
Basic and diluted	21,071	20,641

(1) Amortization of internal-use software and website development costs included in product development	$1,348	$1,156

The following table presents our operating results as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
Statement of Operations Data	2013	2012
Net revenues	100%	100%
Operating costs and expenses:
Cost of revenues	57.6	55.1
Product development	10.0	9.4
Sales and marketing	28.0	27.8
General and administrative	8.9	10.6
Litigation settlement charges	2.6	7.9
Restructuring charges, net	-	2.3
Total operating costs and expenses	107.1	113.1
Loss from operations	(7.1)	(13.1)
Interest income	-	-
Loss before income taxes	(7.1)	(13.1)
Provision for income taxes	0.1	0.1
Net loss	(7.2)%	(13.2)%

Comparison of the years ended December 31, 2013 and December 31, 2012

Other operating data (1)

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
Number of markets-same markets (2)	19	19	-
Number of markets-total markets (2)	19	19	-

Number of transactions closed during the period-same markets (3)	9,731	10,299	(568)	(5.5)%
Number of transactions closed during the period-total markets (3)	9,731	10,418	(687)	(6.6)%

Average net revenue per transaction-same markets (4)	$7,184	$6,578	606	9.2%
Average net revenue per transaction-total markets (4)	$7,184	$6,577	607	9.2%

Number of agents at end of the period-same markets	1,745	1,540	205	13.3%
Number of agents at end of the period-total markets	1,745	1,540	205	13.3%

(1)	Other operating data includes our owned-and-operated markets only and excludes marketing and other revenue along with Powered by Zip revenue.

(2)	Same-market operating data excludes markets closed as the result of our 2011 and 2012 restructuring plans. These plans included closing our owned-and-operated brokerage operations in selected underperforming markets and, in certain markets, transitioning operations to third-party brokerages joining our Powered by Zip business. We closed our owned-and-operated brokerage offices in Fresno/Central Valley, Charlotte, Naples, Jacksonville, Miami, Palm Beach, Tampa, Hartford, Minneapolis, Virginia Beach, Atlanta, and Tucson during the quarter ended March 31, 2011 and we closed Philadelphia and Raleigh-Durham during the quarter ended December 31, 2011. Operations in Atlanta, Tucson, Raleigh, and Philadelphia were transitioned to clients of our Powered by Zip business. Our brokerage operations in Salt Lake City were closed and transitioned to a Powered by Zip brokerage client during the quarter ended March 31, 2012. The Westchester/Bronx portion and the Long Island portion of our New York brokerage operations were transitioned to Powered by Zip brokerage clients during the quarter ended June 30, 2012 and September 30, 2012, respectively, and are excluded from the owned-and-operated data for all periods.

(3)	The term “transaction” refers to each representation of a buyer or seller in a real estate purchase or sale.

(4)	Average net revenue per transaction equals net transaction revenues divided by number of transactions with respect to each period.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commissions, including commission referrals earned from brokers that are clients of our Powered by Zip business.

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
Net transaction revenues:	(In thousands)
Same market	$69,910	$67,750	$2,160	3.2%
Closed market	-	766	(766)	(100.0)%
	69,910	68,516	1,394	2.0%
Marketing and other revenues	5,943	5,304	639	12.0%
Total net revenues	$75,853	$73,820	$2,033	2.8%

The increase in our net transaction revenues of $1.4 million or 2.0% for the year ended December 31, 2013 compared to the year ended December 31, 2012 was driven primarily by an increase in revenue per transaction of $607 or 9.2% offset by a decrease in the number of transactions closed during the period of 687 or 6.6% compared to the prior year. Transactions closed during 2013 on a same-market basis were 9,731 compared to 10,299 in 2012, a decrease of 568 or 5.5%. We believe the decrease in same-market transaction volume was attributable to inventory constraints and a year-over-year decline in home sale transactions in some markets we serve. The market continues to be impacted by reduced availability of mortgage financing and low inventory. Same-market average net revenue per transaction for 2013 was $7,184 compared to $6,578 in the prior year, an increase of $606 or 9.2 % due to the impact of higher average homesale prices and changes in our average commission rates.

The increase in marketing and other revenues for the year ended December 31, 2013 compared to the year ended December 31, 2012 was attributable to an increase in transaction referrals, principally from brokers that are clients of our Powered by Zip business, of approximately $0.5 million and marketing fees of $0.1 million.

We expect our net revenues will increase modestly in 2014 compared to 2013, driven by an expected increase in the overall number of transactions closed and an expected increase in the average net revenue per transaction. We also expect our marketing and other revenues will increase for 2014 primarily attributable to increased transaction commission referrals earned from brokerages that are clients of our Powered by Zip business.

Cost of revenues

Our cost of revenues consists principally of commissions and related costs paid to our agents. Agent commissions are generally paid on net transaction revenues plus referral and other revenues generated by our agents.

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
Cost of revenues:	(In thousands)
Same markets	$43,674	$40,291	$3,383	8.4%
Closed markets	0	370	(370)	(100.0)%
Total	$43,674	$40,661	$3,013	7.4%

The increase in cost of revenues for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily related to the overall increase in net revenues on which we paid agent commissions. Same market cost of revenues for the year ended December 31, 2013 were $43.7 million compared to $40.3 million for the year ended December 31, 2012. Same market agent commissions increased by approximately $3.3 million or 8.2% between these periods. Same-market cost of revenues as a percentage of net transaction revenues was 62.5% in 2013 compared to 59.5% in 2012.

We expect our cost of revenues will increase in absolute dollars in 2014, compared to 2013, because of an expected increase in net revenues. Our cost of revenues moves in relation to the market net revenues on which commissions are based and also increases or decreases as a result of the mix of commission rates paid to our agents.

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

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Product development	$7,608	$6,957	$651	9.4%

The increase in product development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due primarily to increases in salaries and benefits of $0.3 million attributable to increases in headcount, technology infrastructure costs of $0.3 million and amortization of internal-use software of $0.2 million offset by a decrease in consulting costs of $0.1 million. As a percentage of net revenues, product development expenses increased by 0.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012.

We expect to continue enhancing tools and features on our website and technology platform for consumers and brokers that are clients of our Powered by Zip business and, accordingly, we expect that our product development expenses will increase in 2014 in absolute dollars.

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

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
Sales and marketing:	(In thousands)
Market level	$15,414	$15,759	$(345)	(2.2)%
Regional/corporate support and marketing	5,791	4,731	1,060	22.4%
Total	$21,205	$20,490	$715	3.5%

Market-level sales and marketing expenses decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease of $0.3 million, or 2.2%, was principally attributable to decreases in customer acquisition costs of $0.7 million and facilities and operating expenses of $0.4 million offset by increases in salaries and benefits of $0.6 million, travel of $0.1 million and recruiting of $0.1 million. Approximately $0.4 million of the overall decrease was attributable to operations of the closed markets. As a percentage of net revenues, market-level sales and marketing expenses were 20.3% in 2013 compared to 21.4% in 2012.

Regional/corporate sales support and marketing expenses increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 by approximately $1.1 million and consisted primarily of increased salaries and benefits of $0.6 million and customer acquisition of $0.5 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 7.6% in 2013 compared to 6.4% in 2012.

We expect our market-level and regional/corporate sales and marketing expenses to increase in absolute dollars and as a percentage of net revenues for 2014 primarily as a result of our Powered by Zip expansion and associated sales and marketing activities.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expenses related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
General and administrative	$6,713	$7,795	$(1,082)	(13.9)%

General and administrative expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 decreased by approximately $1.1 million or 13.9% which was primarily attributable to a decrease in professional services fees of $0.9 million and salaries and benefits of $0.2 million due to reductions in headcount. As a percentage of net revenues, general and administrative expenses were 8.9% for the year ended December 31, 2013 compared to 10.6% in the year ended December 31, 2012.

We expect our general and administrative expenses for 2014 will decrease slightly in absolute dollars and as a percentage of net revenues primarily as a result of a reduction in anticipated legal fees.

Litigation settlement charges

Litigation settlement charges consist of settlement and claims expense for litigation associated with our former employee model for our agents which has since been transitioned to an independent contractor model, and other non-core litigation settlements.

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Litigation settlement charges, net (Note 6)	$2,003	$5,825	$(3,822)	(65.6)%

Litigation settlement charges for the year ended December 31, 2013 compared to the year ended December 31, 2012 decreased by approximately $3.8 million or 65.6%. For the year ended December 31, 2013, litigation settlement charges were primarily attributable to the preliminary settlement agreement we entered into in connection with the Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. claim. For the year ended December 31, 2012, litigation settlement charges were primarily attributable to the settlement agreement we entered into with the State of California’s Department of Labor Standards Enforcement, or DLSE, for a release of all its claims that we failed to pay our California real estate agents, who were at the time in question classified as employees, minimum wage and overtime mandated by California laws; see Note 6 of the Financial Statements.

Restructuring charges

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$33	$1,686	$(1,653)	(98.0)%

During the year ended December 31, 2012, we implemented a cost reduction initiative which included reducing our workforce in our corporate sales support and administrative functions. The restructuring charges include severance pay and related expenses of approximately $1.7 million. Adjustments to non-cash stock-based compensation expense resulting from expense reversals for unvested stock awards that were forfeited were not significant. At December 31, 2013, the aggregate outstanding restructuring liability was less than $0.1 million, which primarily relates to non-cancelable lease costs we expect to pay over the remaining term of the leases, which end by the third quarter of 2016.

Some expenses required estimates, particularly those related to our ability and the timing of generating sublease income and terminating lease obligations, and may require future adjustments to the amount of the restructuring charge recorded. We expect additional charges for these restructuring to be insignificant.

Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Interest income	$6	$22	$(16)	(72.7)%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease. The decrease in interest income for the year ended December 31, 2013, compared to the year ended December 31, 2012, was due primarily to lower interest rates earned on lower average balances. The lower interest rates were primarily attributable to overall decreases in market interest rates combined with maintaining higher money market account balances yielding lower interest rates as we decreased our short-term investments positions. The lower average balances were primarily attributable to cash used in our operating activities as a result of the losses incurred during the year ended December 31, 2013.

Provisions for income taxes

	Year Ended December 31,		Increase	Percent
	2013	2012	(Decrease)	Change
	(In thousands)
Provisions for income taxes	$59	$106	$(47)	(44.3)%

Provision for income taxes for the year ended December 31, 2013 compared to the year ended December 31, 2012 decreased by less than $0.1 million or 44.3%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2013 were our cash and cash equivalents. As of December 31, 2013 and 2012, we had cash and cash equivalents of $14.3 million and $12.9 million, respectively. We had no bank debt, line of credit or equipment facilities at December 31, 2013 and 2012.

Operating activities

Our operating activities provided cash in the amount of $1.0 million in the year ended December 31, 2013 and used cash in the amount of $7.3 million in the year ended December 31, 2012. Cash provided in the year ended December 31, 2013 resulted primarily from $1.9 million of depreciation and amortization, $1.4 million of non-cash stock-based compensation expense and net changes in working capital partially offset by a net loss of $5.4 million. Cash used in the year ended December 31, 2012 resulted primarily from a net loss of $9.7 million partially offset by $1.8 million of depreciation and amortization, $1.2 million of non-cash stock-based compensation expense and net changes in working capital.

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

Investing activities

Our investing activities used cash of $2.4 million for the year ended December 31, 2013 and provided cash of $7.5 million for the years ended December 31, 2012. Cash used for the year ended December 31, 2013 primarily represents the purchase of property and equipment of $2.6 million which includes $1.8 million expended for internal-use software and website development costs. Cash provided for the year ended December 31, 2012 primarily represents the net proceeds from the sale and purchase of short-term investments of $9.5 million offset by the purchase of property and equipment of $2.0 million which includes $1.3 million expended for internal-use software and website development costs.

Currently, we expect our 2014 capital expenditures to be approximately $2.0 million primarily attributable to amounts capitalized for internal-use software and website development costs as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash of $2.8 million and $0.1 million in the years ended December 31, 2013 and 2012, respectively, primarily from stock option exercises.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and online marketing initiatives, our rate of growth in our local markets and in expanding our Powered by Zip business and SaaS platform solution product line, whether we engage in industry consolidation and pursue acquisition candidates, and possible unforeseen litigation settlements and legal fees. In addition, if the macroeconomic environment and residential real estate market deteriorate or fail to continue to improve, we may have a greater need to fund our business by using our cash, cash equivalent and short-term investment balances, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through July 2018. The following table provides summary information concerning our future contractual obligations and commitments at December 31, 2013.

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating lease commitments	$1,723	$2,806	$966	$12	$5,507

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance-sheet arrangements, other than the indemnification agreements discussed in Note 6 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, and we do not have investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

See “Recent Accounting Pronouncements” in Note 1 “The Company and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2013	2012
	(In thousands)
Net revenue	$75,853	$73,820
Adjusted EBITDA	$11	$823
Adjusted EBITDA margin	0.0%	1.1%

We present Adjusted EBITDA, a non-GAAP financial measure, as a supplemental measure of our performance. We believe Adjusted EDITDA provides useful information regarding the operating results of our core business activity and prospects for the future. We define Adjusted EBITDA as net income (loss) less interest income plus interest expense, provision for (benefit from) income taxes, depreciation and amortization expense, and stock-based compensation and further adjusted to eliminate the impact of certain items that we do not consider reflective of our ongoing core operating performance including litigation settlement charges associated with our former model for our agents, which has since been transitioned from an employee to an independent contractor model.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are reflective of our core operating performance. In addition, we use Adjusted EBITDA to evaluate our financial results and business strategies, develop budgets and manage expenditures and as a factor in evaluating management’s performance when determining incentive compensation.

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Reconciliation of non-GAAP Adjusted EBITDA to net loss	(In thousands)
Net loss	$(5,436)	$(9,678)
Add back:
Interest income	(6)	(22)
Provision for income taxes	59	106
Depreciation and amortization	1,947	1,807
Stock-based compensation expense	1,411	1,179
Restructuring charges, net (1)	33	1,606
Litigation settlement charges (non-core-operating) (2)	2,003	5,825
Non-GAAP Adjusted EBITDA	$11	$823

(1)	Restructuring charges, net for 2012 Adjusted EBTIDA reconciliation purposes exclude $80,000 of non-cash stock based compensation expense associated with a modification of certain awards previously granted to employees affected by the restructuring which are reflected in the stock-based compensation expense line.
(2)	Litigation settlement charges (non-core operations) represent amounts we consider not reflective of our core ongoing operations and includes settlement and claim expense for litigation associated with our former model for our agents which has since been transitioned from an employee to an independent contractor model.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Interest rate sensitivity

Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. We believe that this investment policy is prudent, that it helps to reduce, but does not prevent, loss of principal, and that it results in minimal interest rate exposure on our investments.

As of December 31, 2013, our cash and cash equivalents consisted primarily of money market funds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at December 31, 2013, there would be a negligible increase or decline in fair market value of the portfolio.

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

Item 8. Financial Statements and Supplementary Data:

Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ZipRealty, Inc.

We have audited the accompanying consolidated balance sheets of ZipRealty, Inc. (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule as of and for the years ended December 31, 2013 and 2012, listed in the index at Item 15 in Schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZipRealty, Inc. as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule as of and for the years ended December 31, 2013 and 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

San Francisco, California

March 7, 2014

ZIPREALTY, INC

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,311	$12,921
Accounts receivable, net of allowance of $7 and $15, respectively	975	1,496
Prepaid expenses and other current assets	1,401	1,763
Total current assets	16,687	16,180
Restricted cash	210	500
Property and equipment, net	3,142	2,387
Other assets	145	362
Total assets	$20,184	$19,429
LIABLITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,100	$823
Accrued expenses and other current liabilities	6,171	4,293
Accrued restructuring charges, current portion	44	221
Total current liabilities	7,315	5,337
Other long-term liabilities	586	592
Total liabilities	7,901	5,929
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized: 25,263 and 24,303 shares issued and 21,647 and 20,692 outstanding, respectively	25	24
Additional paid-in capital	163,680	159,430
Accumulated deficit	(133,770)	(128,334)
Treasury stock, at cost: 3,615 and 3,610 shares, respectively	(17,652)	(17,620)
Total stockholders' equity	12,283	13,500
Total liabilities and stockholders' equity	$20,184	$19,429

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Net revenues	$75,853	$73,820
Operating costs and expenses:
Cost of revenues	43,674	40,661
Product development (1)	7,608	6,957
Sales and marketing	21,205	20,490
General and administrative	6,713	7,795
Litigation settlement charges (Note 6)	2,003	5,825
Restructuring charges, net	33	1,686
Total operating costs and expenses	81,236	83,414
Loss from operations	(5,383)	(9,594)
Interest income	6	22
Loss before income taxes	(5,377)	(9,572)
Provision for income taxes	59	106
Net loss	$(5,436)	$(9,678)
Net loss per share:
Basic and diluted	$(0.26)	$(0.47)

Weighted average common shares outstanding:
Basic and diluted	21,071	20,641

(1) Amortization of internal-use software and website development costs included in product development	1,348	1,156

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013	2012
Comprehensive Loss:
Net loss	$(5,436)	$(9,678)
Change in accumulated unrealized gain on available-for-sale securities, net of tax	-	3
Comprehensive loss	$(5,436)	$(9,675)

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Common	Accumulated
			Additional	Stock	Other	Accumulated			Total
	Common Stock		Paid in	Warrants	Comprehensive	Deficit	Treasury Stock		Stockholders
	Shares	Amount	Capital	Amount	Loss	Amount	Shares	Amount	Equity
Balances, December 31, 2011	20,565	$24	$158,080	$-	$(3)	$(118,656)	3,602	$(17,613)	$21,832

Issuance of common stock upon exercise of stock options	120	-	144	-	-	-	-	-	144

Issuance of restricted common stock	15	-	-	-	-	-	-	-	-

Stock-based compensation expense	-	-	1,206	-	-	-	-	-	1,206

Acquisition of treasury stock	(8)		-	-	-	-	8	(7)	(7)

Net loss	-	-	-	-	-	(9,678)	-	-	(9,678)

Unrealized gain on available for sale securities, net of tax	-	-	-	-	3	-	-	-	3

Balances, December 31, 2012	20,692	24	159,430	-	-	(128,334)	3,610	(17,620)	13,500

Issuance of common stock upon exercise of stock options	930	1	2,789	-	-	-	-	-	2,790

Issuance of restricted common stock	30	-	-	-	-	-	-	-	-

Stock-based compensation expense	-	-	1,461	-	-	-	-	-	1,461

Acquisition of treasury stock	(5)	-	-	-	-	-	5	(32)	(32)

Net loss	-	-	-	-	-	(5,436)	-	-	(5,436)

Balances, December 31, 2013	21,647	$25	$163,680	$-	$-	$(133,770)	3,615	$(17,652)	$12,283

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,436)	$(9,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,947	1,807
Stock-based compensation expense	1,411	1,179
Non-cash restructuring charges	-	3
Provision for doubtful accounts	12	(15)
Amortization of short-term investment premium	-	44
Loss on disposal of property and equipment	-	11
Changes in operating assets and liabilities:
Accounts receivable	509	(272)
Prepaid expenses and other current assets	356	234
Other assets	217	(123)
Accounts payable	277	(273)
Accrued expenses and other current liabilities	1,878	(44)
Accrued restructuring charges, current portion	(177)	(29)
Other long-term liabilities	(6)	(189)
Net cash provided by (used in) operating activities	988	(7,345)
Cash flows from investing activities:
Restricted cash	290	-
Proceeds from maturity of short-term investments	-	9,460
Purchases of property and equipment	(2,646)	(1,980)
Proceeds on property and equipment	-	15
Net cash provided by (used in) investing activities	(2,356)	7,495
Cash flows from financing activities:
Proceeds from stock option exercises	2,790	144
Acquisition of treasury stock	(32)	(7)
Net cash provided by financing activities	2,758	137
Net increase in cash and cash equivalents	1,390	287
Cash and cash equivalents at beginning of period	12,921	12,634
Cash and cash equivalents at end of period	$14,311	$12,921
Supplemental cash flow information
Non-cash investing and financing activities:
Cash paid for taxes	$55	$53
Stock-based compensation capitalized in internal-use-software and website development costs	$50	$27

The accompanying notes are an integral part of these consolidated financial statements.

ZIPREALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

ZipRealty, Inc. (the “Company”), was incorporated in California in January 1999 and reincorporated in Delaware in August 2004. The Company provides an online marketing and sales system for residential real estate professionals. The Company’s owned-and-operated brokerages, and the brokerage clients of its Powered by Zip business, offer brokerage services through their agents, utilizing this system, to buyers and sellers in residential real estate transactions.

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

We derive the significant majority of our net revenues from commissions earned in our owned-and-operated residential real estate brokerage. We recognize this commission based revenue upon closing of a sale and purchase transaction, net of any rebate, commission discount or transaction fee adjustment. These transactions typically do not have multiple deliverable arrangements.

We derive marketing and other revenues primarily from marketing agreements with residential mortgage service providers, the sale of online advertising, and other referral revenue including revenue from brokerages who are clients of our Powered by Zip business. Marketing service revenues are recognized over the term of the agreements as the contracted services are delivered. Advertising revenues on contracts are recognized as impressions are delivered or as clicks are provided to advertisers. Advertising and marketing contracts may consist of multiple deliverables which generally include a blend of various impressions or clicks as well as other marketing deliverables. Other referral revenues related to revenue sharing arrangements are recognized based on reports received from our partners, provided that collectability is reasonably assured.

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

Cash and cash equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents. At December 31, 2013 and 2012, $11,349,000 and $7,957,000, respectively, of money market funds, the fair value of which approximates cost, are included in cash and cash equivalents.

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

The Company deposits its cash and cash equivalents with financial institutions that management believes to be of high credit quality, and these deposits may on occasion exceed federally insured limits. At December 31, 2013, substantially all of the Company’s cash and cash equivalents were managed, on behalf of the Company and, in accordance with its investment policy, by one financial institution.

The Company’s accounts receivable are derived from commissions earned which are due from escrow and other residential real estate transfer agents and from non-commission revenues including marketing agreements, advertising, lead referrals and other revenue. These accounts receivable are typically unsecured. Allowances for doubtful accounts are provided for in the financial statements and have been within management’s expectations. No escrow or other transfer agent accounted for 10% or more of the accounts receivable at December 31, 2013 or 2012.

The Company derived 42% and 42% of its net transaction revenues during the years ended December 31, 2013 and 2012, respectively, in the State of California. No customer accounted for more than 10% of net revenues in 2013 or 2012.

 The Company generates leads for its agents through many sources, including leads from third parties with which the Company has only non-exclusive, short-term agreements that are generally terminable on little or no notice and with no penalties. The cost of these leads is included in sales and marketing expenses. The Company’s largest third-party paid lead source, Google, generated approximately 30% and 33% of the Company’s leads in 2013 and 2012, respectively. Commission Junction, a competitor for online customer acquisition, generated 7% in 2013 and 12% in 2012, while HomeGain, Inc., also competitor for online customer acquisition, generated 8% in 2013 and less than 10% in 2012 of the Company’s leads.

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

Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over the shorter of the lease period or estimated useful life. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. Deferred rent of $50,000 and $50,000 was amortized as a reduction of rent expense in 2013 and 2012, respectively. At December 31, 2013 and 2012, the deferred rent balance attributable to these incentives totaled $179,000 and $229,000, respectively.

Impairment of long-lived assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Through December 31, 2013, the Company has not recorded any charges for impairment of long-lived assets.

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

Internal-use software and website development costs

The Company accounts for its internal-use software and website development costs in accordance with the applicable accounting guidance. Costs incurred in the planning stage are expensed as incurred while costs incurred in the application and infrastructure stage are capitalized, assuming such costs are deemed to be recoverable. Costs incurred in the operating stage are expensed as incurred except for the costs of fees paid for cancelable maintenance contracts for internal-use software purchased from third-party vendors. The costs of these fees incurred during the operating phase are recognized on a ratable basis over the period of expected economic benefit, which generally coincides with the contractual service period. The planning stage ends when the functional specifications for a release are complete. Costs incurred relating to architecture design and coding that result in additional functionality are capitalized in the application and infrastructure stage. These costs principally relate to payroll costs for employees directly involved in the development process. Capitalized internal-use software costs, included in property and equipment, are amortized over the software’s useful life, which is generally estimated to be 24 months. Capitalized internal-use software and website development costs are amortized to product development. Costs incurred in connection with the research and development of the Company’s product and technology are expensed as incurred to product development.

The Company capitalized $1,853,000 and $1,304,000 in internal-use software costs during the years ended December 31, 2013 and 2012, respectively. Amortization expense totaled $1,348,000 and $1,156,000 during the years ended December 31, 2013 and 2012, respectively. The amount of unamortized internal-use software costs at December 31, 2013 and 2012 was $1,881,000 and $1,329,000, respectively.

Advertising costs

The costs of advertising are expensed as incurred. Advertising expense was $29,000 and $181,000 for the years ended December 31, 2013 and 2012, respectively. Such expense is included in sales and marketing expense in the Company’s consolidated statements of operations.

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

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of certain unrecognized tax benefits in the financial statements. This guidance provides that a liability related to an unrecognized tax benefit must be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with earlier adoption permitted, and may be applied prospectively or retrospectively. We expect to adopt this guidance on January 1, 2014. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations or cash flows, as we have provided a full valuation allowance against our net deferred tax assets.

In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. An entity must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012, with earlier adoption permitted, and must be applied prospectively. We adopted this guidance on January 1, 2013. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

2. BALANCE SHEET COMPONENTS

Restricted cash

The Company’s restricted cash balance at December 31, 2013 was $210,000 which serves as collateral to a commercial card agreement of $50,000 and a letter of credit issued as a security deposit in connection with a facility lease agreement of $160,000. The letter of credit expires in July 2017. The restricted cash balance at December 31, 2012 was $500,000 which served as collateral to a commercial card agreement of $300,000 and a letter of credit issued as a security deposit in connection with a facility lease agreement of $200,000.

Property and equipment, net

Property and equipment, net consisted of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Computer hardware and software	$11,341	$9,095
Furniture, fixture and equipment	1,944	1,938
Leasehold improvements	1,956	1,656
	15,241	12,689
Less: accumulated depreciation and amortization	(12,099)	(10,302)
Property and equipment, net	$3,142	$2,387

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was approximately $1,947,000 and $1,807,000, respectively.

Included in property and equipment at December 31, 2013 and 2012 is approximately $9,954,000 and $7,789,266, respectively, of fully depreciated property and equipment still in use.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Accrued compensation	$1,606	$1,073
Accrued agent commissions	959	1,423
Accrued marketing	861	863
Accrued litigation settlement	1,909	227
Accrued professional fees	164	188
Other accrued expenses	672	519
	$6,171	$4,293

Other long-term liabilities

Other long-term liabilities consisted of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Deferred rent	$556	$592
Accrued restructuring	24	-
Other long-term liabilities	6	-
	$586	$592

3.  FAIR VALUE MEASUREMENTS

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds and available-for-sale securities. At December 31, 2013 and 2012, there were no liabilities within the scope of the accounting standards. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio.

At December 31, 2013 and 2012, the Company’s cash and cash equivalents, measured at fair value on a recurring basis, by level within the fair value hierarchy were as follows:

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money Market funds	$11,349	$-	$-	$11,349	$7,957	$-	$-	$7,957
Total	$11,349	$-	$-	$11,349	$7,957	$-	$-	$7,957

4. NET LOSS PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net loss	$(5,436)	$(9,678)
Denominator:
Weighted average common shares outstanding; basic and diluted	21,071	20,641
Net loss per share; basic and diluted:	$(0.26)	$(0.47)

The following weighted-average outstanding options and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Year Ended December 31,
	2013	2012
	(In thousands)
Options to purchase common stock	5,479	4,809
Nonvested common stock	44	20
Total	5,523	4,829

5. INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Current:
Federal	$-	$-
State	59	106
	59	106
Deferred:
Federal	-	-
State	-	-
	-	-
Total provision for income taxes	$59	$106

The tax provision expense for the year ended December 31, 2013 and 2012 related to Texas state income taxes. The Company incurred operating losses during 2013 and has maintained a valuation allowance equal to the net deferred tax asset.

The difference between the Company’s effective income tax rate and federal statutory rate consisted of the following:

	Year Ended December 31,
	2013	2012
Statutory federal tax rate	34.00%	34.00%
State tax rate, net of federal benefit	-1.10%	-1.10%
Federal NOL carryback	0.00%	0.00%
Stock options	-2.72%	-0.97%
Change in valuation allowance	-31.38%	-33.01%
Other, net	0.10%	-0.02%
Total	-1.10%	-1.10%

Deferred tax assets consist of the following at:

	Year Ended December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$39,074	$37,664
Stock-based compensation	3,117	3,580
Fixed assets and intangibles	783	1,043
Allowance and accruals	1,397	804
Credits	23	23
Total gross deferred tax assets	44,394	43,114
Less: valuation allowance	(44,394)	(43,114)
Net deferred tax assets	$-	$-

 The Company maintains that a full valuation allowance should be accounted for against its net deferred tax assets at December 31, 2013 and 2012. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including cumulative losses in recent years and management’s expectations for the future.

At December 31, 2013, the Company had approximately $113.7 million of federal and $81.8 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2019 for federal and 2014 for state tax purposes, respectively.

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

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company will account for any interest related to uncertain tax positions as interest expense, and for penalties as tax expense. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months. There were no material changes in the amount of unrecognized tax benefits as of December 31, 2013. The Company is subject to taxation from the United States and various state jurisdictions. Due to the unutilized losses carried forward from earlier years, our tax years 1999-2003 and 2006-2013 are generally open to exam.

6. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through February 2019. The terms of the lease agreements provide for renewal options and escalation clauses. The Company amended the operating lease for its headquarters during July 2011, which extends the previous lease term through July 2017. Future gross and net lease commitments under non-cancelable operating leases at December 31, 2013 were as follows, in thousands:

	Gross
	Operating		Net Operating
	Lease	Sublease	Lease
	Commitments	Income	Commitments
	(In thousands)
Year ending December 31,
2014	$1,723	$(41)	$1,682
2015	1,520	(43)	1,477
2016	1,286	(44)	1,242
2017	733	(34)	699
2018	233	-	233
2019	12
Total minimum lease payments	$5,507	$(162)	$5,333

Rent expense for the years ended December 31, 2013 and 2012 was approximately $1,843,000 and $2,007,000, respectively.

Legal proceedings

On September 26, 2011, the Division of Labor Standard Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. On September 28, 2012, the Company entered into a settlement Agreement and General Release (the “Agreement”) with the DLSE concerning the complaint. Pursuant to the Agreement the Company paid $0.2 million to the DLSE for attorneys’ fees and costs, and $4.8 million into a trust for disbursement to former employees as back wages. The Company will pay the employer’s share of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which totaled $0.8 million in 2012 and $0.1 million in 2013, and which could total less than $0.1 million in additional expense if all remaining former employee claimants participate. A liability and corresponding expense for this additional amount of less than $0.1 million of employer taxes and administrative fees has not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release claim against the Company. The Agreement also includes a full release by the DLSE from further liability on this issue. On October 12, 2012, the Court dismissed the entire action, with prejudice, against the defendants.

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

On February 17, 2012, two real estate sales agents formerly employed by the Company, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerns the Company’s compensation practices nationwide regarding its real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that the Company failed to pay these persons minimum wage and overtime as required by federal law. The complaint seeks liquidated and treble damages in addition to wages and overtime for an unspecified amount. On December 23, 2013, the Company reached a preliminary settlement for $1.7 million to resolve both the federal and state law claims. The Company will also be responsible for payment of the employer’s share of F.I.C.A. taxes and other employer taxes for the back wages which total approximately $0.2 million. A liability and corresponding expense for the $1.7 million preliminary settlement and $0.2 million for associated employer’s share of F.I.C.A. taxes and other employer taxes is included in litigation settlement charges in the Company’s Statement of Operations for the year ended December 31, 2013 because a loss is both probable and reasonably estimable. The settlement, which has been agreed to by the parties, is subject to court approval.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation authorizes 5,000,000 shares of preferred stock, $0.001 par value. At December 31, 2013 and 2012, there were no shares issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes 100,000,000 shares of common stock, $0.001 par value. At December 31, 2013 and 2012, there were 25,262,791 and 24,302,749 shares issued and 21,647,098 and 20,692,558 shares outstanding, respectively.

Treasury Stock

During the years ended December 31, 2013 and 2012, the Company repurchased approximately 5,000 and 5,000 shares of its common stock for approximately $32,000 and $7,000, respectively, to cover tax withholding obligations. These shares were repurchased in connection with the net share settlement provision of its Restricted Stock Award Agreements upon the vesting of restricted stock during the periods. During the years ended December 31, 2013 and 2012, there were approximately 0 and 3,000 shares, respectively, of restricted stock forfeited and transferred to treasury stock.

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

Options under the Stock Plans may be granted at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the BOD, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with the Company on the date of vest. Options are generally granted for a term of ten years.

Other Stock Options

The BOD approved the registration of 325,000 shares of common stock underlying an option issued outside the Company’s Stock Plans in December 2008. These nonstatutory stock options (“NSO”) were granted in connection with employment of an executive with the Company and vested 25% after the first year of service and ratably each month over the remaining 36 month period. This option was granted for a term of ten years.

Valuation Assumptions and Stock-based Compensation Expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility was based on the historical volatility of the Company’s common stock for the years ended December 31, 2013 and 2012. The expected life of options granted during the years ended December 31, 2013 and 2012 was estimated using the simplified method by taking the average of the vesting term and the contractual term of the option as provided by the applicable accounting guidance. The simplified method was used because of significant structural changes in the Company’s business associated with past restructuring activities such that its historical exercise data does not provide a reasonable basis upon which to estimate the expected term.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Year Ended December 31,
	2013	2012
Expected volatility	51-52%	49-51%
Risk-free interest rate	1.0-1.3%	0.7-1.2%
Expected life (years)	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%
Weighted-average fair value of options granted during the period	$1.76	$0.66

Stock-based compensation expense was as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Cost of revenues	$253	$156
Product development	105	73
Sales and marketing	370	197
General and administrative	683	673
Restructuring charges, net	-	80
Total stock-based compensation expense	1,411	1,179
Tax effect on stock-based compensation expense	-	-
Net effect on net loss	$1,411	$1,179

The Company recognized approximately $80,000 of stock-based compensation expense for the year ended December 31, 2012 for stock option modifications in connection with the departure of the Company’s former Chief Financial Officer in 2012.

The accounting guidance requires that forfeitures be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of December 31, 2013, there was $2.7 million of unrecorded total stock-based compensation, after estimated forfeitures, related to unvested stock options. That cost is expected to be recognized over a weighted average remaining period of 2.6 years. As of December 31, 2013, there was $27,000 of unrecorded stock-based compensation related to unvested restricted stock. That cost is expected to be recognized over a weighted average remaining period of 0.3 years.

Stock Option Activity

A summary of the Company’s stock option activity for the periods indicated is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life ( Years)	Value
	(In thousands)
Outstanding at December 31, 2011	4,163	3.87	6.01	20
Options granted	1,767	1.41
Options exercised	(120)	1.20
Options forfeited/cancelled/expired	(713)	3.30
Outstanding at December 31, 2012	5,097	3.16	6.15	2,614
Options granted	1,277	3.57
Options exercised	(930)	3.00
Options forfeited/cancelled/expired	(363)	5.07
Outstanding at December 31, 2013	5,081	$3.16	7.05	$13,412
Vested and expected to vest at December 31, 2013	4,966	$3.16	7.00	$13,113
Exercisable at December 31, 2013	2,894	$3.43	5.76	$7,293

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.60 on December 31, 2013, and the exercise price for the options that were in-the-money at December 31, 2013. The total number of in-the-money options exercisable as of December 31, 2013 was 2,556,000. Total intrinsic value of options exercised was $1,436,000 and $70,000 for the years ended December 31, 2013 and 2012, respectively.

The Company settles employee stock option exercises with newly issued common shares.

 Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Restricted stock awards generally vest in 24 months or less, contingent upon employment with the Company on the date of vest. Stock-based compensation expense related to restricted stock for the years ended December 31, 2013 and 2012 was $103,000 and $(1,000), respectively.

A summary of the Company’s nonvested restricted stock for the periods indicated is as follows:

		Weighted
		Average Grant
	Number of	Date Fair value
	Shares	Per Share
	(In thousands)
Nonvested at December 31, 2011	23	4.90
Shares granted	15	2.87
Shares vested	(21)	4.90
Shares forfeited	(2)	4.90
Nonvested at December 31, 2012	15	2.87
Shares granted	30	3.00
Shares vested	(15)	2.87
Shares forfeited	-	-
Nonvested at December 31, 2013	30	$3.00

9. EMPLOYEE BENEFIT PLAN

 The Company has a 401(k) profit sharing plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of their annual salary, up to the maximum statutory amount. The Company is not required to contribute to the plan, however, beginning January 1, 2006 the Company elected to match 25% of the first employee contributions to the plan of up to 4% of pay. For the years ended December 31, 2013 and 2012, the Company contributed $63,000 and $67,000, respectively, and such amounts are included as an expense in the Company’s consolidated statements of operations in the associated employees’ functional department.

10. RESTRUCTURING CHARGES

During January 2011 and 2012, the Company implemented cost reduction initiatives, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges include employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. For the years ended December 31, 2013 and 2012, restructuring charges were comprised of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Employee severance and related expenses	$54	$1,611
Lease obligations and other exit costs	(21)	75
Non-cash charges	-	(80)
Total	$33	$1,606

The activity accrued restructuring charges for the year ended December 31, 2013 was as follows:

	Balance as of December 31,			Non-cash	Balance as of December 31,	Total Charges to date as of December 31,
	2012	Charges	Payments	Adjustment	2013	2013
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$27	$54	$(81)	$-	$-	$1,585
Lease obligation and other exit costs	44	-	(24)	-	20	75
	71	54	(105)	-	20	1,660
2011 Restructuring Plan
Employee severance and related expenses	-	-	-	-	-	1,452
Lease obligation and other exit costs	150	(21)	(81)	-	48	808
Non-cash charges	-		-		-	59
	150	(21)	(81)	-	48	2,319
Total	$221	$33	$(186)	$-	$68	$3,979

The activity accrued restructuring charges for the year ended December 31, 2012 was as follows:

	Balance as of December 31,			Non-cash	Balance as of December 31,	Total Charges to date as of December 31,
	2011	Charges	Payments	Adjustment	2012	2012
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$-	$1,595	$(1,488)	$(80)	$27	$1,531
Lease obligation and other exit costs	-	90	(109)	63	44	75
	-	1,685	(1,597)	(17)	71	1,606
2011 Restructuring Plan
Employee severance and related expenses	39	1	(40)	-	-	1,450
Lease obligation and other exit costs	377	-	(224)	(3)	150	830
Non-cash adjustments	-	-	-	-	-	59
	416	1	(264)	(3)	150	2,339
Total	$416	$1,686	$(1,861)	$(20)	$221	$3,945

Accrued restructuring charges as of December 31, 2013 and 2012 relates primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations, which extend to 2016. Accrued restructuring charges were included in the Company’s consolidated balance sheet as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Accrued restructuring charges (current liabilities)	$44	$221
Other long-term liabilities	24	-
Total accrued restructuring charges	$68	$221

11. UNAUDITED QUARTERLY FINANCIAL DATA

The following table sets forth our selected unaudited quarterly operating information for each of the eight quarters ended December 31, 2013. This information has been prepared on the same basis as the audited financial statements contained in this report and includes all normal recurring adjustments necessary for the fair statement of the information for the periods presented, when read together with our financial statements and related notes. Our future operating results are difficult to predict and may vary significantly. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Year ended December 31, 2013
Net revenue	$16,980	$21,816	$21,665	$15,392
Cost of revenue	9,837	12,742	12,392	8,703
Income (loss) from operations	(3,675)	104	342	(2,154)
Net income (loss)	(3,686)	94	324	(2,168)
Net income (loss) per share:
Basic	$(0.17)	$-	$0.02	$(0.10)
Diluted	$(0.17)	$-	$0.01	$(0.10)
Weighted average common shares outstanding:
Basic	21,569	21,114	20,830	20,735
Diluted	21,569	22,492	21,700	20,735

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Year ended December 31, 2012
Net revenue	$17,692	$19,767	$20,288	$16,073
Cost of revenue	10,056	11,171	11,098	8,336
Income (loss) from operations	(1,893)	(4,946)	309	(3,064)
Net income (loss)	(1,995)	(4,940)	314	(3,057)
Net income (loss) per share:
Basic	$(0.10)	$(0.24)	$0.02	$(0.15)
Diluted	$(0.10)	$(0.24)	$0.02	$(0.15)
Weighted average common shares outstanding:
Basic	20,659	20,637	20,650	20,573
Diluted	20,659	20,637	20,663	20,573

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

There have been no changes in or disagreements with accountants in accounting or financial disclosure matters during the Company's fiscal years ended December 31, 2013 and 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control — Integrated Framework.

Based on our evaluation, under the criteria set forth by COSO (1992 framework) in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. As a smaller reporting company we are not required to include an attestation report of our independent registered public accounting firm.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information:

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

Executive officers

The information required by this item with respect to executive officers is incorporated by reference to Item 1 of this annual report on Form 10-K. That information can be found under the caption, “Executive Officers.”

Directors

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption, “Directors.”

Section 16(a) beneficial ownership reporting compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Corporate governance

The information required by this item with respect to corporate governance is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption, “Board Committees — Audit Committee.”

Item 11.	Executive Compensation:

The information required by this item with respect to executive compensation is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption, “Compensation and Other Information Concerning Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption, “Security Ownership by our Directors, Officers and Principal Stockholders.” The information required by this item with respect to equity compensation plan information is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption, “Equity compensation plan information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption, “Significant Relationships and Transactions with Directors, Officers or Principal Stockholders,” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services:

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption, “Proposal 2 — Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedule:

(a) Documents filed with this report:

1. Financial Statements.

The following financial statements and related reports of Independent Registered Public Accounting Firms are incorporated in Item 8 of this report:

•	Reports of independent Registered Public Accounting Firms;

•	Consolidated Balance Sheets at December 31, 2013 and 2012;

•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012;

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and

•	Notes Consolidated Financial Statements.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the two fiscal years in the period ended December 31, 2013.

The following financial statement schedule of ZipRealty, Inc. for each of the past two years in the period ended December 31, 2013 should be read in conjunction with the Consolidated Financial Statements of ZipRealty, Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance
	Beginning of	Costs and		at End
Description	Year	Expenses	Deductions	of Year
	(In thousands)
Fiscal year ended December 31, 2012
Provisions for Doubtful Accounts	35	—	20	15
Deferred Tax Asset Valuation	41,305	1,809	—	43,114
Fiscal year ended December 31, 2013
Provisions for Doubtful Accounts	15	15	7	7
Deferred Tax Asset Valuation	43,114	1,280	—	44,394

All other financial statement schedules have been omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

3. Exhibits.

The exhibits listed in the Exhibit Index are filed as a part of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPREALTY, INC.

By:	/s/ Eric L. mersch
Eric L. Mersch
Chief Financial Officer

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles C. Baker	Chief Executive Officer, President and Director	March 7, 2014
Charles C. Baker	(Principal Executive Officer)

/s/ Eric L. Mersch	Chief Financial Officer	March 7, 2014
Eric L. Mersch	(Principal Financial and Accounting Officer)

/s/ Donald F. Wood	Chairman of the Board of Directors	March 7, 2014
Donald F. Wood

/s/ Elisabeth H. DeMarse	Director	March 7, 2014
Elisabeth H. DeMarse

/s/ Robert C. Kagle	Director	March 7, 2014
Robert C. Kagle

/s/ Stanley M. Koonce, Jr.	Director	March 7, 2014
Stanley M. Koonce, Jr.

/s/ Gary A. Wetsel	Director	March 7, 2014
Gary A. Wetsel

Exhibit Index

Exhibit
Number	Description
3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 12, 2008

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Form of Director and Executive Officer Indemnification Agreement, revised May 2010

10.2(2)*	1999 Stock Option Plan

10.3(2)*	2004 Equity Incentive Plan

10.3(a)(4)*	Form of Stock Option Award Agreement under 2004 Equity Incentive Plan

10.3(b)(5)*	First Amendment under 2004 Equity Incentive Plan

10.4(6)*	Form of Change of Control Agreement – Non-Section 16 Vice Presidents

10.5(7)*	Form of Change of Control Agreement – Section 16 Executive Officers

10.5(8)*	Director Compensation Policy, revised March 8, 2012

10.6(2)	Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(a)(2)	First Amendment dated March 22, 2002 to Office Lease Agreement between the Registrant and EOP-Emeryville Properties, L.L.C. dated November 28, 2001

10.6(b)(9)	Third Amendment dated November 30, 2005 to Office Lease Agreement between ZipRealty, Inc. and CA-Emeryville Properties Limited Partnership (as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10.6(c)(10)	Fourth Amendment dated as of July 29, 2011 to Office Lease Agreement between ZipRealty, Inc. and Emeryville Office, L.L.C. (as successor in interest to CA-Emeryville Properties Limited Partnership, as successor in interest to EOP-Emeryville Properties, L.L.C.) dated November 28, 2001

10.7(11)*	Management Incentive Plan- Fiscal Year 2012

10.8(12)*	Management Incentive Plan - Fiscal Year 2013

10.9(13)*	Management Incentive Plan - Fiscal Year 2014

10.10(14)*	Employment Agreement with Charles C. Baker dated October 14, 2010

10.11(15)*	Offer Letter of Eric L. Mersch effective April 9, 2012

10.12(16)*	Offer Letter of Franklin V. (Van) Davis effective May 7, 2012

10.13(17)*	Offer Letter of Xavier Zang effective June 3, 2013

10.14(18)*	Separation Agreement and General Release with David A. Rector

10.15(19)	Settlement Agreement and General Release dated September 28, 2012, with the Division of Labor Standards Enforcement, Department of Industrial Relations, State of California

16.1(20)*	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant

23.1	Consent of independent registered public accounting firm

24.1	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-51002) filed with the Securities and Exchange Commission on August 4, 2010.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 28, 2005.

(5)	Incorporated by reference to Exhibit 10.3(b) to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 13, 2012.

(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2011.

(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 5, 2014.

(8)	Incorporated by reference to Exhibit 10.5(a) to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 13, 2012.

(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 6, 2005.

(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2012.

(11)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (file No. 000-51002) filed with the Securities and Exchange Commission on March 9, 2012.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on March 6, 2013.

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on March 5, 2014.

(14)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (file No. 000-51002) filed with the Securities and Exchange Commission on October 14, 2010.

(15)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q (file No. 000-51002) filed with the Securities and Exchange Commission on May 11, 2012.

(16)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on May 8, 2012.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on June 5, 2013.

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on August 22, 2012.

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on October 1, 2012.

(20)	Incorporated by to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on April 4, 2012.

*       Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

