Form 10-Q
period 2014-03-31
ZIPREALTY INC
filed 2014-05-09
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

We had 21,684,807 shares of common stock outstanding at May 1, 2014.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2013, as such disclosure may be revised under “Risk Factors” in Item 1A of Part II of this report. Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report or in materials incorporated herein by reference.

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

Internet site

Our Internet address is www.ziprealty.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our Internet website. Information contained on, or that can be accessed through our website does not constitute a part of this report, and inclusions of our Internet address in this report are inactive textual references only.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$11,047	$14,311
Accounts receivable, net of allowance of $12 and $7, respectively	1,111	975
Prepaid expenses and other current assets	1,343	1,401
Total current assets	13,501	16,687
Restricted cash	210	210
Property and equipment, net	3,255	3,142
Other assets	137	145
Total assets	$17,103	$20,184
LIABLITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,034	$1,100
Accrued expenses and other current liabilities	5,636	6,171
Accrued restructuring charges, current portion	31	44
Total current liabilities	6,701	7,315
Other long-term liabilities	548	586
Total liabilities	7,249	7,901

Commitment and contingencies (Note 8)

Stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized: 25,312 and
25,263 shares issued and 21,684 and 21,647 outstanding, respectively	25	25
Additional paid-in capital	164,186	163,680
Accumulated deficit	(136,666)	(133,770)
Treasury stock, at cost: 3,628 and 3,615 shares, respectively	(17,691)	(17,652)
Total stockholders' equity	9,854	12,283

Total liabilities and stockholders' equity	$17,103	$20,184

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Net revenues	$13,573	$15,392
Operating costs and expenses:
Cost of revenues	7,243	8,703
Product development (1)	2,073	1,847
Sales and marketing	5,063	5,026
General and administrative	2,049	1,835
Litigation settlement charges (Note 7)	31	78
Restructuring charges, net	-	57
Total operating costs and expenses	16,459	17,546
Loss from operations	(2,886)	(2,154)
Interest income	3	2
Loss before income taxes	(2,883)	(2,152)
Provision for income taxes	13	16
Net loss	$(2,896)	$(2,168)
Net loss per share:
Basic and diluted	$(0.13)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	21,656	20,735

(1) Amortization of internal-use software and website development costs included in product development	406	317

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Comprehensive Loss:
Net loss	$(2,896)	$(2,168)
Change in accumulated unrealized gain on available-for-sale securities, net of tax	-	-
Comprehensive loss	$(2,896)	$(2,168)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,896)	$(2,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	478
Stock-based compensation expense	341	269
Provision for doubtful accounts	5	5
Changes in operating assets and liabilities:
Accounts receivable	(141)	151
Prepaid expenses and other current assets	58	147
Other assets	8	21
Accounts payable	(66)	(261)
Accrued expenses and other current liabilities	(535)	(56)
Accrued restructuring charges, current portion	(13)	(73)
Other long-term liabilities	(38)	(18)
Net cash used in operating activities	(2,705)	(1,505)
Cash flows from investing activities:
Purchases of property and equipment	(667)	(752)
Net cash used in investing activities	(667)	(752)
Cash flows from financing activities:
Proceeds from stock option exercises	147	303
Acquisition of treasury stock	(39)	-
Net cash provided by financing activities	108	303
Net decrease in cash and cash equivalents	(3,264)	(1,954)
Cash and cash equivalents at beginning of period	14,311	12,921
Cash and cash equivalents at end of period	$11,047	$10,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2014 and 2013 and for the three months then ended have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. The Company’s historical quarterly operations have been additionally impacted in recent years as a result of economic conditions and government programs that altered home buyer behavior. Net transaction revenues during the three months ended March 31, 2013 and 2012 accounted for approximately 20.3% and 24.0% of annual net transaction revenues for the years ended December 31, 2013 and 2012, respectively.

Significant accounting policies

Revenue recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered and collectability of the resulting receivable is reasonably assured.

We derive the majority of our net revenues from commissions earned in our owned-and-operated residential real estate brokerage. We also derive net revenues from commission referrals earned from brokers who are Powered by Zip clients. We recognize commission based revenues upon closing of a sale and purchase transaction, net of any rebate, commission discount or transaction fee adjustment. These transactions typically do not have multiple deliverable arrangements.

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

2. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Computer hardware and software	$12,011	$11,341
Furniture, fixture and equipment	1,946	1,944
Leasehold improvements	1,969	1,956
Total	15,926	15,241
Less: accumulated depreciation and amortization	(12,671)	(12,099)
Total property and equipment, net	$3,255	$3,142

Depreciation and amortization expense for the quarter ended March 31, 2014 and March 31, 2013 was approximately $572,000 and $478,000, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Accrued compensation	$1,244	$1,606
Accrued agent commissions	985	959
Accrued marketing	780	861
Accrued litigation settlement	1,933	1,909
Accrued professional fees	126	164
Other accrued expenses	568	672
Total accrued expenses and other current liabilities	$5,636	$6,171

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

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds. At March 31, 2014 and December 31, 2013, there were no liabilities recorded at fair value. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The Company did not have any Level 2 and Level 3 financial assets at March 31, 2014 or at December 31, 2013. The Company utilizes a pricing service to assist in obtaining fair value pricing for its investment portfolio.

At March 31, 2014 and December 31, 2013, the Company’s cash equivalents amounting to $5.5 and $11.3 million, respectively were invested in money market funds and were measured at fair value on a recurring basis, using Level 1 inputs within the fair value hierarchy.

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$5,474	$-	$-	$5,474	$11,349	$-	$-	$11,349
Total	$5,474	$-	$-	$5,474	$11,349	$-	$-	$11,349

4. NET LOSS PER SHARE

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net loss	$(2,896)	$(2,168)
Denominator:
Weighted average common shares outstanding; basic and diluted	21,656	20,735
Net loss per share; basic and diluted:	$(0.13)	$(0.10)

The following weighted-average outstanding options and non-vested common shares were excluded in the computation of diluted net loss per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Options to purchase common stock	5,283	5,278
Nonvested common stock	30	15
Total	5,313	5,293

5. STOCK-BASED COMPENSATION

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted during the three months ended March 31, 2014 and 2013 was estimated using the simplified method by taking the average of the vesting term and the contractual term of the option as provided by the applicable accounting guidance. The simplified method was used because of significant structural changes in the Company’s business associated with past restructuring activities such that its historical exercise data does not provide a reasonable basis upon which to estimate the expected term.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended March 31,
	2014	2013
Expected volatility	54%	51%
Risk-free interest rate	1.8%	1.0%
Expected life (years)	6.1	6.1
Expected dividend yield	0%	0%
Weighted-average fair value per share of options granted	$2.48	$1.88

Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of revenues	$(104)	$66
Product development	32	23
Sales and marketing	173	9
General and administrative	240	171
Total stock-based compensation expense	$341	$269

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of March 31, 2014, there was $3.6 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average remaining recognition period of 2.8 years. As of March 31, 2014, there was no unrecorded stock-based compensation related to unvested restricted stock.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2013	5,081	$3.16	7.05	$13,412
Options granted	675	4.75
Options exercised	(49)	3.01
Options forfeited/cancelled/expired	(49)	2.82
Outstanding at March 31, 2014	5,658	$3.35	6.88	$3,501
Exercisable at March 31, 2014	3,291	$3.35	5.38	$2,353

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

The Company granted options for 183,000 shares during the three months ended March 31, 2012 that provided accelerated vesting if the Company’s closing stock price was equal to or greater than $5.00 per share for a period of 120 consecutive days, which was achieved in January of 2014, and granted options for 183,000 shares that provided for vesting in full if the Company achieved adjusted EBITDA profitability for the year ended December 31, 2012, which was determined in February of 2013 to have been achieved for the year ended December 31, 2012.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.28 on March 31, 2014, and the exercise price for the options that were in-the-money at March 31, 2014. The total number of in-the-money options exercisable as of March 31, 2014 was 2,192,000. Total intrinsic value of options exercised was $112,000 and $54,000 for the three months ended March 31, 2014 and 2013, respectively. The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. Stock-based compensation expense related to restricted stock for the three months ended March 31, 2014 and 2013 was $27,000 and $11,000, respectively. As of March 31, 2014 and December 31, 2013, the Company had zero and 30,000 shares of nonvested restricted stock awards, respectively.

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

(In thousands)
Nonvested at December 31, 2013	30	$3.00
Shares granted	-	-
Shares vested	(30)	3.00
Shares forfeited	-	-
Nonvested at March 31, 2014	-	$-

6. INCOME TAXES

The Company currently forecasts losses for the year. Since these losses are not benefitted, they are not included in the effective tax rate calculation. The tax provision is comprised of Texas margin tax and other state minimum taxes and is recorded ratably in the interim period.

The Company maintains that a full valuation allowance should be maintained for its net deferred tax assets at March 31, 2014. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

7. LEGAL SETTLEMENT CHARGES

On September 26, 2011, the Division of Labor Standard Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. On September 28, 2012, the Company entered into a settlement Agreement and General Release (the “Agreement”) with the DLSE concerning the complaint. Pursuant to the Agreement the Company paid $0.2 million to the DLSE for attorneys’ fees and costs, and $4.8 million into a trust for disbursement to former employees as back wages. The Company will pay the employer’s share of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which totaled less than $0.1 million in the three months ended March 31, 2014 and $0.1 million in the three months ended March 31, 2013 and were reflected in litigation settlement charges in the Company’s Statement of Operations, and which could total an additional $0.1 million if all remaining former employee claimants participate. A liability and corresponding expense for this additional $0.1 million of employer taxes and administrative fees have not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release claim against the Company. The Agreement also includes a full release by the DLSE from further liability on this issue. On October 12, 2012, the Court dismissed the entire action, with prejudice, against the defendants.

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerned our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. The complaint sought liquidated and treble damages in addition to wages and overtime for an unspecified amount. On December 23, 2013, we reached a settlement for $1.7 million to resolve both the federal and state law claims. This settlement was subsequently approved by the court. We will also be responsible for payment of the employer’s share of F.I.C.A. taxes and other employer tax for the back wages which total approximately $0.2 million. A liability and corresponding expense for the $1.7 million settlement and $0.2 million for associated employer’s share of F.I.C.A. taxes and other employer taxes was included in litigation settlement charges in the Company’s Statement of Operations for the year ended December 31, 2013 because a loss is both probable and reasonably estimable.

On February 29, 2012, one real estate agent formerly employed by the Company, on behalf of herself and all other similarly situated individuals, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc., concerning the Company’s compensation practices regarding real estate agents in California. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint sought unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. On May 20, 2013, Ms. Adewunmi dropped the class claims in her complaint and proceeded as an individual plaintiff. On January 28, 2014, the Company reached a settlement with Ms. Adewunmi for $30,000 to resolve all claims. The payment of this $30,000 settlement was reflected in litigation settlement charges in the Company’s Statement of Operations for the three months ended March 31, 2014.

8. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through June 2019. The terms of the lease agreements provide for renewal options and escalation clauses. Future gross and net lease commitments under non-cancelable operating leases at March 31, 2014 were as follows, in thousands:

	Gross
	Operating		Net Operating
	Lease	Sublease	Lease
	Commitments	Income	Commitments
	(In thousands)
Remainder of 2014	$1,356	$(60)	$1,296
2015	1,697	(82)	1,615
2016	1,467	(71)	1,396
2017	948	(38)	910
2018	374	-	374
2019	62	-	62
Total minimum lease payments	$5,904	$(251)	$5,653

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

9. RESTRUCTURING CHARGES, NET

2012 Restructuring Plan

During February 2012, the Company announced a restructuring, including a work force realignment to more appropriately allocate resources to its key strategic initiatives. The workforce realignment involved investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that did not support its strategic priorities. During March 2012, the Company announced the transition of its owned-and-operated brokerage office in Salt Lake City to a third-party brokerage joining the Company’s Powered by Zip business. The Company’s restructuring charges related to the 2012 Restructuring Plan during the three months ended March 31, 2014 were insignificant.

2011 Restructuring Plan

During January 2011, the Company announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. As of March 31, 2013, the Company has recorded the majority of the cost of this restructuring. Accrued 2011 Restructuring Plan charges as of March 31, 2013 relate primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations through the third quarter of 2016. The Company’s restructuring charges related to the 2011 Restructuring Plan during the three months ended March 31, 2014 were insignificant.

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the three months ended March 31, 2014:

	Balance as of December 31,			Balance as of March 31,	Total charges to date as of March 31,
	2013	Charges	Payments	2014	2014
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$-	$-	$-	$-	$1,585
Lease obligation and other exit costs	20	(15)	-	5	60
Non-cash charges	-	-	-	-	-
	20	(15)	-	5	1,645
2011 Restructuring Plan
Employee severance and related expenses	-	-	-		1,452
Lease obligation and other exit costs	48	15	(22)	41	824
Non-cash charges	-	-	-	-	59
	48	15	(22)	41	2,335
Total	$68	$-	$(22)	$46	$3,980

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the three months ended March 31, 2013:

	Balance as of December 31,			Balance as of March 31,	Total charges to date as of March 31,
	2012	Charges	Payments	2013	2013
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$27	$57	$(83)	$1	$1,588
Lease obligation and other exit costs	44	-	(6)	38	75
Non-cash charges	-	-	-	-	-
	71	57	(89)	39	1,663
2011 Restructuring Plan
Employee severance and related expenses	-	-	-	-	1,450
Lease obligation and other exit costs	150	-	(41)	109	830
Non-cash charges	-	-	-	-	59
	150	-	(41)	109	2,339
Total	$221	$57	$(130)	$148	$4,002

Accrued restructuring charges for March 31, 2014 and 2013 relate primarily to non-cancelable lease obligations and related facility costs which the company expects to pay over the remaining terms of the obligations, which extend to the third quarter of 2016. Accrued restructuring charges were as follows:

Accrued restructuring charges were included in the Company’s consolidated balance sheet as follows (in thousands):

	March 31,	December 31,
	2014	2013
	(In thousands)
Accrued restructuring charges (current liabilities)	$31	$44
Other long-term liabilities	15	24
Total accrued restructuring charges	$46	$68

Item2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2013. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements.

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

Who we serve

Our proprietary technology, established reputation as a full service online brokerage, and Powered by Zip business, as well as our prominence both online and in mobile, allow us to serve three main constituencies in the residential real estate industry:

•	First and foremost, we serve serious consumers, which we define as those who expect to purchase or sell a home within the next six to eighteen months. We offer these consumers our technology and services to provide control, choice and seamless, customized service. Through ZipRealty.com and our award-winning mobile apps, we provide consumers with the most accurate and relevant data on homes currently for sale wrapped up in an easy-to-use interface and, when they are ready, connect them with knowledgeable local REALTORS® to assist them through every step of their real estate transaction.

•	Second, we serve real estate professionals in our owned-and-operated brokerage business. For these professionals, who seek more productive ways to conduct business in the competitive residential real estate industry, we generate a large base of customer leads which, through an advanced algorithm developed over the course of 15 years, have been systematically matched to yield productive agent-client relationships. These leads are made even more valuable with Zap, which is a system that helps incubate customer relationships with the assistance of powerful prospecting tools and real-time data on client activity that enables agents to provide excellent anticipatory service. In October 2013, we launched a mobile Zap application, which allows agents to access the full functionality of the system via their smartphone or tablet while in the field. In the first quarter of 2014, 97% of our owned-and-operated brokerage agents accessed our mobile Zap application at some point. We also market ZipRealty-affiliated REALTORS® on ZipRealty.com by showcasing their local expertise and real estate transaction activity. We also provide these individuals with personalized agent profile pages accessible online and via mobile devices.

•	Third, we serve other real estate brokerages and their affiliated agents who seek a competitive edge in this new era in which consumers are increasingly using online services for home buying and selling. Brokerages empowered with Zap enjoy online analytical metrics on consumer behavior, and real-time visibility on their leads, transaction pipeline and brokerage operations. With a wide array of analytics, brokerages can measure productivity by agent and allocate leads and resources in a targeted manner. Further, by utilizing our SaaS-based Zap technology platform, our PbZ brokerage clients benefit from our rapid innovation cycle without the burden of expensive IT maintenance and software upgrade costs.

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

Our Powered by Zip clients have 615 agents, bringing the total agent count in the markets served by our owned-and-operated brokerage and Powered by Zip clients to nearly 2,400 local, licensed real estate agents, all of whom are independent contractors.

We have extended our Multiple Listing Service, or MLS, coverage to include several new markets where we do not yet have a full-scale owned-and-operated presence or a PbZ client. This expanded coverage also plays a role in facilitating expansion of our PbZ client base.

Recent expansion of the Powered by Zip business

We are a consistent technology innovator, known in the industry for testing and launching ground-breaking products, and using the live feedback of agents and consumers to improve those ideas and deliver even better, more relevant solutions over time. Our technology progress helped to drive success in our Powered by Zip business, which offers all of Zap’s functionality to third party brokerages. As of March 31, 2014, our Powered by Zip “leads” business served 20 clients. Our clients’ brands include Coldwell Banker, Prudential/Berkshire Hathaway Home Services, Better Homes & Gardens, Century 21, and ERA as well as several independent brokerages with strong regional brands.

We have also developed a new white-label version of Zap and consumer tools for both web and mobile, under which all consumer branding is solely that of our brokerage clients. This offering differs from the “leads” model in that revenue is derived primarily from a subscription fee based upon number of agents. On April 29, 2014, we launched our first white-label brokerage client, and we are continuing to look for additional clients for this offering.

MARKET CONDITIONS AND TRENDS IN OUR BUSINESS

We compete in the domestic residential real estate market. Beginning in late 2005, the market was negatively impacted by a significant correction in the total value of homesale transactions and the deep economic recession that followed. The residential real estate market began showing signs of recovery between mid-2011 and early 2012, and since that time it has shown strong sales and price recovery. However, reasons for caution remain, as we believe that the health of the residential housing market in 2014 will continue to be significantly affected by the availability of credit, inventory and shadow inventory levels, the pace at which banks process their foreclosure pipelines, and interest rates, as well as any significant change in unemployment levels. We cannot predict any changes in those macroeconomic forces, nor can we predict the combined impact of those changes on the residential real estate market.

Current residential real estate market conditions: Recent indicators of national residential real estate market include the following:

•	Volume: According to the National Association of REALTORS®, or NAR, total existing-home sales in March 2014 dropped 0.2% from February 2014 and were 7.5% lower than the March 2013 volume, which was 4.96 million. The sales volume in March 2014 was the slowest since July 2012, when it was 4.59 million.

•	Price: According to NAR, the national median existing-home price in March 2014 increased 7.9% year-over-year, with price increases in all major regions of the country, but the median price growth moderated significantly from the almost eight-year peak of 14.7% reached in August 2013. The price increase was likely due, in part, to continued tight inventory as well as decreases in the percentage of national home sales that represented distressed properties, which fell to 14% in March 2014 from 16% in February 2014 and from 21% in March 2013.

•	Inventory: NAR reported an inventory of 1.99 million existing homes available for sale at the end of March 2014, which represented a 5.2 month supply at the then-current sales pace, and which was up slightly from 5.0 months in February 2014. NAR believes that a housing supply of over six months is needed for equilibrium between home buyers and sellers, and that current inventory levels favor sellers and contribute to price growth.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in our Form 10-K for the year ended December 31, 2013, and of those policies, we believe that the following accounting policies are the most critical to understand and evaluate our financial condition and results of operations.

Revenue recognition

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service has been delivered and collectability of the resulting receivable is reasonably assured.

We derive the majority of our net revenues from commissions earned in our owned-and-operated residential real estate brokerage. We also derive net revenues from commission referrals earned from brokers who are Powered by Zip clients. We recognize commission based revenues upon closing of a sale and purchase transaction, net of any rebate, commission discount or transaction fee adjustment. These transactions typically do not have multiple deliverable arrangements.

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

The accounting guidance for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent historical results and our expectations for the future. Historically, we have recorded a valuation allowance on our deferred tax assets, the majority of which relate to net operating loss carryforwards and we maintain that a full valuation allowance should be accounted for against our net deferred tax assets at March 31, 2014.

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

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Consolidated statement of operations data (unaudited)	(In thousands, except per share amounts)
Net revenues	$13,573	$15,392
Operating costs and expenses:
Cost of revenues	7,243	8,703
Product development (1)	2,073	1,847
Sales and marketing	5,063	5,026
General and administrative	2,049	1,835
Litigation settlement charges (Note 7)	31	78
Restructuring charges, net	-	57
Total operating costs and expenses	16,459	17,546
Loss from operations	(2,886)	(2,154)
Interest income	3	2
Loss before income taxes	(2,883)	(2,152)
Provision for income taxes	13	16
Net loss	$(2,896)	$(2,168)
Net loss per share:
Basic and diluted	$(0.13)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	21,656	20,735

(1) Amortization of internal-use software and website development costs included in product development	$406	$317

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Consolidated statement of operations data (unaudited)
Net revenues	100%	100%
Operating costs and expenses:
Cost of revenues	53.4	56.5
Product development	15.3	12.0
Sales and marketing	37.3	32.7
General and administrative	15.1	11.9
Litigation settlement charges	0.2	0.5
Restructuring charges, net	-	0.4
Total operating costs and expenses	121.3	114.0
Loss from operations	(21.3)	(14.0)
Interest income	-	-
Loss before income taxes	(21.3)	(14.0)
Provision for income taxes	0.1	0.1
Net loss	(21.4)%	(14.1)%

Comparison of the three months ended March 31, 2014 and 2013

Other operating data (1)

	Three Months Ended March 31,		Increase	Percent
	2014	2013	(Decrease)	Change
Number of markets	19	19	-

Number of transactions closed during the period	1,730	2,083	(353)	(16.9)%

Average net revenue per transaction	$6,983	$6,715	268	4.0%

Number of agents at end of the period	1,777	1,576	201	12.8%

(1)	Other operating data includes our owned-and-operated markets only.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Three Months Ended March 31,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Net transaction revenue	$12,080	$13,987	$(1,907)	(13.6)%
Marketing and other revenues	1,493	1,406	87	6.2%
Total net revenues	$13,573	$15,393	$(1,820)	(11.8)%

The decrease in our net transaction revenues of $1.9 million or 13.6% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was driven primarily by a decrease in the number of transactions closed during the period of 353 or 16.9%. We believe the decrease in transaction volume was attributable to inventory constraints and a year-over-year decline in home sale transactions in some markets we serve. The market continues to be impacted by reduced availability of mortgage financing and low inventory. Same market average net revenue per transaction for the period was $6,983 compared to $6,715 last year, an increase of $268 or 4.0%, due to the impact of higher average homesale prices. The modest increase in marketing and other revenues for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was attributable to increased transaction referrals from brokers who are Powered by Zip clients of $0.1 million.

We expect our net transaction revenues in 2014 will be approximately equal to 2013, with an increase in the average net revenue per transaction and a decrease in the overall number of transactions closed. We also expect our marketing and other revenue will increase for 2014 primarily attributable to increased revenues from our Powered by Zip business partially and higher marketing agreement revenues.

Cost of revenues

	Three Months Ended March 31,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Cost of revenues	$7,243	$8,703	$(1,460)	(16.8)%

The decrease in cost of revenues for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was related to lower transaction volumes in the period. Same market cost of revenues for the three months ended March 31, 2014 were $7.2 million compared to $8.7 million for the three months ended March 31, 2013. Agent commissions decreased by approximately $1.5 million or 17.0% between those periods. Cost of revenues as a percentage of net transaction revenues was 60.0% in the three months ended March 31, 2014 compared to 62.2% in the three months ended March 31, 2013.

We expect our cost of revenues will decrease slightly in 2014, compared to 2013, because of the mix of commission rates expected to be paid to our agents. Our cost of revenues moves in relation to the market net revenues on which commissions are based and also increases or decreases as a result of the mix of commission rates paid to our agents.

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

	Three Months Ended March 31,		Increase	Percent
	2014	2013	(Decrease)	Change
		(In thousands)
Product development	$2,073	$1,847	$226	12.2%

Product development expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 increased by $0.2 million or 12.2% and were primarily attributable to an increase in product development staff and associated salaries and benefits of $0.2 million. As a percentage of net revenues, product development expenses increased by 3.3 percentage points for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

We expect to continue enhancing tools and features on our website and technology platform for consumers and agents as well as for Powered by Zip clients and expect that our product development expenses will increase in 2014 in absolute dollars.

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

	Three Months Ended March 31,		Increase	Percent
	2014	2013	(Decrease)	Change
Sales and marketing:	(In thousands)
Market level	$3,449	$3,693	$(244)	(6.6)%
Regional/corporate support and marketing	1,614	1,333	281	21.1%
Total	$5,063	$5,026	$37	0.7%

Market level sales and marketing expenses decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease of $0.2 million or 6.6% was principally attributable to decreases in customer acquisition and marketing costs of $0.2 million. As a percentage of net revenues, market level sales and marketing expenses were 25.4% for the three months ended March 31, 2014 compared to 24.0% for the three months ended March 31, 2013.

Regional/corporate sales support and marketing expenses increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase of $0.3 million or 21.1% was attributable to an increase in salaries and benefits of $0.3 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 11.9% for the three months ended March 31, 2014 compared to 8.7% for the three months ended March 31, 2013.

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

	Three Months Ended March 31,		Increase	Percent
	2014	2013	(Decrease)	Change
		(In thousands)
General and administrative	$2,049	$1,835	$214	11.7%

General and administrative expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 increased by approximately $0.2 million or 11.7% and were primarily attributable to increases of stock-based compensation and severance of $0.2 million. As a percentage of net revenues, general and administrative expenses were 15.1% for the three months ended March 31, 2014 compared to 11.9% in the three months ended March 31, 2013.

We expect our general and administrative expenses for 2014 to be slightly greater than 2013 in absolute dollars and as a percentage of net revenues.

Restructuring charges, net

	Three Months Ended March 31,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Restructuring charges, net	$-	$57	$(57)	(100.0)%

Restructuring charges for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 decreased by approximately $0.1 million or 100%, because we substantially completed our restructuring plans at December 31, 2013.

 Interest income

Interest income relates to interest we earn on our money market deposits and short-term investments.

	Three Months Ended March 31,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Interest income	$3	$2	$1	50.0%

Interest income fluctuates as our cash equivalents and short-term investment balances change and applicable interest rates increase or decrease.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity at this time are our cash and cash equivalents. As of March 31, 2014, we had cash and cash equivalents at fair value of $11.0 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $2.7 million and $1.5 million in the three months ended March 31, 2014 and 2013, respectively. Cash used in the three months ended March 31, 2014 resulted primarily from a net loss of $2.9 million and net changes in operating assets and liabilities of $0.7 million offset by non-cash adjustments. The non-cash adjustments resulted primarily from $0.6 million of depreciation and amortization and $0.3 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash used in the three months ended March 31, 2013 resulted primarily from a net loss of $2.2 million and net changes in operating assets and liabilities of $0.1 million offset by non-cash adjustments. Cash used of $0.1 million from the net change in operating assets and liabilities included a $0.1 million restructuring charge accrual reversal. The non-cash adjustments resulted primarily from $0.5 million of depreciation and amortization and $0.3 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses.

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

Investing activities

Our investing activities used cash of $0.7 million and $0.8 million in the three months ended March 31, 2014 and 2013, respectively. Cash used in the three months ended March 31, 2014 represents the purchase of property and equipment, including amounts for website development and internal use software. Cash used in the three months ended March 31, 2013 represents the purchase of property and equipment, including amounts for website development and internal use software.

Currently, we expect our remaining 2014 capital expenditures to be approximately $1.6 million primarily attributable to amounts capitalized for internal-use software and website development costs as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash of $0.1 million and $0.3 million in the three months ended March 31, 2014 and 2013, respectively, from proceeds from stock option exercises.

Future needs

We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund cash used in our operations, restructurings and capital expenditures for at least the next twelve months. Our future capital requirements will depend on many factors, including our level of investment in technology and online marketing initiatives, our rate of growth in our local markets and in expanding our Powered by Zip business and possible litigation settlements and legal fees. In addition, although there are signs that an economic recovery may be underway, if the recent macroeconomic environment and state of the residential real estate market continues or worsens, we may have a greater need to fund our business by using our cash and cash equivalents, which could not continue indefinitely without raising additional capital.

We currently have no bank debt or line of credit facilities. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business and results of operations will likely suffer.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through June 2019. The following table provides summary information concerning our future obligations and commitments as of March 31, 2014:

	Payments due by Period
	Less Than			More Than
	1 year	1 to 3 years	3 to 5 years	5 Years	Total
	(In thousands)
Minimum lease payments	$1,356	$3,163	$1,384	$-	$5,903

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

NON-GAAP MEASURE

The table below shows the trend of Adjusted EBITDA as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net revenue	$13,573	$15,392
Adjusted EBITDA	$(1,942)	$(1,272)
Adjusted EBITDA margin	(14.3)%	(8.3)%

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

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP measure, net loss, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Reconciliation of non-GAAP Adjusted EBITDA to net loss	(In thousands)
Net loss	$(2,896)	$(2,168)
Add back:
Interest income	(3)	(2)
Provision for income taxes	13	16
Depreciation and amortization	572	478
Stock-based compensation expense	341	269
Restructuring charges, net	-	57
Litigation settlement charges (non-core-operating) (1)	31	78
Non-GAAP Adjusted EBITDA	$(1,942)	$(1,272)

(1)	Litigation settlement charges (non-core operations) represent amounts we consider not reflective of our core ongoing operations and includes settlement and claim expense for litigation associated with our former model for our agents which has since been transitioned from an employee to an independent contractor model.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk:

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

As of March 31, 2014 and 2013, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at March 31, 2014 and 2013, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerned our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleged that we failed to pay these persons minimum wage and overtime as required by federal law. The complaint sought liquidated and treble damages in addition to wages and overtime for an unspecified amount. On December 23, 2013, we reached a settlement for $1.7 million to resolve both the federal and state law claims. This settlement was subsequently approved by the court in March of 2014. We will also be responsible for payment of the employer’s share of F.I.C.A. taxes and other employer tax for the back wages which total approximately $0.2 million.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2013. At this time, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended March 31, 2014, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Eric L. Mersch
Senior Vice President and Chief Financial Officer

Date: May 9, 2014

32

Exhibit Index

Exhibit
Number	Description
3.1(1)	Certificate of Correction to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 12, 2008

3.2(a)(2)	Bylaws

4.1(2)	Form of Common Stock Certificate

10.1(3)*	Management Incentive Plan - Fiscal Year 2014

10.2(4)*	Form of Change of Control Agreement – Section 16 Executive Officers

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on March 5, 2014.

(4)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file No. 000-51002) filed with the Securities and Exchange Commission on March 5, 2014.

*       Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

