Form 10-Q
period 2014-06-30
ZIPREALTY INC
filed 2014-08-13
CIK 1142512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

We had 21,896,963 shares of common stock outstanding at August 6, 2014.

Statement regarding forward-looking statements

This report includes forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and operations, and plans and objectives of management are forward-looking statements. The words “believe,” “may,” “will likely,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “aim,” “expect,” “plan,” “potential,” “predict,” “project,” “designed,” “provides,” “facilitates,” “assists,” “helps” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

●	our pending acquisition by Realogy;

●	trends in the residential real estate market, the market for mortgages, and the general economy;

●	our future financial results;

●	our future growth;

●	our future advertising and marketing activities; and

●	our future investment in technology.

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements:

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$8,278	$14,311
Accounts receivable, net of allowance of $19 and $7, respectively	1,229	975
Prepaid expenses and other current assets	1,527	1,401
Total current assets	11,034	16,687
Restricted cash	210	210
Property and equipment, net	3,316	3,142
Other assets	205	145
Total assets	$14,765	$20,184
LIABLITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,146	$1,100
Accrued expenses and other current liabilities	4,491	6,171
Accrued restructuring charges, current portion	32	44
Total current liabilities	5,669	7,315
Other long-term liabilities	527	586
Total liabilities	6,196	7,901
Commitment and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized: 25,460 and
25,263 shares issued and 21,832 and 21,647 outstanding, respectively	25	25
Additional paid-in capital	164,812	163,680
Accumulated deficit	(138,577)	(133,770)
Treasury stock, at cost: 3,628 and 3,615 shares, respectively	(17,691)	(17,652)
Total stockholders' equity	8,569	12,283
Total liabilities and stockholders' equity	$14,765	$20,184

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	$17,359	$21,665	$30,932	$37,057
Operating costs and expenses:
Cost of revenues	9,757	12,392	17,000	21,095
Product development (1)	2,174	1,829	4,247	3,676
Sales and marketing	5,285	5,374	10,348	10,400
General and administrative	2,157	1,716	4,206	3,551
Litigation settlement charges (Note 8)	(121)	7	(90)	85
Restructuring charges, net	-	5	-	62
Total operating costs and expenses	19,252	21,323	35,711	38,869
Income (loss) from operations	(1,893)	342	(4,779)	(1,812)
Interest income	1	1	4	3
Income (loss) before income taxes	(1,892)	343	(4,775)	(1,809)
Provision for income taxes	19	19	32	35
Net income (loss)	$(1,911)	$324	$(4,807)	$(1,844)
Net income (loss) per share:
Basic	$(0.09)	$0.02	$(0.22)	$(0.09)
Diluted	$(0.09)	$0.01	$(0.22)	$(0.09)
Weighted average common shares outstanding:
Basic	21,706	20,830	21,691	20,783
Diluted	21,706	21,700	21,691	20,783
(1) Amortization of internal-use software and website development costs included in product development	$445	$326	$851	$643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Comprehensive income (loss):
Net income (loss)	$(1,911)	$324	$(4,807)	$(1,844)
Change in accumulated unrealized gain on available-for-sale securities, net of tax	-	-	-	-
Comprehensive income (loss)	$(1,911)	$324	$(4,807)	$(1,844)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ZIPREALTY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,807)	$(1,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,178	947
Stock-based compensation expense	682	556
Provision for doubtful accounts	12	5
Changes in operating assets and liabilities:
Accounts receivable	(266)	(354)
Prepaid expenses and other current assets	(126)	591
Other assets	(60)	46
Accounts payable	46	327
Accrued expenses and other current liabilities	(1,680)	611
Accrued restructuring charges, current portion	(12)	(125)
Other long-term liabilities	(59)	1
Net cash provided by (used in) operating activities	(5,092)	761
Cash flows from investing activities:
Purchases of property and equipment	(1,315)	(1,295)
Net cash used in investing activities	(1,315)	(1,295)
Cash flows from financing activities:
Proceeds from stock option exercises	413	454
Acquisition of treasury stock	(39)	-
Net cash provided by financing activities	374	454
Net decrease in cash and cash equivalents	(6,033)	(80)
Cash and cash equivalents at beginning of period	14,311	12,921
Cash and cash equivalents at end of period	$8,278	$12,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or any other period. The unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the elimination of intercompany accounts and transactions.

Seasonality

The Company’s net transaction revenues and income (loss) from operations have historically varied from quarter to quarter. Such variations are principally attributable to variations in home sales activity over the course of the calendar year. The Company has historically experienced lower net transaction revenues during the first quarter because holidays and adverse weather conditions in certain regions typically reduce the level of sales activity and listings inventories between the Thanksgiving and Presidents’ Day holidays. The Company’s historical quarterly operations have been additionally impacted in recent years as a result of economic conditions and government programs that altered home buyer behavior. Net transaction revenues during the three months ended June 30, 2013 and 2012 accounted for approximately 28.6% and 26.8% of annual net transaction revenues for the years ended December 31, 2013 and 2012, respectively. Net transaction revenues during the six months ended June 30, 2013 and 2012 accounted for approximately 48.9% and 50.7% of annual net transaction revenues for the years ended December 31, 2013 and 2012, respectively.

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

2. SUBSEQUENT EVENT

On July 15, 2014, the Company, Realogy Group LLC, a Delaware limited liability company (“Realogy”) and a wholly owned indirect subsidiary of Realogy Holdings Corp., and Honeycomb Acquisition, Inc., a Delaware corporation and a wholly owned indirect subsidiary of Realogy (“Purchaser”), entered into a definitive Agreement and Plan of Merger, pursuant to which Realogy, through Purchaser, will commence an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.001 per share, for $6.75 per share net to the seller in cash, without interest. Completion of the Offer is subject to several conditions, including (i) that a majority of the shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the expiration or termination of any applicable waiting period relating to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iii) the absence of a material adverse effect on the Company; and (iv) certain other customary conditions. The consummation of the Offer is not subject to any financing condition. On July 25, 2014, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.

3. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Computer hardware and software	$12,675	$11,341
Furniture, fixtures and equipment	1,946	1,944
Leasehold improvements	1,972	1,956
Total	16,593	15,241
Less: accumulated depreciation and amortization	(13,277)	(12,099)
Total property and equipment, net	$3,316	$3,142

Depreciation and amortization expense for the quarters ended June 30, 2014 and June 30, 2013 was approximately $606,000 and $469,000, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Accrued compensation	$1,470	$1,606
Accrued agent commissions	894	959
Accrued marketing	1,026	861
Accrued litigation settlement	201	1,909
Accrued professional fees	357	164
Other accrued expenses	543	672
Total accrued expenses and other current liabilities	$4,491	$6,171

4. FAIR VALUE MEASUREMENTS

Fair Value Measurements

The Company follows the fair value hierarchy, established by the accounting standard related to fair value measurement, to prioritize the inputs used in valuation techniques. There are three broad levels to the fair value hierarchy of inputs to fair value. Level 1 is the highest priority and Level 3 is the lowest priority and are as follows:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active; or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company measures and reports certain financial assets at fair value on a recurring basis, including its investments in money market funds. At June 30, 2014 and December 31, 2013, there were no liabilities recorded at fair value. The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The Company did not have any Level 2 and Level 3 financial assets at June 30, 2014 and at December 31, 2013. The Company utilizes a pricing service to assist in obtaining fair value pricing for its investment portfolio.

At June 30, 2014 and December 31, 2013, the Company’s cash equivalents amounting to $5.5 million and $11.3 million, respectively, were invested in money market funds and were measured at fair value on a recurring basis, using Level 1 inputs within the fair value hierarchy.

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)				(In thousands)
Money market funds	$5,474	$-	$-	$5,474	$11,349	$-	$-	$11,349
Total	$5,474	$-	$-	$5,474	$11,349	$-	$-	$11,349

5. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(1,911)	$324	$(4,807)	$(1,844)
Denominator:
Shares used to compute EPS:
Basic	21,706	20,830	21,691	20,783
Diluted	21,706	21,700	21,691	20,783
Net income (loss) per share basic and diluted:
Basic	$(0.09)	$0.02	$(0.22)	$(0.09)
Diluted	$(0.09)	$0.01	$(0.22)	$(0.09)

The following weighted-average outstanding options and non-vested common shares were excluded in the computation of diluted net income (loss) per share for the periods presented because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Options to purchase common stock	5,624	3,652	5,458	5,563
Nonvested common stock	-	-	15	45
Total	5,624	3,652	5,473	5,608

6. STOCK-BASED COMPENSATION

Valuation assumptions and stock-based compensation expense

The Company estimates the fair value of stock options on the day of grant using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected life, dividend yields and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted during the three and six months ended June 30, 2014 and 2013 was estimated using the simplified method by taking the average of the vesting term and the contractual term of the option as provided by the applicable accounting guidance. The simplified method was used because of significant structural changes in the Company’s business associated with past restructuring activities such that its historical exercise data does not provide a reasonable basis upon which to estimate the expected term.

The assumptions used and the resulting estimates of weighted average fair value per share of options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	57%	52%	54%-57%	51%-52%
Risk-free interest rate	1.6%	1.0-1.3%	1.6-1.8%	1.0-1.3%
Expected life (years)	5.5	5.5-6.1	5.5-6.1	5.5-6.1
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value of options granted during the period	$1.59	$1.50	$2.44	$1.76

Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenues	$(6)	$(13)	$(110)	$53
Product development	42	26	74	49
Sales and marketing	131	90	304	99
General and administrative	174	184	414	355
Total stock-based compensation expense	$341	$287	$682	$556

The accounting standards require forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company estimated expected forfeitures based on various factors including employee class and historical experience. The amount of stock-based compensation expense has been reduced for estimated forfeitures. As of June 30, 2014, there was $3.3 million of unrecorded stock-based compensation, after estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted average remaining recognition period of 2.6 years. As of June 30, 2014, there was no unrecorded stock-based compensation related to unvested restricted stock.

Stock option activity

A summary of the Company’s stock option activity for the period indicated was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life ( Years)	Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2013	5,081	$3.16	7.05	$13,412
Options granted	712	4.66
Options exercised	(197)	2.10
Options forfeited/cancelled/expired	(106)	4.76
Outstanding at June 30, 2014	5,490	$3.36	7.13	$2,602
Exercisable at June 30, 2014	3,381	$3.32	6.01	$1,849

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

In June 2014, the Company’s stockholders approved an Amended and Restated Omnibus Equity Incentive Plan with substantially the same vesting and other terms as the original 2004 Equity Incentive Plan with the exception of eliminating the “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance equal to the least of (a) 1,666,666 shares, (b) 4% of the outstanding shares on such date, or (c) an amount determined by the Board of Directors. The total shares reserved that may be issued under the Amended and Restated Omnibus Equity Incentive Plan is 8,638,089.

During the three months ended March 31, 2012: (i) The Company granted options for 183,000 shares that provided accelerated vesting if the Company’s closing stock price was equal to or greater than $5.00 per share for a period of 120 consecutive days, which was achieved in January of 2014: and (ii) The Company also granted options for 183,000 shares that provided for vesting in full if the Company achieved adjusted EBITDA profitability for the year ended December 31, 2012, which was determined in February of 2013 to have been achieved for the year ended December 31, 2012.

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.03 per share on June 30, 2014, and the exercise price for the options that were in-the-money at June 30, 2014. The total number of in-the-money options exercisable as of June 30, 2014 was 1,616,000. Total intrinsic value of options exercised was $306,000 and $221,000 for the six months ended June 30, 2014 and 2013, respectively. The Company settles employee stock option exercises with newly issued common shares.

 Restricted Stock

The Company expenses the cost of restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restriction lapse. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2014 was $0 and $27,000, respectively. Stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2013 was $19,000 and $29,000, respectively. As of June 30, 2014 and December 31, 2013, the Company had 0 and 30,000 shares of nonvested restricted stock awards, respectively.

Weighted
Average
	Number of	Exercise
	Shares	Price
(In thousands)
Nonvested at December 31, 2013	30	$3.00
Shares granted	-	-
Shares vested	(30)	3.00
Shares forfeited	-	-
Nonvested at June 30, 2014	-	$-

7. INCOME TAXES

The Company currently forecasts losses for the year. Since these losses are not benefitted, they are not included in the effective tax rate calculation. The tax provision is comprised of Texas margin tax and other state minimum taxes and is recorded ratably in the interim period.

The Company maintains that a full valuation allowance should be maintained for its net deferred tax assets at June 30, 2014. The Company supports the need for a valuation allowance against the deferred tax assets due to negative evidence including recent historical results and management’s expectations for the future.

8. LEGAL SETTLEMENT CHARGES

On September 26, 2011, the Division of Labor Standard Enforcement, Department of Industrial Relations, State of California (the “DLSE”) filed a lawsuit against the Company in the Superior Court of California, Alameda County, State Labor Commissioner, etc., v. ZipRealty, Inc. The complaint concerned the Company’s compensation practices regarding real estate agents in California, who at the time at issue were classified as employees. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, and failed to provide itemized wage statements, as required by California laws. In addition to wages and overtime, the complaint seeks liquidated damages, for a total claim in excess of $17 million. On September 28, 2012, the Company entered into a settlement Agreement and General Release (the “Agreement”) with the DLSE concerning the complaint. Pursuant to the Agreement the Company paid $0.2 million to the DLSE for attorneys’ fees and costs, and $4.8 million into a trust for disbursement to former employees as back wages. The Company will pay the employer’s share of F.I.C.A. taxes and other employer tax responsibilities on back wages as they are distributed to former employees, as well as the administrative costs of the claims administrator for the trust, which totaled less than $0.1 million in the three and six months ended June 30, 2014 and were reflected in litigation settlement charges in the Company’s Statement of Operations, and which could total less than an additional $0.1 million if all remaining former employee claimants participate. A liability and corresponding expense for the additional employer taxes and administrative fees have not been reflected within the balance sheet because an estimate of the ultimate liability for payment of these payroll taxes cannot be reasonably determined. Disbursements to former employees are subject to their execution of a release claim against the Company. The Agreement also includes a full release by the DLSE from further liability on this issue. On October 12, 2012, the Court dismissed the entire action, with prejudice, against the defendants.

On February 17, 2012, two real estate sales agents formerly employed by us, on behalf of themselves and all other similarly situated individuals, filed a lawsuit against us in the United States District Court, District of Arizona, Patricia Anderson and James Kwasiborski v. ZipRealty, Inc. The complaint concerned our compensation practices nationwide regarding our real estate agents, who at the time at issue were classified as employees. Specifically, the complaint alleges that we failed to pay these persons minimum wage and overtime as required by federal law. The complaint sought liquidated and treble damages in addition to wages and overtime for an unspecified amount. On December 23, 2013, we reached a settlement for $1.7 million to resolve both the federal and state law claims. This settlement was subsequently approved by the court. We were also responsible for payment of the employer’s share of F.I.C.A. taxes and other employer tax for the back wages which total less than $0.1 million. A liability and corresponding expense for the $1.7 million settlement and associated employer’s share of F.I.C.A. taxes and other employer taxes was included in litigation settlement charges in the Company’s Statement of Operations for the year ended December 31, 2013 because a loss is both probable and reasonably estimable.

On February 29, 2012, one real estate agent formerly employed by the Company, on behalf of herself and all other similarly situated individuals, filed a lawsuit against the Company in the Superior Court of California, Los Angeles County, Tracy Adewunmi v. ZipRealty, Inc., concerning the Company’s compensation practices regarding real estate agents in California. Specifically, the complaint alleged that the Company failed to pay these persons minimum wage and overtime, failed to provide meal and rest periods, failed to reimburse employee expenses and failed to provide itemized wage statements as required by California laws. The complaint sought unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. On May 20, 2013, Ms. Adewunmi dropped the class claims in her complaint and proceeded as an individual plaintiff. On January 28, 2014, the Company reached a settlement with Ms. Adewunmi for $30,000 to resolve all claims. The payment of this $30,000 settlement was reflected in litigation settlement charges in the Company’s Statement of Operations for the six months ended June 30, 2014.

9. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through June 2019. The terms of the lease agreements provide for renewal options and escalation clauses. Future gross and net lease commitments under non-cancelable operating leases at June 30, 2014 were as follows, in thousands:

	Gross
	Operating		Net Operating
	Lease	Sublease	Lease
	Commitments	Income	Commitments
	(In thousands)
Remainder of 2014	$911	$(40)	$871
2015	1,696	(82)	1,614
2016	1,467	(71)	1,396
2017	947	(38)	909
2018	374	-	374
2019	62	-	62
Total minimum lease payments	$5,457	$(231)	$5,226

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

On May 22, 2013, we were named as a defendant in a lawsuit filed in the United States District Court of the Western District of Texas, Alexander Stross v. ZipRealty, Inc. On June 6, 2014, the plaintiff filed a first amended complaint that supersedes the original complaint. The complaint alleges that we have infringed on plaintiff’s copyrights and violated the Digital Millennium Copyright Act relating to our alleged misuse of the plaintiff’s home listing photographs in the display of MLS information. The complaint seeks unspecified actual and/or statutory damages and injunctive relief. We are investigating the claims, and we believe that we have not infringed any of the plaintiff’s copyrights or violated the Digital Millennium Copyright Act. We intend to vigorously defend against this lawsuit. No estimate of loss, if any, can be made at this time.

On July 22, 2014, a putative class action lawsuit was filed by Veronica Masseo, on behalf of herself and all similarly situated ZipRealty stockholders, in the Superior Court of the State of California for the County of Alameda, captioned Masseo v. ZipRealty, Inc. et al., against ZipRealty, Realogy Group LLC (“Realogy”), Honeycomb Acquisition, Inc. (“Purchaser”), and members of the Company’s Board of Directors (the “Company Board”), challenging the proposed acquisition of the shares of ZipRealty by Realogy through Purchaser (the “Proposed Transaction”). The lawsuit claimed, among other things, that the members of the Company Board breached their fiduciary duties by allegedly failing to maximize stockholder value in connection with the Proposed Transaction, by agreeing to allegedly preclusive deal protection measures and by omitting allegedly material information from the Company’s Schedule 14D-9. The lawsuit further claimed that the Company, Realogy and Purchaser aided and abetted these alleged breaches of fiduciary duties. The lawsuit sought class certification, preliminary and permanent injunctions prohibiting the consummation of the Proposed Transaction, a declaration that members of the Company Board breached their fiduciary duties, costs and disbursements and any other equitable relief the Court may have deemed just and proper. On July 30, 2014, the plaintiff filed a motion to voluntarily dismiss the lawsuit, which was granted by the court on the same day.

Also, on July 22, 2014, a putative class action lawsuit was filed by Fundamental Partners, on behalf of itself and all similarly situated ZipRealty stockholders, in the Superior Court of the State of California for the County of Alameda, captioned Fundamental Partners v. Baker et al., against the Company, Realogy Holdings Corp., Realogy, Purchaser and members of the Company Board, challenging the defendants’ actions in causing the Company to enter into the Merger Agreement and in omitting certain information from Schedule 14D-9 and Schedule TO. The lawsuit claims, among other things, that members of the Company Board breached their fiduciary duties by engaging in an allegedly unfair process for exploring strategic alternatives. In addition, the lawsuit claims that the Company and members of the Company Board breached their fiduciary duties by omitting allegedly material information from the Company’s Schedule 14D-9. The lawsuit also claims that Realogy Holdings Corp., Realogy and Purchaser breached their fiduciary duties by omitting allegedly material facts from Realogy and Purchaser’s Schedule TO. Finally, the lawsuit claims that the Company, Realogy Holdings Corp., Realogy and Purchaser aided and abetted the alleged breaches by members of the Company Board of their fiduciary duties. The lawsuit seeks class certification, a declaration that the defendants breached their fiduciary duties, an injunction prohibiting the consummation of the Merger Agreement until the trial is conducted or corrective disclosures are made, compensatory and/or rescissory damages, interest, attorney’s fees, expert’s fees and other costs and any other relief the Court may deem just and proper. On August 11, 2014, the Company, Realogy Holdings Corp,, Realogy, Purchaser and members of the Company Board (collectively, the “Defendants”) entered into a stipulation of settlement with the plaintiffs and their counsel in this matter. The Company believes that the lawsuit is without merit; however, to avoid the risk that the litigation may delay or otherwise adversely affect the completion of the Offer and the Merger and to minimize the expense of defending such action, the Defendants have agreed to settle the lawsuit pursuant to the terms of the stipulation of settlement. The stipulation of settlement is subject to customary conditions, including approval by the Superior Court of the State of California following a hearing on the fairness, reasonableness and adequacy of the settlement. If the court does not grant final approval, the proposed settlement as contemplated by the stipulation of settlement may be terminated.

On July 25, 2014, a putative class action lawsuit was filed by Maryann Trezoik, on behalf of herself and all similarly situated stockholders of the Company, in the Court of Chancery of the State of Delaware, captioned Trezoik v. ZipRealty, Inc. et al., against the Company, Realogy Holdings Corp., Realogy, Purchaser, and members of the Company Board, challenging the Proposed Transaction. The lawsuit claimed, among other things, that the members of the Company Board breached their fiduciary duties by allegedly failing to maximize stockholder value in connection with the Proposed Transaction, by engaging in a sale process that allegedly favored Realogy, by agreeing to allegedly preclusive deal protection measures and by omitting allegedly material information from the Company’s Schedule 14D-9. The lawsuit further claimed that the Company, Realogy Holdings Corp., Realogy and Purchaser aided and abetted these alleged breaches of fiduciary duties. The lawsuit sought, among other things, class certification, a declaration that the defendants breached their fiduciary duties or aided and abetted such breaches, a declaration that the proposed transaction is unfair, unjust and inequitable, preliminary and permanent injunctions prohibiting the consummation of the proposed transaction at unfair or inequitable prices, rescission or rescissory damages in the event the proposed transaction is consummated, damages resulting from the alleged wrongdoing of the defendants, costs and disbursements and any other relief the Court may deem just and proper. The plaintiff filed a request for dismissal on August 7, 2014, which was granted by the court on August 8, 2014.

We are not currently subject to any other material legal proceedings. From time to time we have been, and we currently are, a party to litigation and subject to claims incident to the ordinary course of the business. The amounts in dispute in these matters are not material to us, and we believe that the resolution of these proceedings will not have a material adverse effect on our business, financial position, results of operations or cash flows

Indemnifications

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

10. RESTRUCTURING CHARGES, NET

2012 Restructuring Plan

During February 2012, the Company announced a restructuring, including a work force realignment to more appropriately allocate resources to its key strategic initiatives. The workforce realignment involved investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that did not support its strategic priorities. During March 2012, the Company announced the transition of its owned-and-operated brokerage office in Salt Lake City to a third-party brokerage joining the Company’s Powered by Zip business. The Company’s restructuring charges related to the 2012 Restructuring Plan during the six months ended June 30, 2014 were insignificant.

2011 Restructuring Plan

During January 2011, the Company announced a restructuring, including closing brokerage operations in selected underperforming markets and a workforce reduction in sales support and administration functions. The associated restructuring charges included employee severance pay and related expenses, non-cancelable lease obligations and other exit costs. As of June 30, 2014, the Company has recorded the majority of the cost of this restructuring. Accrued 2011 Restructuring Plan charges as of June 30, 2014 relate primarily to non-cancelable lease obligations and related facility costs which the Company expects to pay over the remaining terms of the obligations through the third quarter of 2016. The Company’s restructuring charges related to the 2011 Restructuring Plan during the six months ended June 30, 2014 were insignificant.

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the six months ended June 30, 2014:

	Balance as of December 31,			Non-cash	Balance as of June 30,	Total Charges to date as of June 30,
	2013	Charges	Payments	Adjustment	2014	2014
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$-	$-	$-	$-	$-	$1,585
Lease obligation and other exit costs	20	(15)	-	-	5	60
Non-cash charges	-	-	-	-	-	-
	20	(15)	-	-	5	1,645
2011 Restructuring Plan
Employee severance and related expenses	-	-	-	-	-	1,452
Lease obligation and other exit costs	48	15	(23)	-	40	823
Non-cash charges	-	-	-		-	59
	48	15	(23)	-	40	2,334
Total	$68	$-	$(23)	$-	$45	$3,979

Restructuring charges activity, relating to the 2012 and 2011 Restructuring Plans, was as follows for the six months ended June 30, 2013:

	Balance as of December 31,			Non-cash	Balance as of June 30,	Total Charges to date as of June 30,
	2012	Charges	Payments	Adjustment	2013	2013
	(In thousands)
2012 Restructuring Plan
Employee severance and related expenses	$27	$50	$(77)	$-	$-	$1,581
Lease obligation and other exit costs	44	-	(24)	-	20	75
Non-cash charges	-	-	-	-	-	-
	71	50	(101)	-	20	1,656
2011 Restructuring Plan
Employee severance and related expenses	-	-	-	-	-	1,452
Lease obligation and other exit costs	150	12	(49)	3	116	841
Non-cash charges	-	-	-	-	-	59
	150	12	(49)	3	116	2,352
Total	$221	$62	$(150)	$3	$136	$4,008

Accrued restructuring changes for June 30, 2014 and 2013 relates primarily to non-cancelable lease obligations and related facility costs which the company expects to pay over the remaining terms of the lease obligations.

Accrued restructuring charges were included in the Company’s consolidated balance sheets as follows (in thousands):

	June 30,	December 31,
	2014	2013
	(In thousands)
Accrued restructuring charges (current liabilities)	$32	$44
Other long-term liabilities	13	24
Total accrued restructuring charges	$45	$68

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve numerous risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including but not limited to those described under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2013 and in Item 1A of Part II of this report. Those reasons include, without limitation, those described at the beginning of this report under “Statement regarding forward-looking statements,” as well as those that may be set forth elsewhere in this report. Except as otherwise required by law, we do not intend to update any information contained in these forward-looking statements.

OVERVIEW

General

We are a leading online, technology-enabled residential real estate brokerage company. Our company owned-and-operated real estate brokerage serves 19 metropolitan markets with over 1,700 licensed REALTORS®. We serve an additional 20 markets through our Powered by Zip, or PbZ, business, which provides our technology platform for acquiring and incubating new customer relationships and for managing real estate transactions. We operate ZipRealty.com, which is consistently one of the most visited real estate brokerage websites in the nation according to reports generated with Google Analytics, a website traffic analysis service. ZipRealty.com attracts approximately 2.7 million unique monthly visitors. We also provide consumers with highly rated mobile applications that offer all of the key features of our website and optimize them for all major platforms and devices.

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

Pending acquisition

On July 15, 2014, the Company, Realogy Group LLC, a Delaware limited liability company (“Realogy”) and a wholly owned indirect subsidiary of Realogy Holdings Corp., and Honeycomb Acquisition, Inc., a Delaware corporation and a wholly owned indirect subsidiary of Realogy (“Purchaser”), entered into a definitive Agreement and Plan of Merger, pursuant to which Realogy, through Purchaser, will commence an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.001 per share, for $6.75 per share net to the seller in cash, without interest. Completion of the Offer is subject to several conditions, including (i) that a majority of the shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the expiration or termination of any applicable waiting period relating to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iii) the absence of a material adverse effect on the Company; and (iv) certain other customary conditions. The consummation of the Offer is not subject to any financing condition. On July 25, 2014, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.

Geographic reach

We conduct our owned-and-operated brokerage services in 19 markets nationwide: Austin, TX; Baltimore, MD; Boston, MA; Chicago, IL; Dallas, TX; Denver, CO; Houston, TX; Las Vegas, NV; Los Angeles, CA; Orange County, CA; Orlando, FL; Phoenix, AZ; Richmond, VA; Sacramento, CA; San Diego, CA; San Francisco Bay Area, CA; Seattle, WA; Portland, OR; and Washington, DC.

Our Powered by Zip business serves leading local brokerages in 20 markets where we do not otherwise conduct business: Albuquerque, NM; Atlanta, GA; Brooklyn, NY; Charlotte, NC; Greater Hudson Valley, NY; Harrisburg, PA; Jacksonville, FL; Long Island, NY; Miami, FL; Minneapolis, MN; Nashville, TN; Palm Beach, FL; Pittsburgh, PA; Raleigh-Durham, NC; Salt Lake City, UT; Sarasota-Naples, FL; St. Louis, MO; Tampa, FL; Tucson, AZ; and Virginia Beach, VA.

Our Powered by Zip clients have 591 agents, bringing the total agent count in the markets served by our owned-and-operated brokerage and Powered by Zip clients to nearly 2,300 local, licensed real estate agents, all of whom are independent contractors.

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

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for the year ended December 31, 2013. Of those policies, we believe that the accounting policies that are the most critical to understand and evaluate our financial condition and results of operations are included in Item 7 of that report under “Critical Accounting Policies and Estimates.”

RESULTS OF OPERATIONS

The following table summarizes certain financial data related to our operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated statement of operations data (unaudited)	(In thousands, except per share amounts)
Net revenues	$17,359	$21,665	$30,932	$37,057
Operating costs and expenses:
Cost of revenues	9,757	12,392	17,000	21,095
Product development (1)	2,174	1,829	4,247	3,676
Sales and marketing	5,285	5,374	10,348	10,400
General and administrative	2,157	1,716	4,206	3,551
Litigation settlement charges (Note 8)	(121)	7	(90)	85
Restructuring charges, net	-	5	-	62
Total operating costs and expenses	19,252	21,323	35,711	38,869
Income (loss) from operations	(1,893)	342	(4,779)	(1,812)
Interest income	1	1	4	3
Income (loss) before income taxes	(1,892)	343	(4,775)	(1,809)
Provision for income taxes	19	19	32	35
Net income (loss)	$(1,911)	$324	$(4,807)	$(1,844)
Net income (loss) per share:
Basic	$(0.09)	$0.02	$(0.22)	$(0.09)
Diluted	$(0.09)	$0.01	$(0.22)	$(0.09)
Weighted average common shares outstanding:
Basic	21,706	20,830	21,691	20,783
Diluted	21,706	21,700	21,691	20,783

(1) Amortization of internal-use software and website development costs included in product development	$445	$326	$851	$643

The following table presents our operating results as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Consolidated statement of operations data (unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	56.2	57.2	55.0	56.9
Product development	12.5	8.4	13.7	9.9
Sales and marketing	30.4	24.8	33.5	28.1
General and administrative	12.4	7.9	13.6	9.6
Litigation settlement charges	(0.7)	-	(0.3)	0.2
Restructuring charges, net	-	-	-	0.2
Total operating costs and expenses	110.8	98.3	115.5	104.9
Income (loss) from operations	(10.8)	1.7	(15.5)	(4.9)
Interest income	-	-	-	-
Income (loss) before income taxes	(10.8)	1.7	(15.5)	(4.9)
Provision for income taxes	0.1	0.1	0.1	0.1
Net income (loss)	(10.9)%	1.6%	(15.6)%	(5.0)%

Comparison of the three months ended June 30, 2014 and 2013

Other operating data (1)

	Three Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
Number of markets-total markets	19	19	-

Number of transactions closed during the period-total markets	2,205	2,769	(564)	(20.4)%

Average net revenue per transaction-total markets	$7,101	$7,254	$(153)	(2.1)%

Number of agents at end of the period-total markets	1,707	1,611	96	6.0%

(1)	Other operating data includes our owned-and-operated markets only.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Three Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Net transaction revenues	$15,657	$20,085	$(4,428)	(22.0)%
Marketing and other revenues	1,702	1,580	122	7.7%
Total net revenues	$17,359	$21,665	$(4,306)	(19.9)%

The decrease in our net transaction revenues of $4.4 million or 22.0% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was driven primarily by a decrease in net revenue per transaction of $153 or 2.1% along with a decrease in the number of transactions closed during the period of 564 or 20.4%. Transactions closed during the period on a same market basis were 2,205 compared to 2,769 last year, a decrease of 564 or 20.7%. We believe the decrease in same market transaction volume was attributable to inventory constraints and a year-over-year decline in home sale transactions in some markets we serve. The market continues to be impacted by reduced availability of mortgage financing and low inventory. The average net transaction revenue per transaction for the period was $7,101 compared to $7,254 last year, a decrease of $153 or 2.1%, due to the impact of lower average homesale prices. The increase in marketing and other revenues for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was attributable to increased marketing fees of $0.3 million offset by a decrease in advertising revenue of $0.2 million.

Cost of revenues

	Three Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Cost of revenues	$9,757	$12,392	$(2,635)	(21.3)%

The decrease in cost of revenues for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was related to a decrease in the number of transactions closed in the period. Cost of revenues for the three months ended June 30, 2014 were $9.8 million compared to $12.4 million for the three months ended June 30, 2013. Agent commissions decreased by approximately $2.6 million or 21.4%. Cost of revenues as a percentage of net transaction revenues was 62.3% in the three months ended June 30, 2014 compared to 61.7% in the three months ended June 30, 2013.

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

	Three Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Product development	$2,174	$1,829	$345	18.9%

The increase in product development expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due primarily to increases to salaries and benefits of $0.2 million and amortization of internal-use software of $0.1 million. As a percentage of net revenues, product development expenses increased by 4.1 percentage points for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

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

	Three Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
Sales and marketing:	(In thousands)
Market level	$3,609	$3,994	$(385)	(9.6)%
Regional/corporate support and marketing	1,676	1,380	296	21.4%
Total	$5,285	$5,374	$(89)	(1.7)%

Market level sales and marketing expenses decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease of $0.4 million or 9.6% was principally attributable to decreases in salaries and benefits of $0.2 million and customer acquisition and marketing costs of $0.2 million. As a percentage of net revenues, market level sales and marketing expenses were 20.8% in the three months ended June 30, 2014 compared to 18.4% in the three months ended June 30, 2013.

Regional/corporate sales support and marketing expenses increased by $0.3 million and consisted primarily of increases to salaries and benefits of $0.3 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 9.7% in the three months ended June 30, 2014 compared to 6.4% in the three months ended June 30, 2013.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expenses related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Three Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
General and administrative	$2,157	$1,716	$441	25.7%

General and administrative expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 increased by approximately $0.4 million or 25.7% and were primarily attributable to increased professional fees of $0.4 million. As a percentage of net revenues, general and administrative expenses were 12.4% for the three months ended June 30, 2014 compared to 7.9% in the three months ended June 30, 2013.

Comparison of the six months ended June 30, 2014 and 2013

Other operating data (1)

	Six Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change

Number of markets-total markets	19	19	-

Number of transactions closed during the period-total markets	3,935	4,852	(917)	(18.9)%

Average net revenue per transaction-total markets	$7,049	$7,022	$27	0.4%

Number of agents at end of the period-total markets	1,707	1,611	96	6.0%

(1)	Other operating data includes our owned-and-operated markets only.

Net revenues

Net transaction revenues consist primarily of commissions earned in our owned-and-operated residential real estate brokerage. Marketing and other revenues consist primarily of marketing agreements, lead generation, advertising and transaction referral commission, including commission referrals earned from brokers in our Powered by Zip network.

	Six Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Net transaction revenues	$27,737	$34,072	$(6,335)	(18.6)%
Marketing and other revenues	3,195	2,985	210	7.0%
Total net revenues	$30,932	$37,057	$(6,125)	(16.5)%

The decrease in our net transaction revenues of $6.3 million or 18.6% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was driven primarily by a decrease in the number of transactions closed during the period of 917 or 18.9% offset by an increase in net revenue per transaction of $27 or 0.4%. Transactions closed during the period on a same market basis were 3,935 compared to 4,852 last year, a decrease of 917 or 18.9%. We believe the decrease in same market transaction volume was attributable to inventory constraints and a year-over-year decline in home sale transactions in some markets we serve. The market continues to be impacted by reduced availability of mortgage financing and low inventory. The average net transaction revenue per transaction for the period was $7,049 in the six months ended June 30, 2014 compared to $7,022 in the six months ended June 30, 2013, an increase of $27 or 0.4%, due to the impact of higher average homesale prices. The increase in marketing and other revenues for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 of $0.2 million was attributable to increased transaction referrals from brokers in our Powered by Zip network of $0.2 million and marketing fees of $0.5 million offset by decreases in advertising income of $0.5 million.

Cost of revenues

	Six Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Cost of revenues	$17,000	$21,095	$(4,095)	(19.4)%

The decrease in cost of revenues for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was related to the decrease in number of transactions for the period. Cost of revenues for the six months ended June 30, 2014 were $17.0 million compared to $21.1 million for the six months ended June 30, 2013. Agent commissions decreased by approximately $4.1 million or 19.6% between those periods. Cost of revenues as a percentage of net transaction revenues was 61.3% in the six months ended June 30, 2014 compared to 62.0% in the six months ended June 30, 2013.

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

	Six Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
Product development	$4,247	$3,676	$571	15.5%

The increase in product development expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due primarily to increases to salaries and benefits of $0.4 million and amortization of internal use software of $0.2 million. As a percentage of net revenues, product development expenses increased by 3.8 percentage points for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

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

	Six Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
Sales and marketing:	(In thousands)
Market level	$7,058	$7,687	$(629)	(8.2)%
Regional/corporate support and marketing	3,290	2,713	577	21.3%
Total	$10,348	$10,400	$(52)	(0.5)%

Market level sales and marketing expenses decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease of $0.6 million or 8.2% was principally attributable to decreases in customer acquisition and marketing costs of $0.4 million, salaries and benefits of $0.2 million and facilities and operating expenses of $0.1 million offset by an increase in recruiting and training of $0.1 million. As a percentage of net revenues, market level sales and marketing expenses were 22.8% in in the six months ended June 30, 2014 compared to 20.7% in the six months ended June 30, 2013.

Regional/corporate sales support and marketing expenses increased by $0.6 million between the periods and consisted primarily of increases to salaries and benefits of $0.7 million and travel and entertainment of $0.1 million offset by a decrease in customer acquisition and marketing costs of $0.1 million and facilities and operating expenses of $0.1 million. As a percentage of net revenues, regional/corporate sales support and marketing expenses were approximately 10.6% in the six months ended June 30, 2014 compared to 7.3% in the six months ended June 30, 2013.

General and administrative

General and administrative expenses consist primarily of compensation and related costs for personnel, facilities and operating expenses related to our executive, finance, human resources, facilities and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and tax services.

	Six Months Ended June 30,		Increase	Percent
	2014	2013	(Decrease)	Change
	(In thousands)
General and administrative	$4,206	$3,551	$655	18.4%

General and administrative expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 increased by approximately $0.7 million or 18.4% and were primarily attributable to increased professional fees of $0.5 million and salaries and benefits of $0.2 million. As a percentage of net revenues, general and administrative expenses were 13.6% for the six months ended June 30, 2014 compared to 9.6% in the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity for 2014 are our cash, cash equivalents and short-term investments. As of June 30, 2014, we had cash and cash equivalents at fair value of $8.3 million and no bank debt, line of credit or equipment facilities.

Operating activities

Our operating activities used cash in the amount of $5.1 million and provided cash in the amount of $0.8 million in the six months ended June 30, 2014 and 2013, respectively. Cash used in the six months ended June 30, 2014 resulted primarily from a net loss of $4.8 million and net changes in operating assets and liabilities of $2.2 million offset by other non-cash adjustments. The non-cash adjustments resulted primarily from $1.2 million of depreciation and amortization and $0.7 million of stock-based compensation expense. The increase in cash used attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses. Cash provided in the six months ended June 30, 2013 resulted primarily from a net loss of $1.8 million offset by net changes in operating assets and liabilities of $1.1 million and by non-cash adjustments of $1.5 million. Cash provided of $1.1 million from the net change in operating assets and liabilities included a $0.1 million restructuring charge accrual. The non-cash adjustments resulted primarily from $0.9 million of depreciation and amortization and $0.6 million of stock-based compensation expense. The increase in cash provided attributable to the net changes in operating assets and liabilities was mainly driven by timing differences in accounts receivable, accounts payable and accrued expenses relating to agent compensation, bonuses, and customer acquisition expenses.

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

Investing activities

Our investing activities used cash of $1.3 million in the six months ended June 30, 2014 and $1.3 million in the six months ended June 30, 2013. Cash used in the six months ended June 30, 2014 and June 30, 2013 represents the purchase of property and equipment, including amounts for website development and internal use software.

Currently, we expect our remaining 2014 capital expenditures to be approximately $1.0 million primarily attributable to amounts capitalized for internal-use software and website development costs as well as expenditures for increased server capacity and software. In the future, our ability to make significant capital investments may depend on our ability to generate cash flow from operations and to obtain adequate financing, if necessary and available.

Financing activities

Our financing activities provided cash of $0.4 million and $0.5 million in the six months ended June 30, 2014 and 2013, respectively, from proceeds from stock option exercises.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We lease office space under non-cancelable operating leases with various expiration dates through June 2019. The following table provides summary information concerning our future obligations and commitments as of June 30, 2014:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Operating lease commitments	$1,780	$2,940	$737	$-	$5,457

OFF-BALANCE SHEET ARRANGEMENTS AND INDEMNIFICATIONS

We do not have any off balance-sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases. Our indemnifications agreements are described in note 9, “Commitments and Contingencies” of the unaudited condensed consolidated financial statements.

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

As of June 30, 2014 and 2013, our cash and cash equivalents consisted primarily of money market funds and our short-term investments consisted primarily of investment grade, highly liquid interest-bearing securities. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities and short-term investments are carried at fair value. The amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are fixed income investments. If market interest rates were to increase or decrease immediately and uniformly by 10% from levels at June 30, 2014 and 2013, there would be a negligible increase or decline in fair market value of the portfolio.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

On March 26, 2010, we were named as one of fourteen defendants in a lawsuit filed in the United States District Court for the District of Delaware, Smarter Agent LLC v. Boopsie, Inc., et al. The complaint alleges that the defendants have each infringed on patents owned by Smarter Agent relating to mobile device application technology and seeks unspecified damages and injunctive relief. The US Patent Office is currently examining the patent issue, and is stayed pending the completion of that investigation. After completing investigation of this matter, we do not believe that we have infringed on any patent, or that we have any liability for the claims alleged, and, thus, we intend to vigorously defend against this lawsuit. No estimate of possible loss, if any, can be made at this time.

On May 22, 2013, we were named as a defendant in a lawsuit filed in the United States District Court of the Western District of Texas, Alexander Stross v. ZipRealty, Inc. On June 6, 2014, the plaintiff filed a first amended complaint that supersedes the original complaint. The complaint alleges that we have infringed on plaintiff’s copyrights and violated the Digital Millennium Copyright Act relating to our alleged misuse of the plaintiff’s home listing photographs in the display of MLS information. The complaint seeks unspecified actual and/or statutory damages and injunctive relief. We are investigating the claims, and we believe that we have not infringed any of the plaintiff’s copyrights or violated the Digital Millennium Copyright Act. We intend to vigorously defend against this lawsuit. No estimate of loss, if any, can be made at this time.

On July 22, 2014, a putative class action lawsuit was filed by Veronica Masseo, on behalf of herself and all similarly situated ZipRealty stockholders, in the Superior Court of the State of California for the County of Alameda, captioned Masseo v. ZipRealty, Inc. et al., against ZipRealty, Realogy Group LLC (“Realogy”), Honeycomb Acquisition, Inc. (“Purchaser”), and members of the Company’s Board of Directors (the “Company Board”), challenging the proposed acquisition of the shares of ZipRealty by Realogy through Purchaser (the “Proposed Transaction”). The lawsuit claimed, among other things, that the members of the Company Board breached their fiduciary duties by allegedly failing to maximize stockholder value in connection with the Proposed Transaction, by agreeing to allegedly preclusive deal protection measures and by omitting allegedly material information from the Company’s Schedule 14D-9. The lawsuit further claimed that the Company, Realogy and Purchaser aided and abetted these alleged breaches of fiduciary duties. The lawsuit sought class certification, preliminary and permanent injunctions prohibiting the consummation of the Proposed Transaction, a declaration that members of the Company Board breached their fiduciary duties, costs and disbursements and any other equitable relief the Court may have deemed just and proper. On July 30, 2014, the plaintiff filed a motion to voluntarily dismiss the lawsuit, which was granted by the court on the same day.

Also, on July 22, 2014, a putative class action lawsuit was filed by Fundamental Partners, on behalf of itself and all similarly situated ZipRealty stockholders, in the Superior Court of the State of California for the County of Alameda, captioned Fundamental Partners v. Baker et al., against the Company, Realogy Holdings Corp., Realogy, Purchaser and members of the Company Board, challenging the defendants’ actions in causing the Company to enter into the Merger Agreement and in omitting certain information from Schedule 14D-9 and Schedule TO. The lawsuit claims, among other things, that members of the Company Board breached their fiduciary duties by engaging in an allegedly unfair process for exploring strategic alternatives. In addition, the lawsuit claims that the Company and members of the Company Board breached their fiduciary duties by omitting allegedly material information from the Company’s Schedule 14D-9. The lawsuit also claims that Realogy Holdings Corp., Realogy and Purchaser breached their fiduciary duties by omitting allegedly material facts from Realogy and Purchaser’s Schedule TO. Finally, the lawsuit claims that the Company, Realogy Holdings Corp., Realogy and Purchaser aided and abetted the alleged breaches by members of the Company Board of their fiduciary duties. The lawsuit seeks class certification, a declaration that the defendants breached their fiduciary duties, an injunction prohibiting the consummation of the Merger Agreement until the trial is conducted or corrective disclosures are made, compensatory and/or rescissory damages, interest, attorney’s fees, expert’s fees and other costs and any other relief the Court may deem just and proper. On August 11, 2014, the Company, Realogy Holdings Corp., Realogy, Purchaser and members of the Company Board (collectively, the “Defendants”) entered into a stipulation of settlement with the plaintiffs and their counsel in this matter. The Company believes that the lawsuit is without merit; however, to avoid the risk that the litigation may delay or otherwise adversely affect the completion of the Offer and the Merger and to minimize the expense of defending such action, the Defendants have agreed to settle the lawsuit pursuant to the terms of the stipulation of settlement. The stipulation of settlement is subject to customary conditions, including approval by the Superior Court of the State of California following a hearing on the fairness, reasonableness and adequacy of the settlement. If the court does not grant final approval, the proposed settlement as contemplated by the stipulation of settlement may be terminated.

On July 25, 2014, a putative class action lawsuit was filed by Maryann Trezoik, on behalf of herself and all similarly situated stockholders of the Company, in the Court of Chancery of the State of Delaware, captioned Trezoik v. ZipRealty, Inc. et al., against the Company, Realogy Holdings Corp., Realogy, Purchaser, and members of the Company Board, challenging the Proposed Transaction. The lawsuit claimed, among other things, that the members of the Company Board breached their fiduciary duties by allegedly failing to maximize stockholder value in connection with the Proposed Transaction, by engaging in a sale process that allegedly favored Realogy, by agreeing to allegedly preclusive deal protection measures and by omitting allegedly material information from the Company’s Schedule 14D-9. The lawsuit further claimed that the Company, Realogy Holdings Corp., Realogy and Purchaser aided and abetted these alleged breaches of fiduciary duties. The lawsuit sought, among other things, class certification, a declaration that the defendants breached their fiduciary duties or aided and abetted such breaches, a declaration that the proposed transaction is unfair, unjust and inequitable, preliminary and permanent injunctions prohibiting the consummation of the proposed transaction at unfair or inequitable prices, rescission or rescissory damages in the event the proposed transaction is consummated, damages resulting from the alleged wrongdoing of the defendants, costs and disbursements and any other relief the Court may deem just and proper. The plaintiff filed a request for dismissal on August 7, 2014, which was granted by the court on August 8, 2014.

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

Our business is subject to a number of risks and uncertainties. Because of risks and uncertainties affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. You should consider carefully the risk factors described below and under “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for our fiscal year ended December 31, 2013. Except as set forth below, we are not aware of any material changes to the nature of those risk factors. We intend to set forth material changes to the nature of those risk factors in our future reports on Form 10-Q as required by Item 1A of Part II thereof. For business, market and other developments in the quarter ended June 30, 2014, please see Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to the Merger with Realogy

Our pending merger with Realogy is not guaranteed to occur. Compliance with the terms of the merger agreement in the interim could adversely affect our business. If the tender offer and subsequent merger do not occur, it could have a material and adverse effect on our business and our stock price.

On July 15, 2014, we entered into a merger agreement with Realogy Group LLC ("Realogy") providing for the acquisition of our company. On July 16, 2014, as the first step in the acquisition, Realogy launched a tender offer to purchase all of the outstanding shares of our common stock at a purchase price of $6.75 per share. The tender offer is scheduled to expire on August 13, 2014. Consummation of the tender offer is subject to customary conditions, including: (i) there being validly tendered a number of shares that represents at least a majority of the shares then outstanding, determined on a fully diluted basis, (ii) the absence of any law, injunction or similar order that restrains the consummation of the tender offer, (iii) the accuracy of our representations and warranties contained in the merger agreement and (iv) the absence, since the date of the merger agreement, of any material adverse effect on our business.

As a result of the pending acquisition: (i) the attention of our management and employees may be diverted from day-to-day operations as they focus on matters relating to preparation for integrating our operations with those of Realogy, (ii) the restrictions and limitations on the conduct of our business pending the tender offer may disrupt or otherwise adversely affect our business and our relationships with our independent agents and customers, and may not be in our best interests if we were to have to act as an independent entity following a termination of the merger agreement, and (iii) our ability to retain employees may be adversely affected due to the uncertainties created by the pending acquisition. There can be no assurance that all of the conditions to tender offer will be satisfied, or where possible, waived, or that the tender offer and subsequent merger will be consummated. If the tender offer does not close because all conditions to closing are not satisfied, or because the merger agreement is terminated, then, among other possible adverse effects: (i) our stockholders will not receive the consideration which Realogy has agreed to pay, (ii) our stock price may decline significantly, (iii) our business may have been adversely affected, (iv) we will have incurred significant transaction costs, and (v) under certain circumstances, we may have to pay Realogy a termination fee of $6.6 million.

The pendency of the tender offer could materially adversely affect our operations and the future of our business or result in a loss of employees and independent agents.

In connection with the pending acquisition, it is possible that some of our independent agents may decide to work for another brokerage company, which could negatively impact our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the acquisition is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the acquisition, which may materially adversely affect our ability to attract and retain key employees.

Lawsuits have been filed against ZipRealty, members of our Board of Directors, and Realogy challenging the acquisition. Any adverse judgment in such lawsuits may prevent the tender offer from closing within the expected timeframe or at all.

ZipRealty, the members of our Board of Directors and Realogy have been named as defendants in a pending purported class action lawsuit brought by individual ZipRealty stockholders challenging the acquisition and seeking, among other things, to enjoin the defendants from completing the tender offer and merger pursuant to the terms of the merger agreement. One of the conditions to the completion of the tender offer is that no temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the tender offer shall have been issued by any court of competent jurisdiction and be in effect. On August 11, 2014, we and our co-defendants entered into a stipulation of settlement with the plaintiffs and their counsel in this matter. The stipulation of settlement is subject to customary conditions, including approval by the Superior Court of the State of California following a hearing on the fairness, reasonableness and adequacy of the settlement. If the court does not grant final approval, the proposed settlement as contemplated by the stipulation of settlement may be terminated. Consequently, if the settlement is terminated and any plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the tender offer pursuant to the terms of the merger agreement, such an injunction may prevent the completion of the tender offer in the expected timeframe or altogether.

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
Eric L. Mersch
Senior Vice President and Chief Financial Officer

Date: August 13, 2014

Exhibit Index

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger, dated as of July 15, 2014, by and among ZipRealty, Inc., Realogy Group LLC and Honeycomb Acquisition, Inc.

2.2(1)	Tender and Voting Agreement, by and among ZipRealty, Inc., Realogy Group LLC, Honeycomb Acquisition, Inc. and the individuals set forth on Schedule A thereto

3.1(2)	Certificate of Correction to Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 12, 2008

3.2(a)(3)	Bylaws

4.1(3)	Form of Common Stock Certificate

10.1(4)*	Amended and Restated Omnibus Equity Incentive Plan

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on July 15, 2014.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on December 16, 2008.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Registration Statement on Form S-1(File No. 333-115657) filed with the Securities and Exchange Commission on May 20, 2004, as amended.

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51002) filed with the Securities and Exchange Commission on June 6, 2014.

*       Identifies a management contract or compensatory plan of arrangement required to be filed as an exhibit to this report.

